Form 10-Q
period 2020-06-30
Rackspace Technology, Inc.
filed 2020-08-31
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

Commission File Number: 001-39420

 RACKSPACE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-3369925
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1 Fanatical Place
City of Windcrest
San Antonio, Texas 78218
(Address of principal executive offices, including zip code)

(210) 312-4000
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RXT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer," "accelerated filer," "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On August 26, 2020, 199,131,909 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (this "Quarterly Report") contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the effects of the COVID-19 pandemic on our results of operations and business, and the risks and uncertainties disclosed or referenced in Part II Item 1A. of this report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

“Rackspace,” “Rackspace Technology,” “Fanatical Experience,” “RackConnect,” “Rackspace Service Blocks,” “Rackspace Fabric” and “MyRackspace” are registered or unregistered trademarks of Rackspace US, Inc. in the United States and/or other countries. OpenStack® is a registered trademark of OpenStack, LLC in the United States. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. Other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
(formerly known as Rackspace Corp.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2019	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$83.8	$161.4
Accounts receivable, net of allowance for doubtful accounts and accrued customer credits of $17.0 and $18.7, respectively	350.3	385.5
Prepaid expenses	76.2	64.0
Other current assets	33.4	40.2
Total current assets	543.7	651.1

Property, equipment and software, net	727.8	914.1
Goodwill, net	2,745.8	2,733.1
Intangible assets, net	1,817.4	1,726.2
Operating right-of-use assets	308.3	167.6
Other non-current assets	129.4	121.5
Total assets	$6,272.4	$6,313.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$260.4	$262.5
Accrued compensation and benefits	128.5	94.6
Deferred revenue	66.6	60.0
Debt	29.0	29.0
Accrued interest	36.0	35.7
Operating lease liabilities	58.3	58.9
Financing obligations	42.9	59.3
Other current liabilities	50.2	74.0
Total current liabilities	671.9	674.0

Non-current liabilities:
Debt	3,844.3	3,903.2
Operating lease liabilities	256.5	109.9
Finance lease liabilities	88.4	332.4
Financing obligations	86.4	90.6
Deferred income taxes	326.9	284.7
Other non-current liabilities	99.2	150.0
Total liabilities	5,373.6	5,544.8

Commitments and Contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 165.4 and 165.6 shares issued and outstanding, respectively	1.6	1.6
Additional paid-in capital	1,602.7	1,619.2
Accumulated other comprehensive income (loss)	12.0	(53.7)
Accumulated deficit	(717.5)	(798.3)
Total stockholders' equity	898.8	768.8
Total liabilities and stockholders' equity	$6,272.4	$6,313.6

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
(formerly known as Rackspace Corp.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2020	2019	2020
Revenue	$602.4	$656.5	$1,209.3	$1,309.2
Cost of revenue	(350.3)	(414.6)	(706.3)	(818.0)
Gross profit	252.1	241.9	503.0	491.2
Selling, general and administrative expenses	(226.5)	(219.2)	(458.2)	(447.0)
Gain on sale	—	—	2.1	—
Income from operations	25.6	22.7	46.9	44.2
Other income (expense):
Interest expense	(100.8)	(68.9)	(189.8)	(140.9)
Gain on investments, net	143.3	1.0	143.4	0.9
Gain on extinguishment of debt	5.0	—	9.5	—
Other income (expense), net	1.7	0.3	(2.3)	(0.3)
Total other income (expense)	49.2	(67.6)	(39.2)	(140.3)
Income (loss) before income taxes	74.8	(44.9)	7.7	(96.1)
Benefit (provision) for income taxes	(12.3)	12.3	(2.7)	15.3
Net income (loss)	$62.5	$(32.6)	$5.0	$(80.8)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(8.1)	$0.9	$2.5	$(19.5)
Unrealized losses on derivative contracts	—	(6.8)	—	(47.5)
Amount reclassified from accumulated other comprehensive income (loss) to earnings	—	1.7	—	1.3
Other comprehensive income (loss)	(8.1)	(4.2)	2.5	(65.7)
Comprehensive income (loss)	$54.4	$(36.8)	$7.5	$(146.5)

Net income (loss) per share:
Basic	$0.38	$(0.20)	$0.03	$(0.49)
Diluted	$0.38	$(0.20)	$0.03	$(0.49)
Weighted average number of shares:
Basic	165.2	165.5	165.2	165.4
Diluted	166.1	165.5	165.9	165.4

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
(formerly known as Rackspace Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2020
Cash Flows From Operating Activities
Net income (loss)	$5.0	$(80.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	257.9	237.6
Amortization of operating right-of-use assets	36.2	36.3
Deferred income taxes	(0.5)	(19.2)
Share-based compensation expense	12.3	16.6
Gain on sale	(2.1)	—
Gain on extinguishment of debt	(9.5)	—
Unrealized (gain) loss on derivative contracts	48.3	(2.7)
Gain on investments, net	(143.4)	(0.9)
Provision for bad debts and accrued customer credits	13.0	10.1
Amortization of debt issuance costs and debt discount	9.1	9.4
Other operating activities	0.6	(1.8)
Changes in operating assets and liabilities:
Accounts receivable	(27.2)	(47.1)
Prepaid expenses and other current assets	1.7	2.9
Accounts payable, accrued expenses, and other current liabilities	(37.4)	(31.8)
Deferred revenue	(8.0)	(9.0)
Operating lease liabilities	(36.9)	(33.7)
Other non-current assets and liabilities	(6.7)	12.9
Net cash provided by operating activities	112.4	98.8
Cash Flows From Investing Activities
Purchases of property, equipment and software	(113.9)	(66.4)
Proceeds from sale	16.8	—
Other investing activities	3.8	3.6
Net cash used in investing activities	(93.3)	(62.8)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	0.5
Shares of common stock withheld for employee taxes	—	(0.6)
Repurchase of common stock	(1.9)	—
Cash settlement of share-based awards	(1.5)	—
Proceeds from borrowings under long-term debt arrangements	—	310.0
Repayments of debt	(77.5)	(259.5)
Payments for debt issuance costs	—	(1.0)
Principal payments of finance lease liabilities	(15.5)	(7.1)
Proceeds from financing obligations	—	20.9
Principal payments of financing obligations	(3.6)	(19.9)
Net cash provided by (used in) financing activities	(100.0)	43.3
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1.4	(1.7)
Increase (decrease) in cash, cash equivalents, and restricted cash	(79.5)	77.6
Cash, cash equivalents, and restricted cash at beginning of period	258.2	87.1
Cash, cash equivalents, and restricted cash at end of period	$178.7	$164.7

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$133.0	$131.4
Cash payments for income taxes, net of refunds	$7.0	$8.1

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$—	$42.5

Acquisition of property, equipment and software by financing obligations	1.9	19.9
Decrease in property, equipment and software accrued in liabilities	(19.1)	(2.6)
Non-cash purchases of property, equipment and software	$(17.2)	$59.8

Non-cash increase in buildings within property, equipment, net, and software due to lease modification	$—	$220.3
Other non-cash investing and financing activities	$1.2	$2.3

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
(In millions)	2019	2020
Cash and cash equivalents	$174.7	$161.4
Restricted cash included in other non-current assets	4.0	3.3
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$178.7	$164.7

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
(formerly known as Rackspace Corp.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2019	165.2	$1.6	$1,583.2	$10.6	$(672.7)	$922.7
Exercise of stock options and release of stock awards, net of shares withheld for employee taxes	0.1	—	—	—	—	—
Repurchase of common stock	(0.1)	—	(1.9)	—	—	(1.9)
Cash settlement of share-based awards	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	6.4	—	—	6.4
Net income	—	—	—	—	62.5	62.5
Other comprehensive loss	—	—	—	(8.1)	—	(8.1)
Balance at June 30, 2019	165.2	$1.6	$1,586.2	$2.5	$(610.2)	$980.1

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	165.2	$1.6	$1,577.3	$—	$(671.1)	$907.8
Cumulative effect of adopting ASC 842	—	—	—	—	55.9	55.9
Exercise of stock options and release of stock awards, net of shares withheld for employee taxes	0.1	—	—	—	—	—
Repurchase of common stock	(0.1)	—	(1.9)	—	—	(1.9)
Cash settlement of share-based awards	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	12.3	—	—	12.3
Net income	—	—	—	—	5.0	5.0
Other comprehensive income	—	—	—	2.5	—	2.5
Balance at June 30, 2019	165.2	$1.6	$1,586.2	$2.5	$(610.2)	$980.1

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	165.4	$1.6	$1,610.2	$(49.5)	$(765.7)	$796.6
Exercise of stock options and release of stock awards, net of shares withheld for employee taxes	0.2	—	(0.1)	—	—	(0.1)
Share-based compensation expense	—	—	9.1	—	—	9.1
Net loss	—	—	—	—	(32.6)	(32.6)
Other comprehensive loss	—	—	—	(4.2)	—	(4.2)
Balance at June 30, 2020	165.6	$1.6	$1,619.2	$(53.7)	$(798.3)	$768.8

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	165.4	$1.6	$1,602.7	$12.0	$(717.5)	$898.8
Exercise of stock options and release of stock awards, net of shares withheld for employee taxes	0.2	—	(0.1)	—	—	(0.1)
Share-based compensation expense	—	—	16.6	—	—	16.6
Net loss	—	—	—	—	(80.8)	(80.8)
Other comprehensive loss	—	—	—	(65.7)	—	(65.7)
Balance at June 30, 2020	165.6	$1.6	$1,619.2	$(53.7)	$(798.3)	$768.8

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
(formerly known as Rackspace Corp.)
 NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Rackspace Technology, Inc. ("Rackspace Technology") (formerly known as Rackspace Corp. until its legal name change on June 11, 2020 and formerly known as Inception Topco Inc. until its legal name change on March 31, 2020), is a Delaware corporation controlled by investment funds affiliated with Apollo Global Management, Inc. and its subsidiaries (“Apollo”) and certain co-investors, including Searchlight Capital Partners L.P (“Searchlight”), ABRY Partners, LLC and ABRY Partners II, LLC (collectively, “ABRY”), and current and former employees. Rackspace Technology was formed on July 21, 2016 but had no assets, liabilities or operating results until November 3, 2016 (the “Closing Date”) when Rackspace Hosting, Inc. (now named Rackspace Technology Global, Inc., or “Rackspace Technology Global”), a global provider of modern information technology-as-a-service, was acquired by Inception Parent, Inc., a wholly-owned entity indirectly owned by Rackspace Technology (the “Rackspace Acquisition”).

Rackspace Technology Global commenced operations in 1998 as a limited partnership, and was incorporated in Delaware in March 2000. Rackspace Technology serves as the holding company for Rackspace Technology Global and does not engage in any material business or operations other than those related to its indirect ownership of the capital stock of Rackspace Technology Global and its subsidiaries or business or operations otherwise customarily undertaken by a holding company.

For ease of reference, the terms “we,” “our company,” “the company,” “us,” or “our” as used in this report refer to Rackspace Technology and its consolidated subsidiaries.

On November 15, 2019, we acquired 100% of Onica Holdings LLC ("Onica") as described in more detail in Note 13, "Acquisitions." The preliminary estimate of fair values of Onica’s assets acquired and liabilities assumed, together with Onica’s results of operations subsequent to the November 15, 2019 acquisition date, are included in the unaudited consolidated financial statements.

The unaudited consolidated financial statements include the accounts of Rackspace Technology, Inc. and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited consolidated financial statements as of June 30, 2020, and for the three and six months ended June 30, 2019 and 2020, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of December 31, 2019, included in our Registration Statement on Form S-1 (File No. 333-239794), as amended, including the final prospectus, dated August 4, 2020, included therein (the "Prospectus"). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Prospectus and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2020, our results of operations for the three and six months ended June 30, 2019 and 2020, our cash flows for the six months ended June 30, 2019 and 2020, and our stockholders' equity for the three and six months ended June 30, 2019 and 2020.

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2020, or for any other interim period, or for any other future year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, useful lives of property, equipment and software, software capitalization, incremental borrowing rates for lease liability measurement, fair values of intangible assets and reporting units, useful lives of intangible assets, share-based compensation, contingencies, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from our estimates.

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The effects of COVID-19 are rapidly evolving, and the full impact and duration of the virus are unknown. Currently, COVID-19 has not had a significant impact on our operations or financial performance; however, the ultimate extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and its impact on our customers, vendors and employees and its impact on our sales cycles as well as industry events, all of which are uncertain and cannot be predicted. In addition, we face a greater degree of uncertainty in making estimates and assumptions needed to prepare our consolidated financial statements and footnotes.

Subsequent Events

On July 20, 2020, the board of directors of the company approved and effected a twelve-for-one stock split of the company’s common stock (the "Stock Split"). All common stock share and per-share data, excluding par value per share, included in these consolidated financial statements give effect to the Stock Split and have been adjusted retroactively for all periods presented.

On July 20, 2020, we entered into an amendment to the First Lien Credit Agreement that modified the terms of our revolving credit facility (the “Revolving Credit Facility”) effective upon the closing of our initial public offering (the “IPO”) on August 7, 2020. The amendment (i) increased the amount of the commitments available under the Revolving Credit Facility from $225.0 million to $375.0 million, (ii) reduced the applicable margin with respect to the Revolving Credit Facility to 3.00% for LIBOR loans and 2.00% for base rate loans, but includes a 1.00% LIBOR “floor” applicable to LIBOR loans, and (iii) extended the maturity date with respect to the Revolving Credit Facility from November 3, 2021 to August 7, 2025; however, if 91 days prior to the scheduled maturity date of (A) the Term Loan Facility, more than $50.0 million aggregate principal amount of loans remains outstanding under the Term Loan Facility, or (B) the 8.625% Senior Notes due 2024 (the "8.625% Senior Notes"), more than $50.0 million aggregate principal amount of the 8.625% Senior Notes remains outstanding, in either such case, the Revolving Credit Facility will mature on such earlier date.

The amendment to the Revolving Credit Facility also modified the financial maintenance covenant applicable to the Revolving Credit Facility that limits the borrower’s net first lien leverage ratio to be a maximum of 5.00 to 1.00 (as compared to 3.50 to 1.00 prior to giving effect to the amendment). This financial maintenance covenant is only applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25.0 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is equal to or greater than 35% of the Revolving Credit Facility commitments as of the last day of such fiscal quarter. Other than described in this and the previous paragraph, the terms and conditions of the Revolving Credit Facility remained the same, and the amendment did not amend or otherwise modify the terms of the Term Loan Facility (as defined below).

On July 24, 2020, the board of directors of Rackspace Technology approved amendments to the Rackspace Technology, Inc. Equity Incentive Plan (the “2017 Incentive Plan”), which amendments were effective upon completion of the IPO on August 7, 2020. Among other things, as of the consummation of the IPO, the 2017 Incentive Plan terminated, except as it relates to outstanding awards, and any remaining shares reserved for future grants under the 2017 Incentive Plan were released.

In connection with the Rackspace Acquisition, we entered into a management consulting agreement with affiliates of Apollo and Searchlight (the “Apollo/Searchlight Management Consulting Agreement”) and a transaction fee agreement with an affiliate of Apollo (the “Transaction Fee Agreement”). In addition, on November 15, 2017, we entered into a management consulting agreement with ABRY (the “ABRY Management Consulting Agreement”). On July 24, 2020, we executed termination letters with each of the parties to the Apollo/Searchlight Management Consulting Agreement, the Transaction Fee Agreement, and the ABRY Management Consulting Agreement, whereby all agreements terminated effective as of the pricing of the IPO on August 4, 2020, and therefore no management or transaction fees will accrue or be payable under any of these agreements for periods subsequent to that date.

On August 7, 2020, we completed the IPO, in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share. We received proceeds of $666.6 million from sales of shares in the IPO, after deducting underwriters' discounts and commissions of $36.9 million, but before deducting offering expenses of approximately $8.4 million. The underwriters may exercise their option to purchase up to an additional 5,025,000 shares at $21.00 per share for 30 days after the final Prospectus date of August 4, 2020.

On August 12, 2020, Rackspace Technology Global commenced a tender offer to purchase for cash up to$600.0 million aggregate principal amount of its approximately $1,120.2 million outstanding 8.625% Senior Notes. As of the end of the day, 12:00 midnight, New York City time, on August 25, 2020, the early tender time, holders of the 8.625% Senior Notes had validly tendered $507.6 million aggregate principal amount of the 8.625% Senior Notes. On August 27, 2020, Rackspace Technology Global purchased $507.6 million aggregate principal amount of the 8.625% Senior Notes for aggregate cash of approximately $549.2 million, which reflected a price of 105.75% of the principal amount thereof, plus accrued and unpaid interest to, but not including, August 27, 2020, and canceled $507.6 million of the 8.625% Senior Notes following the purchase. The tender offer is scheduled to expire at the end of the day, 12:00 midnight, New York City time, on Wednesday, September 9, 2020, unless extended or earlier terminated by Rackspace Technology Global.

Significant Accounting Policies and Estimates

Our Prospectus includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements, which we are incorporating by reference herein. There were no material changes to our significant accounting policies and estimates during the six months ended June 30, 2020, except for the adoptions of the Accounting Standards Updates ("ASU") discussed in "Recently Adopted Accounting Pronouncements" below.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. Specifically, the non-current portion of "Finance lease liabilities" is now presented separately from "Other non-current liabilities" in the Consolidated Balance Sheets. This presentation change is due to the modification of certain leases in June 2020 which resulted in a change of classification from operating leases to finance leases, increasing the balance of the non-current portion of "Finance lease liabilities".

Recently Adopted Accounting Pronouncements

Financial Instruments-Credit Losses

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected using an allowance for expected credit losses, to be estimated by management based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted this guidance on January 1, 2020, using the modified retrospective approach. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Derivatives and Hedging-Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to simplify the application of the hedge accounting guidance. The guidance expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements. The guidance also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness.

We adopted this ASU on January 1, 2020. The guidance applies to any existing hedges or new derivative instruments that are designated as hedges for derivative accounting purposes in future periods. We have historically not designated our interest rate swaps or foreign currency hedging contracts as hedges for derivative accounting purposes, However, on January 9, 2020, we designated certain of our interest rate swap agreements as cash flow hedges. Refer to Note 11, "Derivatives," for the cash flow hedge disclosures required by the provisions of this guidance.

Fair Value Measurement Disclosures

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which removes, modifies or adds certain disclosure requirements for fair value measurement disclosures. We adopted this guidance on January 1, 2020 on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this guidance on January 1, 2020 on a prospective basis. The adoption of this guidance primarily resulted in changes to the presentation of certain implementation costs within our consolidated financial statements. Historically, these costs were capitalized as part of "Property, equipment, and software, net" and amortized over the useful life of the related software or hosting arrangement. Upon adoption, eligible costs incurred are now recorded within "Prepaid expenses" and "Other non-current assets" and amortized to either "Cost of revenue" or "Selling, general and administrative expenses" over the useful life of the related software or hosting arrangement. In addition, the cash flow presentation of these costs changed from investing cash flows under previous guidance to operating cash flows under the new guidance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In July 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

2. Customer Contracts

The following table presents the balances related to customer contracts as of December 31, 2019 and June 30, 2020:

(In millions)	Consolidated Balance Sheets Account	December 31, 2019	June 30, 2020
Accounts receivable, net	Accounts receivable, net (1)	$350.3	$385.5
Current portion of contract assets	Other current assets	7.8	12.4
Non-current portion of contract assets	Other non-current assets	7.2	6.2
Current portion of deferred revenue	Deferred revenue	66.6	60.0
Non-current portion of deferred revenue	Other non-current liabilities	14.2	11.5

(1) Allowance for doubtful accounts and accrued customer credits was $17.0 million and $18.7 million as of December 31, 2019 and June 30, 2020, respectively.

Amounts recognized in revenue for the three months ended June 30, 2019 and June 30, 2020, which were included in deferred revenue as of the beginning of each period, totaled $29.3 million and $29.1 million, respectively. Amounts recognized in revenue for the six months ended June 30, 2019 and June 30, 2020, which were included in deferred revenue as of the beginning of each period totaled $38.2 million and $46.9 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2019 and June 30, 2020, the balances of capitalized costs to obtain a contract were $55.1 million and $56.6 million, respectively, and the balances of capitalized costs to fulfill a contract were $21.7 million and $23.0 million, respectively. These capitalized costs are included in “Other non-current assets” on the Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs for the three and six months ended June 30, 2019 and June 30, 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2020	2019	2020
Amortization of capitalized sales commissions	$10.2	$11.4	$19.6	$22.3
Amortization of capitalized implementation costs	3.6	4.4	7.0	8.6

Remaining Performance Obligations

As of June 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations was $920.0 million, of which 35% is expected to be recognized as revenue during 2020 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. Our other revenue arrangements are usage-based, and as such, we recognize revenues based on the right to invoice for the services performed.

3. Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted average effect of all common shares issued and outstanding and is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares outstanding during the period. In periods where we are in a net income position, diluted net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents outstanding during the period. Potential common share equivalents consist of shares issuable upon the exercise of stock options and vesting of restricted stock.

Since we were in a net loss position for the three and six months ended June 30, 2020, basic net loss per share is the same as diluted net loss per share for those periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In millions, except per share data)	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$62.5	$(32.6)	$5.0	$(80.8)
Weighted average shares outstanding:
Common stock	165.2	165.5	165.2	165.4
Number of shares used in per share computations	165.2	165.5	165.2	165.4
Net income (loss) per share	$0.38	$(0.20)	$0.03	$(0.49)

Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$62.5	$(32.6)	$5.0	$(80.8)
Weighted average shares outstanding:
Common stock	165.2	165.5	165.2	165.4
Effect of dilutive securities	0.9	—	0.7	—
Number of shares used in per share computations	166.1	165.5	165.9	165.4
Net income (loss) per share	$0.38	$(0.20)	$0.03	$(0.49)

We excluded 16.8 million and 25.4 million potential common shares from the computation of dilutive net income (loss) per share for the three months ended June 30, 2019 and 2020, respectively, and 16.8 million and 25.4 million potential shares for the six months ended June 30, 2019 and 2020, respectively, because the effect would have been anti-dilutive.

4. Property, Equipment and Software, net

Property, equipment and software, net, at December 31, 2019 and June 30, 2020 consisted of the following:

(In millions)	December 31, 2019	June 30, 2020
Computers and equipment	$1,155.9	$1,187.4
Software	441.6	464.1
Furniture and fixtures	31.3	27.7
Buildings and leasehold improvements (1)	303.7	508.9
Land	32.2	31.6
Property, equipment and software, at cost	1,964.7	2,219.7
Less: Accumulated depreciation and amortization	(1,255.2)	(1,323.4)
Work in process	18.3	17.8
Property, equipment and software, net	$727.8	$914.1

(1) During the three and six months ended June 30, 2020, we recorded $220.3 million to buildings and leasehold improvements related to lease modifications in June 2020 which resulted in a change of classification from operating leases to finance leases.

5. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment during the six months ended June 30, 2020:

(In millions)	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total Consolidated
Balance as of December 31, 2019	$2,371.6	$322.2	$52.0	$2,745.8
Measurement period adjustments	(0.2)	—	—	(0.2)
Foreign currency translation	(10.9)	(0.8)	(0.8)	(12.5)
Balance as of June 30, 2020	$2,360.5	$321.4	$51.2	$2,733.1

Gross goodwill	$2,655.5	$321.4	$51.2	$3,028.1
Less: Accumulated impairment charges	(295.0)	—	—	(295.0)
Goodwill, net as of June 30, 2020	$2,360.5	$321.4	$51.2	$2,733.1

The following tables provide information regarding our intangible assets other than goodwill:

	December 31, 2019
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,983.7	$(459.9)	$1,523.8
Property tax abatement	16.0	(5.6)	10.4
Other	43.8	(10.6)	33.2
Total definite-lived intangible assets	2,043.5	(476.1)	1,567.4
Trade name (indefinite-lived)	250.0	—	250.0
Total intangible assets other than goodwill	$2,293.5	$(476.1)	$1,817.4

	June 30, 2020
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,979.5	$(540.1)	$1,439.4
Property tax abatement	16.0	(6.5)	9.5
Other	43.8	(16.5)	27.3
Total definite-lived intangible assets	2,039.3	(563.1)	1,476.2
Trade name (indefinite-lived)	250.0	—	250.0
Total intangible assets other than goodwill	$2,289.3	$(563.1)	$1,726.2

6. Investments

In June 2019, CrowdStrike Holdings, Inc. ("CrowdStrike"), an entity in which Rackspace US, Inc. held an equity investment, completed an initial public offering and became a publicly-traded company. Prior to the date of CrowdStrike's initial public offering, our investment in CrowdStrike had a carrying value of $10.0 million and was accounted for as an equity investment without a readily determinable fair value. With the availability of observable price changes following the completion of CrowdStrike's initial public offering, our investment in CrowdStrike was measured at fair value on a prospective basis using the end of period quoted stock price, which is classified as a Level 1 input within the fair value hierarchy. In December 2019, Rackspace US, Inc. sold the investment in CrowdStrike for $106.9 million in cash proceeds.

We hold other equity investments that do not have readily determinable fair values. The aggregate carrying value of these other equity investments is immaterial.

For the three and six months ended June 30, 2019, we recognized a net gain on investment activity of $143.3 million and $143.4 million, respectively, which was primarily comprised of a $140.8 million unrealized gain related to the increase in the fair value of the CrowdStrike investment and a $2.6 million realized gain recognized upon the receipt of proceeds related to the 2017 sale of an equity investment. For the three and six months ended June 30, 2020, we recognized a net gain on investment activity of $1.0 million and $0.9 million, respectively, which was primarily comprised of a $0.9 million realized gain upon the receipt of proceeds related to the 2017 sale of an equity investment.

7. Debt

Debt consisted of the following:

	December 31, 2019
(In millions)	Term Loan Facility	8.625% Senior Notes due 2024	Total
Principal balance	$2,824.6	$1,120.2	$3,944.8
Unamortized debt issuance costs	(48.6)	(18.0)	(66.6)
Unamortized debt discount	(4.9)	—	(4.9)
Total debt	2,771.1	1,102.2	3,873.3
Less: current portion of debt	(29.0)	—	(29.0)
Debt, excluding current portion	$2,742.1	$1,102.2	$3,844.3

	June 30, 2020
(In millions)	Term Loan Facility	8.625% Senior Notes due 2024	Accounts Receivable Financing Agreement	Total
Principal balance	$2,810.1	$1,120.2	$65.0	$3,995.3
Unamortized debt issuance costs	(42.7)	(16.1)	—	(58.8)
Unamortized debt discount	(4.3)	—	—	(4.3)
Total debt	2,763.1	1,104.1	65.0	3,932.2
Less: current portion of debt	(29.0)	—	—	(29.0)
Debt, excluding current portion	$2,734.1	$1,104.1	$65.0	$3,903.2

Senior Facilities

The First Lien Credit Agreement includes a first lien term loan facility ("Term Loan Facility") and the Revolving Credit Facility (together, the "Senior Facilities").

As of June 30, 2020, the Revolving Credit Facility had total commitments of $225.0 million and matures on November 3, 2021. Over the course of the six months ended June 30, 2020, Rackspace Technology Global borrowed and repaid an aggregate $245.0 million. As of June 30, 2020, we had no outstanding borrowings under the Revolving Credit Facility.

The Term Loan Facility matures on November 3, 2023 and, as of June 30, 2020, the interest rate on the Term Loan Facility was 4.00%. Rackspace Technology Global makes quarterly principal payments of $7.2 million. See Note 11, "Derivatives" for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

The fair value of the Term Loan Facility as of June 30, 2020 was $2,711.7 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

As of June 30, 2020, Rackspace Technology Global was in compliance with all covenants under the Senior Facilities.

8.625% Senior Notes due 2024

The 8.625% Senior Notes mature on November 15, 2024 and, as of June 30, 2020, Rackspace Technology Global was in compliance with all covenants under the indenture governing the 8.625% Senior Notes (the "Indenture").

During the three and six months ended June 30, 2019, Rackspace Technology Global repurchased and surrendered for cancellation $45.6 million and $73.9 million, respectively, of principal amount of 8.625% Senior Notes for $40.0 million and $63.7 million, respectively, including accrued interest of $0.2 million and $0.7 million, respectively. In connection with these repurchases, we recorded a gain on debt extinguishment of $5.0 million and $9.5 million in our Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019, respectively.

The fair value of the 8.625% Senior Notes as of June 30, 2020 was $1,125.8 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 8.625% Senior Notes is classified as Level 2 within the fair value hierarchy.

Accounts Receivable Financing Agreement

On March 19, 2020, a wholly owned subsidiary of the company entered into an accounts receivable financing agreement (the "Receivables Financing Facility"). Pursuant to the agreements evidencing the Receivables Financing Facility, Rackspace Receivables, LLC, a bankruptcy-remote special purpose vehicle ("SPV") wholly owned by Rackspace Technology Global, has granted a security interest in all of its current and future receivables and related assets in exchange for a credit facility permitting borrowings of up to a maximum aggregate amount of $100.0 million from time to time. Such borrowings are used by the SPV to finance purchases of accounts receivable. We recorded $1.0 million of fees and expenses related to the Receivables Financing Facility as debt issuance costs, which are included in "Other non-current assets" in the Consolidated Balance Sheets.

The amount of advances available are determined based on advance rates relating to the eligibility of the receivables held by the SPV at that time. Advances bear interest based on LIBOR plus a margin. The last date on which advances may be made is March 21, 2022, unless the maturity of the Receivables Financing Facility is otherwise accelerated. In addition to other customary fees associated with financings of this type, the SPV is required to pay a monthly commitment fee based on the unused amount of the facility.

As of June 30, 2020, our total borrowing capacity under the Receivables Financing Facility was $92.7 million and $65.0 million was borrowed and outstanding. The interest rate on the Receivables Financing Facility was 3.01% as of June 30, 2020.

The agreements evidencing the Receivables Financing Facility contain customary representations and warranties, affirmative and negative covenants, and events of default. As of June 30, 2020, the company was in compliance with all covenants under the Receivables Financing Facility.

8. Commitments and Contingencies

We have contingencies that arise from various litigation, claims and commitments, none of which we consider to be material.

From time to time, we are a party to various claims asserting that certain of our services and technologies infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, products, or services, and may also cause us to change our business practices and require development of non-infringing products or technologies, which could result in a loss of revenue for us or otherwise harm our business.

We record an accrual for a loss contingency when a loss is considered probable and reasonably estimable. As additional facts concerning a loss contingency become known, we reassess our position and make appropriate adjustments to a recorded accrual. The amount that will ultimately be paid related to a matter may differ from the recorded accrual, and the timing of such payments, if any, may be uncertain.

We cannot predict the impact, if any, that any current matter will have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of these matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate a range of possible losses from them at this time.

9. Share-Based Compensation and Settlement of Share-Based Awards

Repurchase of Common Stock

During the three and six months ended June 30, 2019, we repurchased $1.9 million, or 0.1 million shares, of our common stock. These shares were subsequently retired.

Settlement of Share-Based Awards

As a result of the Rackspace Acquisition, Rackspace Technology Global had obligations related to the settlement of restricted stock units that were outstanding at the Closing Date. These obligations required installment payments that began in November 2016 and ended in the first quarter of 2019. We made cash payments of $19.2 million during the six months ended June 30, 2019 and recognized compensation expense of $2.7 million within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2019.

In addition, in connection with an employee's departure, we settled options and restricted stock for a one-time cash payment of $1.5 million during the three and six months ended June 30, 2019.

Share-Based Compensation Expense

During the six months ended June 30, 2020, we granted 8.2 million stock options under the Rackspace Technology, Inc. Equity Incentive Plan (the "Incentive Plan") with a weighted-average grant date fair value of $8.36. The majority of the options were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service. Also included in the 8.2 million stock options granted were 1.7 million stock options granted to certain executives that vest in part subject to continued service ratably over a five-year period and in part based upon the attainment of performance and market conditions.

Share-based compensation expense recognized under the Incentive Plan for the three and six months ended June 30, 2019 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2020	2019	2020
Cost of revenue	$1.3	$2.3	$2.3	$4.1
Selling, general and administrative expenses	5.1	6.8	10.0	12.5
Pre-tax share-based compensation expense	6.4	9.1	12.3	16.6
Less: Income tax benefit	(1.4)	(1.9)	(2.6)	(3.5)
Total share-based compensation expense, net of tax	$5.0	$7.2	$9.7	$13.1

As of June 30, 2020, there was $81.5 million and $4.6 million of total unrecognized compensation cost related to stock options and restricted stock, respectively, which will be recognized using the straight-line method over a weighted average period of 2.8 and 2.1 years, respectively. This does not include $54.7 million and $1.2 million fair value related to unvested options and restricted stock, respectively, that will vest based on performance, market, and service conditions all tied to a change in control. In accordance with accounting guidance for share-based compensation, the associated expense will not be recorded until a change in control event is consummated.

10. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three and six months ended June 30, 2020, our effective tax rate has been impacted by the application of the global intangible low-taxed income (“GILTI”) provisions that were implemented with the Tax Cuts and Jobs Act (the “Act”) that was passed on December 22, 2017. The Act also introduced a new Base Erosion Anti-Abuse Tax (the “BEAT”) that targeted payments made to related foreign parties. The BEAT is not expected to apply to Rackspace Technology, Inc. in 2020.

On July 27, 2015, the U.S. Tax Court ("Tax Court") issued an opinion in Altera Corp. ("Altera") v. Commissioner ("Tax Court Opinion"), which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Opinion was appealed by the Commissioner to the Ninth Circuit Court of Appeals ("Ninth Circuit"). On June 7, 2019, a three-judge panel from the Ninth Circuit issued an opinion that reversed the Tax Court Opinion. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit, which the Ninth Circuit subsequently denied. On February 10, 2020, Altera submitted a petition for writ of certiorari to the U.S. Supreme Court. On June 22, 2020, the U.S. Supreme Court denied Altera’s petition for writ of certiorari and will not review the Ninth Circuit’s June 7, 2019 decision that upheld the inclusion of share-based compensation in a cost sharing arrangement. Given the U.S. Supreme Court’s denial of the petition for writ of certiorari, we believe it is appropriate to record the financial statement impact of including share-based compensation in historical cost sharing payments discretely in the three and six month periods ending June 30, 2020 for years prior to 2020. The aggregate income tax impact related to the Altera decision is less than $1.0 million. If, at a future date, Altera secured a favorable ruling from the U.S. Supreme Court, we would re-evaluate the decision to record an income tax benefit at that time.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) of the Internal Revenue Code increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification significantly increases our allowable interest expense deduction resulting in less utilization of prior year net operating losses in that year. The change in the interest expense limitation pursuant to the CARES Act did not have an impact on the three or six months ended June 30, 2020 as it is not expected to impact our net deferred tax liability for 2020. As a result of the CARES Act, it is anticipated that we will fully deduct interest expense incurred in 2020 and may be able to deduct previously disallowed interest expense carrying forward from 2018.

11. Derivatives

We utilize derivative instruments, including interest rate swap agreements and foreign currency hedging contracts, to manage our exposure to interest rate risk and foreign currency fluctuations. We only hold such instruments for economic hedging purposes, not for speculative or trading purposes. Our derivative instruments are transacted only with highly-rated institutions, which reduces our exposure to credit risk in the event of nonperformance.

Interest Rate Swaps

We are exposed to interest rate risk associated with fluctuations in interest rates on the floating-rate Term Loan Facility. The objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we have entered into interest rate swap agreements as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

In December 2016, we entered into seven floating-to-fixed interest rate swap agreements to manage our risk from interest rate fluctuations associated with the floating-rate Term Loan Facility. The swap agreements became effective on February 3, 2017 with an aggregate notional amount of $1.5 billion. Two swap agreements matured in 2018, one agreement matured during the six months ended June 30, 2019, and one agreement matured during the six months ended June 30, 2020. The remaining three swap agreements in effect as of June 30, 2020 have an aggregate notional amount of $1.05 billion and mature over the next two years. On a quarterly basis, we net settle with the counterparty for the difference between the fixed rate specified in each swap agreement, ranging from 1.7625% to 1.9040%, and the variable rate based upon the three-month LIBOR as applied to the notional amount of the swap.

In December 2018, we entered into four additional floating-to-fixed interest rate swap agreements with an aggregate notional amount of $1.35 billion and a maturity date of November 3, 2023. These swap agreements are forward-starting, and as of June 30, 2020, two swap agreements, with an aggregate notional amount of $300 million, were effective. The remaining swap agreements become effective each year thereafter to coincide with the maturity dates of the outstanding December 2016 swap agreements. On a quarterly basis, we net settle with the counterparty for the difference between the fixed rate specified in each swap agreement, ranging from 2.7350% to 2.7490%, and the variable rate based upon the three-month LIBOR as applied to the notional amount of the swap.

As of December 31, 2019, none of our interest rate swap agreements were designated as cash flow hedges of interest rate risk for accounting purposes, therefore, all changes in the fair value of the interest rate swap agreements were recorded to "Interest expense" in the Consolidated Statements of Comprehensive Income (Loss). On January 9, 2020, we designated certain of our swaps as cash flow hedges. On the designation date, the cash flow hedges were in a $39.9 million liability position ("off-market swap value"). The cash flow hedges were expected to be highly effective on the designation date and, on a quarterly basis, we perform retrospective and prospective assessments to determine whether the cash flow hedges continue to be highly effective, which we have deemed to be a dollar-offset ratio between 80% to 125%. As long as the cash flow hedges are highly effective, changes in fair value are recorded to "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets and reclassified to "Interest expense" in the period when the underlying transaction affects earnings. The off-market swap value will be amortized as a reduction to "Interest expense" on a straight-line basis over the remaining term of each cash flow hedge. The income tax effects of cash flow hedges are released from "Accumulated other comprehensive income (loss)" in the period when the underlying transaction affects earnings. Any stranded income tax effects are released from “Accumulated other comprehensive income (loss)” into “Benefit (provision) for income taxes” under the portfolio approach. As of June 30, 2020, all of our cash flow hedges were highly effective.

Our interest rate swap agreements are recognized at fair value in the Consolidated Balance Sheets and are valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.

Foreign Currency Hedging Contracts

The majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. We also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. The objective of our foreign currency hedging contracts is to manage our exposure to foreign currency movements. To accomplish this objective, we may enter into foreign currency forward contracts and collars. A forward contract is an agreement to buy or sell a quantity of a currency at a predetermined future date and at a predetermined exchange rate. A collar is a strategy that uses a combination of a purchased put option and a sold call option with equal premiums to hedge a portion of anticipated cash flows, or to limit possible gains or losses on an underlying asset or liability to a specific range. The put and call options have identical notional amounts and settlement dates.

In November 2018, we entered into one foreign currency forward contract. Under the terms of the contract, we sold £75 million at a rate of 1.3002 British pound sterling to U.S. dollar and received $97.5 million. This contract settled on November 29, 2019 and we received a final net payment of $0.8 million.

In November 2019, we entered into two foreign currency net-zero cost collar contracts with an aggregate notional amount of £100 million and a maturity date of November 30, 2020. Under the terms of the contracts, the British pound sterling to U.S. dollar exchange rate floats between 1.2375 and 1.3475. On March 26, 2020, we settled one of these contracts, with an aggregate notional amount of £50 million, and we received a final net payment of $1.9 million.

In March 2020, we entered into three foreign currency forward contracts to manage our exposure to movements in the British pound sterling, Euro, and Mexican peso. All three contracts settled on June 30, 2020, and we made a final net payment of $1.7 million resulting from the following:

•We sold £32 million at a rate of 1.1902 British pound to U.S. dollar and received $38.1 million.
•We sold €6 million at a rate of 1.0921 Euro to U.S. dollar and received $6.6 million.
•We sold $2.1 million at a rate of 24.2040 U.S. dollar to Mexican peso and received Mex$50 million.

In June 2020, we entered into three foreign currency forward contracts to manage our exposure to movements in the British pound sterling, Euro, and Mexican peso. All three contracts have a maturity date of September 30, 2020. On the maturity date, the following will occur:

•We will sell £32 million at a rate of 1.24095 British pound to U.S. dollar and receive $39.7 million.
•We will sell €6 million at a rate of 1.1241 Euro to U.S. dollar and receive $6.7 million.
•We will sell $2.2 million at a rate of 23.0330 U.S. dollar to Mexican peso and receive Mex$50 million.

These contracts are recognized at fair value in the Consolidated Balance Sheets and are valued using pricing models that rely on market observable inputs such as current exchange rates, which are classified as Level 2 inputs within the fair value hierarchy. We have not designated these contracts as cash flow hedges for accounting purposes, therefore, all changes in fair value are recorded in "Other income (expense), net."

Fair Values of Derivatives on the Consolidated Balance Sheets

The fair values of our derivatives and their location on the Consolidated Balance Sheets as of December 31, 2019 and June 30, 2020 were as follows:

		December 31, 2019		June 30, 2020
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Other current liabilities	$—	$3.5	$—	$—
Interest rate swaps	Other non-current liabilities	—	33.1	—	—
Foreign currency contracts	Other current assets	1.4	—	2.0	—
Foreign currency contracts	Other current liabilities	—	2.9	—	0.2
Total		$1.4	$39.5	$2.0	$0.2

Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current liabilities	$—	$—	$—	$20.7
Interest rate swaps	Other non-current liabilities	—	—	—	78.6
Total		$—	$—	$—	$99.3

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2019			June 30, 2020
(In millions)	Gross Amounts on Balance Sheet	Effect of Counter-Party Netting	Net Amounts	Gross Amounts on Balance Sheet	Effect of Counter-Party Netting	Net Amounts
Assets
Foreign currency contracts	$1.4	$(1.4)	$—	$2.0	$(2.0)	$—
Total	$1.4	$(1.4)	$—	$2.0	$(2.0)	$—

Liabilities
Interest rate swaps	$36.6	$—	$36.6	$99.3	$(1.8)	$97.5
Foreign currency contracts	2.9	(1.4)	1.5	0.2	(0.2)	—
Total	$39.5	$(1.4)	$38.1	$99.5	$(2.0)	$97.5

Effect of Derivatives on the Consolidated Statements of Comprehensive Income (Loss)

The effect of our derivatives and their location on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2020 was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2019	2020	2019	2020
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest expense	$(30.4)	$—	$(49.2)	$(3.2)
Foreign currency contracts	Other income (expense), net	3.0	0.3	0.9	3.6

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest expense	$—	$(2.2)	$—	$(1.7)

Interest expense was $100.8 million and $68.9 million for the three months ended June 30, 2019 and 2020, respectively, and $189.8 million and $140.9 million for the six months ended June 30, 2019 and 2020, respectively. As of June 30, 2020, the amount of cash flow hedge losses included within "Accumulated other comprehensive income (loss)" that is expected to be reclassified as an increase to "Interest expense" over the next 12 months is approximately $18.4 million. See Note 14, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of June 30, 2020, our interest rate swap agreements with an aggregate fair value of $99.3 million were in a net liability position. However, if we were in default, our master netting arrangements with certain of our interest rate swap counterparties contain provisions which would result in net settlement of all outstanding agreements with an aggregate fair value of $97.5 million in a net liability position.

12. Divestitures

On February 1, 2017, we completed the sale of assets of our Mailgun business for total consideration of $40.2 million, which was comprised of an initial cash payment of $20.5 million, a promissory note with a fair value of $14.8 million, and an equity interest in the new entity, Mailgun Technologies, Inc. ("Mailgun Technologies") with a fair value of $4.9 million.

In March 2019, we received $18.0 million in cash from Mailgun Technologies as repayment for the promissory note balance of $15.9 million, which included accrued interest of $1.2 million. As such, we recorded a gain of $2.1 million, which is reflected within "Gain on sale" in the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2019.

13. Acquisitions

Onica

On November 15, 2019, Rackspace Technology acquired 100% of Onica, an Amazon Web Services ("AWS") Partner Network ("APN") Premier Consulting Partner and AWS Managed Service Provider providing cloud-native consulting and managed services, including strategic advisory, architecture and engineering and application development services. Total consideration to acquire Onica was $323.4 million, net of cash acquired of $7.5 million, for a net purchase price of $315.9 million. Total consideration includes the purchase price adjustment resulting from the difference between net working capital on the date of acquisition compared to the estimated net working capital used to determine the closing consideration (the "Purchase Price Adjustment").

The Onica acquisition was accounted for using the acquisition method of accounting, in accordance with the accounting guidance for business combinations. Accordingly, the purchase price has been preliminarily allocated (pending the final valuation of certain tangible and intangible assets acquired and liabilities assumed, including deferred taxes) to the acquired assets and liabilities based upon their estimated fair values at the date of acquisition.

The preliminary allocation of the purchase price as of the November 15, 2019 closing date (as adjusted through June 30, 2020, as described below) is as follows:

(In millions)	November 15, 2019
Onica Acquisition Consideration	$323.4
Allocated to:
Cash and cash equivalents	$7.5
Intangible assets	61.8
Liabilities assumed, net of other assets acquired	(11.0)
Net assets acquired	$58.3
Goodwill	$265.1

During the three and six months ended June 30, 2020, we recorded a measurement period adjustment to the preliminary amounts recorded as of November 15, 2019. We recorded a measurement period adjustment of $0.2 million to Onica Acquisition Consideration associated with the Purchase Price Adjustment, for a total net decrease to goodwill of $0.2 million. The Purchase Price Adjustment is included in "Other investing activities" in the Consolidated Statements of Cash Flows. The adjustment to the preliminary allocation is as follows:

(In millions)	As Previously Determined	Measurement Period Adjustments	Revised
Onica Acquisition Consideration	$323.6	$(0.2)	$323.4

14. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gains (Losses) on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at March 31, 2019	$10.6	$—	$10.6
Foreign currency translation adjustments, net of tax benefit of $0.9	(8.1)	—	(8.1)
Balance at June 30, 2019	$2.5	$—	$2.5

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gains (Losses) on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2018	$—	$—	$—
Foreign currency translation adjustments, net of tax benefit of $0.2	2.5	—	2.5
Balance at June 30, 2019	$2.5	$—	$2.5

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Losses on Derivative Contracts	Accumulated Other Comprehensive Loss
Balance at March 31, 2020	$(8.4)	$(41.1)	$(49.5)
Foreign currency translation adjustments, net of tax benefit of $0.2	0.9	—	0.9
Unrealized losses on derivative contracts, net of tax benefit of $2.3	—	(6.8)	(6.8)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $0.5 (1)	—	1.7	1.7
Balance at June 30, 2020	$(7.5)	$(46.2)	$(53.7)
(1)  Includes Interest expense recognized of $3.7 million, partially offset by amortization of off-market swap value of $1.5 million for the three months ended June 30, 2020.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Losses on Derivative Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$12.0	$—	$12.0
Foreign currency translation adjustments, net of tax benefit of $1.4	(19.5)	—	(19.5)
Unrealized losses on derivative contracts, net of tax benefit of $16.3	—	(47.5)	(47.5)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $0.4 (1)	—	1.3	1.3
Balance at June 30, 2020	$(7.5)	$(46.2)	$(53.7)
(1)  Includes Interest expense recognized of $4.4 million, partially offset by amortization of off-market swap value of $2.7 million for the six months ended June 30, 2020.

15. Related Party Transactions

On November 3, 2016, we entered into management consulting agreements with affiliates of Apollo and Searchlight and on November 15, 2017, in connection with the Datapipe acquisition, we entered into a management consulting agreement with ABRY. For the three and six months ended June 30, 2019, we recorded $3.0 million and $5.9 million, respectively, and for the three and six months ended June 30, 2020, we recorded $3.5 million and $7.1 million, respectively, of consulting fees within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Income (Loss).

Affiliates of ABRY are also Term Loan Facility lenders under the First Lien Credit Agreement. As of June 30, 2020, the outstanding principal amount of the Term Loan Facility was $2,810.1 million, of which $38.1 million, or 1.4%, is due to ABRY affiliates.

16. Segment Reporting

We have organized our operations into the following three operating segments, which correspond directly to our reportable segments: Multicloud Services, Apps & Cross Platform, and OpenStack Public Cloud. Our segments are based upon a number of factors, including, the basis for our budgets and forecasts, organizational and management structure and the financial information regularly used by our Chief Operating Decision Maker to make key decisions and to assess performance. We assess financial performance of our segments on the basis of revenue and adjusted gross profit, which is a non-GAAP measure of profitability. For the calculation of adjusted gross profit, we allocate certain costs, such as data center operating costs, customer support costs, license expense, and depreciation, to our segments generally based on segment revenue.

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of segment adjusted gross profit to total consolidated gross profit for the three and six months ended June 30, 2019 and 2020.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020
Revenue by segment:
Multi-Cloud Services	$449.6	$519.0	$902.4	$1,026.9
Apps & Cross Platform	79.0	79.9	157.1	161.4
OpenStack Public Cloud	73.8	57.6	149.8	120.9
Total consolidated revenue	$602.4	$656.5	$1,209.3	$1,309.2

Adjusted gross profit by segment:
Multi-Cloud Services	$189.5	$200.7	$378.9	$397.5
Apps & Cross Platform	28.2	27.0	57.1	57.1
OpenStack Public Cloud	38.5	23.7	78.3	53.0
Less:
Share-based compensation expense	(1.3)	(2.3)	(2.3)	(4.1)
Other compensation expense (1)	(0.4)	(1.5)	(0.9)	(3.4)
Purchase accounting impact on revenue (2)	0.1	—	0.2	—
Purchase accounting impact on expense (2)	(2.4)	(1.6)	(4.8)	(3.5)
Restructuring and transformation expenses (3)	(0.1)	(4.1)	(3.5)	(5.4)
Total consolidated gross profit	$252.1	$241.9	$503.0	$491.2

(1) Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax.
(2)  Adjustment for the impact of purchase accounting from the Rackspace Acquisition on revenue and expenses.
(3) Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report") and with the audited consolidated financial statements and the related notes as of December 31, 2019, included in our Registration Statement on Form S-1 (File No. 333-239794), as amended, including the final prospectus, dated August 4, 2020, included therein (the "Prospectus"). References to “Rackspace Technology,” “we,” “our company,” “the company,” “us,” or “our” refer to Rackspace Technology, Inc. and its consolidated subsidiaries.

The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Special Note Regarding Forward-Looking Statements” contained elsewhere in this Quarterly Report.

Overview

We are a leading end-to-end multicloud technology services company. We design, build and operate our customers’ cloud environments across all major technology platforms, irrespective of technology stack or deployment model. We partner with our customers at every stage of their cloud journey, enabling them to modernize applications, build new products and adopt innovative technologies.

We operate our business and report our results through three reportable segments: (1) Multicloud Services, (2) Apps & Cross Platform and (3) OpenStack Public Cloud. Our Multicloud Services segment includes our multicloud services offerings, as well as professional services related to designing and building multicloud solutions and cloud-native applications. Our Apps & Cross Platform segment includes managed applications, managed security and data services, as well as professional services related to designing and implementing application, security and data services. In early 2017, we determined that our OpenStack Public Cloud offering was not core to our go-forward operations and we ceased to incentivize our sales team to promote and sell the product by the end of that year. We continue to serve our existing OpenStack Public Cloud customer base while we focus our growth strategy and investments on our Multicloud Services and Apps & Cross Platform offerings. See Item 1 of Part I, Financial Statements - Note 16, "Segment Reporting" for additional information about our segments. We refer to certain supplementary “Core” financial measures, which reflect the results or otherwise pertain to the performance of our Multicloud Services and Apps & Cross Platform segments, in the aggregate. Our Core financial measures exclude the results and performance of our OpenStack Public Cloud segment.

We generate revenue primarily through the sale of consumption-based contracts for our services offerings, which are recurring in nature. We also generate revenue from the sale of professional services related to designing and building customer solutions, which are non-recurring in nature. Arrangements within our Multicloud Services offerings generally have a fixed term, typically from 12 to 36 months, with a monthly recurring fee based on the computing resources provided to and utilized by the customer, the complexity of the underlying infrastructure and the level of support we provide. Our other primary sources of revenue are for public cloud services within our Multicloud Services, our Apps & Cross Platform and our OpenStack Public Cloud offerings. Contracts for these arrangements typically operate on a month-to-month basis and can be canceled at any time without penalty.

On November 15, 2019, we acquired 100% of Onica Holdings LLC ("Onica") as described in more detail in Item 1 of Part I, Financial Statements - Note 13, "Acquisitions." The preliminary estimate of fair values of Onica’s assets acquired and liabilities assumed, together with Onica’s results of operations subsequent to the November 15, 2019 acquisition date, are included in the unaudited consolidated financial statements.

Subsequent Events

On August 7, 2020, we completed an initial public offering (the "IPO"). For a complete description of this transaction and other subsequent events, see Item 1 of Part I, Financial Statements - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

Impact of COVID-19

The recent outbreak of a novel strain of coronavirus, now referred to as COVID-19, has spread globally, including within the United States and resulted in The World Health Organization declaring the outbreak a "pandemic" in March 2020. The effects of COVID-19 are rapidly evolving, and the full impact and duration of the virus are unknown. Managing COVID-19 has severely impact healthcare systems and businesses worldwide. The effects of COVID-19 and the response to the virus have negatively impacted overall economic conditions. To date, COVID-19 has not adversely affected our results of operations or financial condition in any material respect; however, the ultimate extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and its impact on our customers, vendors and employees and its impact on our sales cycles as well as industry events, all of which are uncertain and cannot be predicted. If the pandemic or the resulting economic downturn continues to worsen, we could experience service disruption, loss of customers or higher levels of doubtful trade accounts receivable, which could have an adverse effect on our results of operations and cash flows. At this point, we are focused on the health and safety of our employees, customers and partners and, among other things, have implemented a work-from-home policy and are limiting contact between our employees and customers while continuing to deliver a Fanatical Experience. To date, the impact on our business has been limited as most of our services are already delivered remotely or capable of being delivered remotely and we have a diverse customer base. In addition, our mitigation efforts, including offering our customers contract extensions in exchange for better payment terms and obtaining improved payment terms from our vendors, have generally been successful since the start of the pandemic. The full extent to which COVID-19 may impact our financial condition or results of operations over the medium to long term, however, remains uncertain. Due to our recurring revenue business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.

Key Factors Affecting Our Performance

We believe our combination of proprietary technology, automation capabilities and technical expertise creates a value proposition for our customers that is hard to replicate for both competitors and in-house IT departments. Our continued success depends to a significant extent on our ability to meet the challenges presented by our highly competitive and dynamic market, including the following key factors:

Differentiating Our Service Offerings in a Competitive Market Environment

Our success depends to a significant extent on our ability to differentiate, expand and upgrade our service offerings in line with developing customer needs, while deepening our relationships with leading public cloud service providers and establishing new relationships, including with sales partners. We are a certified premier consulting and managed services partner to some of the largest cloud computing platforms, including AWS, Azure, Google Cloud, Oracle, Salesforce, SAP and VMWare. We believe we are unique in our ability to serve customers across major technology stacks and deployment options, all while delivering a Fanatical Experience. Annualized Recurring Revenue (“ARR”), which we believe is an important indicator of our market differentiation and future revenue opportunity from recurring customer contracts, was $2,355.8 million and $2,492.9 million for the three months ended June 30, 2019 and 2020, respectively. See “Key Operating Metrics.”

Customer Relationships and Retention

Our success greatly depends on our ability to retain and develop opportunities with our existing customers and to attract new customers. We operate in a growing but competitive and evolving market environment, requiring innovation to differentiate us from our competitors. We believe that our integrated cloud service portfolio and our differentiated customer experience and technology are keys to retaining and growing revenue from existing customers as well as acquiring new customers. For example, we believe that the Rackspace Fabric provides customers a unified experience across their entire cloud and security footprint, and that our Rackspace Service Blocks model provides for customizable services consumption, enabling us to deliver IT services in a recurring and scalable way. These offerings differentiate us from legacy IT service providers that operate under long-term fixed and project-based fee structures often tethered to their existing technologies with less automation.

Shift in Capital Intensity

In recent years, the mix of our revenues has shifted from high capital intensity service offerings to low capital intensity service offerings and we expect this mix shift to continue. Historically, we primarily offered dedicated hosting and OpenStack Public Cloud services to our customers, which required us to deploy servers and equipment to ensure adequate capacity for new customers and, in certain cases, on behalf of customers at the start or during the performance of a contract, resulting in a high level of anticipatory and success-based capital expenditures. Today, the vast majority of our revenue is derived from service offerings, such as multicloud services, application services and professional services, which have significantly lower success-based capital requirements because they allow us to leverage our partners’ infrastructure or technology because we are able to use technology to make our capital expenditures more efficient. As a result, we have recently experienced and expect to continue to experience changes in our capital expenditures requirements. Our capital expenditures equaled 7% and 8% of our revenue for the three months ended June 30, 2019 and 2020, respectively, and 8% and 10% of our revenue for the six months ended June 30, 2019 and 2020, respectively. Our capital expenditures were slightly higher in the three and six months ended June 30, 2020 in part due to higher success-based spend to deploy customer environments and the refresh of certain data center equipment within our normal maintenance cycle. While there is some variability in capital expenditures from quarter to quarter due to timing of purchases, we continue to see a reduction in capital intensity over the longer term, with capital expenditures equal to 9% of our revenue for the twelve-month period ended June 30, 2020 compared to 10% for the twelve-month period ended June 30, 2019.

Key Operating Metrics

The following table and discussion present and summarize our key operating performance indicators, which management uses as measures of our current and future business and financial performance:

	Three Months Ended June 30,
(In millions, except %)	2019	2020
Bookings	$138.8	$288.5
Annualized Recurring Revenue (ARR)	$2,355.8	$2,492.9
Core Quarterly Net Revenue Retention Rate	98%	99%
Quarterly Net Revenue Retention Rate	98%	98%

Bookings

We calculate Bookings for a given period as the annualized monthly value of our recurring customer contracts entered into during the period from (i) new customers and (ii) net upgrades by existing customers within the same workload, plus the actual (not annualized) estimated value of professional services consulting, advisory or project-based orders received during the period. “Recurring customer contracts” are any contracts entered into on a multi-year or month-to-month basis, but excluding any professional services contracts for consulting, advisory or project-based work.

Bookings for any period may reflect orders that we perform in the same period, orders that remain outstanding as of the end of the period and the annualized value of recurring month-to-month contracts entered into during the period, even if the terms of such contracts do not require the contract to be renewed. Bookings include net upgrades by existing customers within the same workload, but exclude net downgrades by such customers within that workload. Any customer that contracts for a new workload is considered a new customer and the entire value of the contract or upgrade is recorded in Bookings, irrespective of whether the same customer canceled or downgraded other workloads. Bookings also do not include the impact of any known contract non-renewals or service cancellations by our customers, except for positive net upgrades by existing customers. In cases where a new or upgrading customer enters into a multi-year contract, Bookings include only the annualized contract value. Bookings do not include usage-based fees in excess of contracted minimum commitments until actually incurred.

We use Bookings to measure the amount of new business generated in a period, which we believe is an important indicator of new customer acquisition and our ability to cross-sell new services to existing customers. Bookings are also used by management as a factor in determining performance-based compensation for our sales force. While we believe Bookings, in combination with other metrics, is an indicator of our near-term future revenue opportunity, it is not intended to be used as a projection of future revenue. Our calculation of Bookings may differ from similarly titled metrics presented by other companies.

Our Bookings increased $149.7 million to $288.5 million for the three months ended June 30, 2020 from $138.8 million for the three months ended June 30, 2019. The increase in Bookings was attributable to the execution of several initiatives focused on enhancing growth, including an investment in sales, an improvement in sales productivity, an increase in the number of enterprise customers and an increase in the number of new deals with large contract values.

Annualized Recurring Revenue

We calculate Annualized Recurring Revenue, or ARR, by annualizing our actual revenue from existing recurring customer contracts (as defined under “Bookings” above) for the most recently completed fiscal quarter. ARR is not adjusted for the impact of any known or projected future customer cancellations, service upgrades or downgrades or price increases or decreases.

We use ARR as a measure of our revenue trend and an indicator of our future revenue opportunity from existing recurring customer contracts, assuming zero cancellations. The amount of actual revenue that we recognize over any 12-month period is likely to differ from ARR at the beginning of that period, sometimes significantly. This may occur due to new Bookings, higher or lower professional services revenue, subsequent changes in our pricing, service cancellations, upgrades or downgrades and acquisitions or divestitures. Our calculation of ARR may differ from similarly titled metrics presented by other companies.

Our ARR was $2,355.8 million and $2,492.9 million for the three months ended June 30, 2019 and 2020, respectively.

Quarterly Net Revenue Retention Rate

Our Quarterly Net Revenue Retention Rate, which we use to measure our success in retaining and growing revenue from our existing customers, compares sequential quarterly revenue from the same cohort of customers. We calculate our Quarterly Net Revenue Retention Rate for a given quarterly period as the revenue from the cohort of customers for the latest reported fiscal quarter (the numerator), divided by revenue from such customers for the immediately preceding fiscal quarter (denominator). Existing customer revenue for the earlier of the two fiscal quarters is calculated on a constant currency basis, applying the average exchange rate for the latest reported fiscal quarter to the immediately preceding fiscal quarter, to eliminate the effects of foreign currency fluctuations. The numerator and denominator only include revenue from customers that we served and from which we recognized revenue in the first month of the earliest of the two quarters being compared. Our calculation of Quarterly Net Revenue Retention Rate for any fiscal quarter includes the positive revenue impacts of selling new services to existing customers and the negative revenue impacts of attrition among this cohort of customers. Our calculation of Quarterly Net Revenue Retention Rate may differ from similarly titled metrics presented by other companies.

Throughout the MD&A, we present our Quarterly Net Revenue Retention Rate on a consolidated basis and also on a Core basis, referred to as “Core Quarterly Net Revenue Retention Rate,” as well as by segment.

Our Quarterly Net Revenue Retention Rate was 98% for each of the three-month periods ended June 30, 2019 and 2020 despite our continued shift away from OpenStack Public Cloud to our other service offerings. Accordingly, our Core Quarterly Net Revenue Retention Rate was 98% and 99% for the three-month periods ended June 30, 2019 and 2020, respectively, reflecting the stickiness of our subscription-based revenue model.

Key Components of Statement of Operations

Revenue

A substantial amount of our revenue, particularly within our Multicloud Services segment, is generated pursuant to contracts that typically have a fixed term (typically from 12 to 36 months). Our customers generally have the right to cancel their contracts by providing us with written notice prior to the end of the fixed term, though most of our contracts provide for termination fees in the event of cancellation prior to the end of their term, typically amounting to the outstanding value of the contract. These contracts include a monthly recurring fee, which is determined based on the computing resources utilized and provided to the customer, the complexity of the underlying infrastructure and the level of support we provide. Our public cloud services within the Multicloud Services segment and most of our Apps & Cross Platform and OpenStack Public Cloud services generate usage-based revenue invoiced on a month-to-month basis and can be canceled at any time without penalty. We also generate revenue from usage-based fees and fees from professional services earned from customers using our hosting and other services. We typically recognize revenue on a daily basis, as services are provided, in an amount that reflects the consideration to which we expect to be entitled in exchange for our services. Our usage-based arrangements generally include a variable consideration component, consisting of monthly utility fees, with a defined price and undefined quantity. Our customer contracts also typically contain service level guarantees, including with respect to network uptime requirements, that provide discounts when we fail to meet specific obligations and, with respect to certain products, we may offer volume discounts based on usage. As these variable consideration components consist of a single distinct daily service provided on a single performance obligation, we account for all of them as services are provided and earned.

Cost of revenue

Cost of revenue consists primarily of depreciation of servers, software and other systems infrastructure and personnel costs (including salaries, bonuses, benefits and share-based compensation) for engineers, developers and other employees involved in the delivery of services to our customers. Cost of revenue also includes data center rent and other infrastructure maintenance and support costs, including usage charges for third-party infrastructure, software license costs and utilities. Cost of revenue is driven mainly by demand for our services, our service mix and the cost of labor in a given geography.

Selling, general and administrative expenses (SG&A)

Selling, general and administrative expenses consist primarily of personnel costs (including salaries, bonuses, commissions, benefits and share-based compensation) for our sales force, executive team and corporate administrative and support employees, including our human resources, finance, accounting and legal functions. SG&A also includes research and development costs, repair and maintenance of corporate infrastructure, facilities rent, third-party advisory fees (including audit, legal and management consulting costs), marketing and advertising costs and insurance, as well as the amortization of related intangible assets and certain depreciation of fixed assets. Research and development costs were $14 million and $10 million for the three months ended June 30, 2019 and 2020, respectively, and $32 million and $21 million for the six months ended June 30, 2019 and 2020, respectively. Advertising costs were $10 million and $8 million for the three months ended June 30, 2019 and 2020, respectively, and $20 million and $20 million for the six months ended June 30, 2019 and 2020.

SG&A also includes transaction costs related to acquisitions and financings along with costs related to integration and business transformation initiatives which may impact the comparability of SG&A between periods.

Additionally, SG&A has historically included management fees. The management consulting agreements were terminated on August 4, 2020, and therefore no management fees will accrue or be payable for periods subsequent to that date, thereby reducing our SG&A expenses; however, we also expect certain of our other our recurring SG&A costs to increase on account of the expansion of accounting, legal, investor relations and other functions, incremental insurance coverage and other services needed to operate as a public company.

Income taxes

Our income tax benefit (provision) and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid. To date, we have recorded consolidated tax benefits, reflecting our net losses, though certain of our non-U.S. subsidiaries have incurred corporate tax expense according to the relevant taxing jurisdictions. We are under certain domestic and foreign tax audits. Due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We believe we have made adequate provision for all uncertain tax positions. See Item 1 of Part I, Financial Statements - Note 10, "Taxes."

Results of Operations

We discuss our historical results of operations, and the key components of those results, below. Past financial results are not necessarily indicative of future results.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2020

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended June 30,				Year-Over-Year Comparison
	2019		2020
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$602.4	100.0%	$656.5	100.0%	$54.1	9.0%
Cost of revenue	(350.3)	(58.2)%	(414.6)	(63.2)%	(64.3)	18.4%
Gross profit	252.1	41.8%	241.9	36.8%	(10.2)	(4.0)%
Selling, general and administrative expenses	(226.5)	(37.6)%	(219.2)	(33.4)%	7.3	(3.2)%
Income from operations	25.6	4.3%	22.7	3.5%	(2.9)	(11.3)%
Other income (expense):
Interest expense	(100.8)	(16.7)%	(68.9)	(10.5)%	31.9	(31.6)%
Gain on investments, net	143.3	23.8%	1.0	0.1%	(142.3)	(99.3)%
Gain on extinguishment of debt	5.0	0.8%	—	—%	(5.0)	(100.0)%
Other income, net	1.7	0.3%	0.3	0.0%	(1.4)	(82.4)%
Total other income (expense)	49.2	8.2%	(67.6)	(10.3)%	(116.8)	NM
Income (loss) before income taxes	74.8	12.4%	(44.9)	(6.8)%	(119.7)	NM
Benefit (provision) for income taxes	(12.3)	(2.0)%	12.3	1.9%	24.6	NM
Net income (loss)	$62.5	10.4%	$(32.6)	(5.0)%	$(95.1)	NM
NM = not meaningful.

Revenue

Revenue increased $54 million, or 9.0%, to $657 million in the three months ended June 30, 2020 from $602 million in the three months ended June 30, 2019. Revenue was positively impacted by the acquisition of Onica in November 2019 as well as new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below. Our Quarterly Net Revenue Retention Rate was 98% in the three months ended June 30, 2020.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue increased 9.7% period-on-period. On a constant currency basis, assuming the Onica acquisition was consummated on January 1, 2019, we estimate that our constant currency revenue would have increased by 3.8% period-on-period. Although such estimate of constant currency revenue is based on assumptions that management believes are reasonable, it is not necessarily indicative of the constant currency revenue that would have been achieved had such acquisition occurred on January 1, 2019. The following table presents revenue growth by segment:

	Three Months Ended June 30,		% Change
(In millions, except %)	2019	2020	Actual	Constant Currency (1)
Multicloud Services	$449.6	$519.0	15.4%	16.2%
Apps & Cross Platform	79.0	79.9	1.1%	1.5%
Core Revenue	528.6	598.9	13.3%	14.0%
OpenStack Public Cloud	73.8	57.6	(22.0)%	(21.3)%
Total	$602.4	$656.5	9.0%	9.7%
(1)  Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in the three months ended June 30, 2020 increased 15%, or 16% on a constant currency basis, from the three months ended June 30, 2019, reflecting the positive impact of the November 2019 acquisition of Onica. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. The Quarterly Net Revenue Retention Rate for our Multicloud Services segment was 100% in the three months ended June 30, 2020.

Apps & Cross Platform revenue in the three months ended June 30, 2020 increased 1%, or 2% on a constant currency basis, from the three months ended June 30, 2019, due to growth in our offerings for managed security and management of productivity and collaboration applications, partially offset by timing of professional services. The Quarterly Net Revenue Retention Rate for our Apps & Cross Platform segment was 98% in the three months ended June 30, 2020.

OpenStack Public Cloud revenue in the three months ended June 30, 2020 decreased 22%, or 21% on a constant currency basis, from the three months ended June 30, 2019 due to customer churn.

Cost of Revenue

Cost of revenue increased $64 million, or 18%, to $415 million in the three months ended June 30, 2020 from $350 million in the three months ended June 30, 2019, primarily due to a $66 million increase in usage charges for third-party infrastructure associated with growth in these offerings and the impact of an increased volume of larger, multi-year customer contracts which typically have a larger infrastructure component and lower margins. Personnel costs increased $12 million, primarily due to the addition of former Onica employees. These increases were partially offset by a $9 million decrease in depreciation expense primarily related to certain property, equipment and software reaching the end of its useful life for depreciation purposes as we shift towards faster-growing, value-added service offerings which have significantly lower capital requirements than our legacy capital-intensive revenue streams. We also had year-over-year expense reductions as a result of initiatives to lower our cost structure, including the consolidation of data center facilities and reviewing and optimizing our vendor license spending.

As a percentage of revenue, cost of revenue increased 500 basis points in the three months ended June 30, 2020 to 63.2% from 58.2% in the three months ended June 30, 2019, driven by a 930 basis point increase in infrastructure expenses and a 60 basis point increase in personnel costs, partially offset by a 220 basis point reduction in depreciation expense and a 230 basis point decrease related to data center and license expenses.

Gross Profit and Adjusted Consolidated and Segment Adjusted Gross Profit

Our consolidated gross profit was $242 million in the three months ended June 30, 2020, a decrease of $10 million from $252 million in the three months ended June 30, 2019. Our Adjusted Consolidated Gross Profit was $251 million in the three months ended June 30, 2020, a decrease of $5 million from $256 million in the three months ended June 30, 2019. Adjusted Consolidated Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 36.8% in the three months ended June 30, 2020, a decrease of 500 basis points from 41.8% in the three months ended June 30, 2019.

The table below presents our segment adjusted gross profit and gross margin for the periods indicated, and the change in gross profit between periods:

	Three Months Ended June 30,				Year-Over-Year Comparison
(In millions, except %)	2019		2020
Adjusted gross profit by segment:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$189.5	42.1%	$200.7	38.7%	$11.2	5.9%
Apps & Cross Platform	28.2	35.7%	27.0	33.8%	(1.2)	(4.3)%
OpenStack Public Cloud	38.5	52.2%	23.7	41.1%	(14.8)	(38.4)%
Adjusted Consolidated Gross Profit	256.2		251.4		(4.8)	(1.9)%
Less:
Share-based compensation expense	(1.3)		(2.3)
Other compensation expense (1)	(0.4)		(1.5)
Purchase accounting impact on revenue (2)	0.1		—
Purchase accounting impact on expense (2)	(2.4)		(1.6)
Restructuring and transformation expenses (3)	(0.1)		(4.1)
Total consolidated gross profit	$252.1		$241.9

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on revenue and expenses.
(3)	Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses.

Multicloud Services adjusted gross profit increased by 6% in the three months ended June 30, 2020 from the three months ended June 30, 2019. Segment adjusted gross profit as a percentage of segment revenue decreased by 340 basis points, reflecting a 22% increase in segment cost of revenue and a 15% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs and the addition of former Onica employees’ personnel costs. Partially offsetting the increase was lower depreciation and data center costs.

Apps & Cross Platform adjusted gross profit decreased 4% in the three months ended June 30, 2020 from the three months ended June 30, 2019. Segment adjusted gross profit as a percentage of segment revenue decreased by 190 basis points, reflecting a 4% increase in segment cost of revenue and a 1% increase in segment revenue. The increase in cost of revenue was driven by the segment’s higher business volume as well as investments to support more service-oriented offerings and higher third-party infrastructure costs.

OpenStack Public Cloud adjusted gross profit decreased 38% in the three months ended June 30, 2020 from the three months ended June 30, 2019 due to customer churn. Segment adjusted gross profit as a percentage of segment revenue decreased by 1,110 basis points, reflecting a 22% decrease in segment revenue, partially offset by a 4% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from segment adjusted gross profit was $9.5 million in the three months ended June 30, 2020, an increase of $5.4 million from $4.1 million in the three months ended June 30, 2019, reflecting higher restructuring and transformation expenses and share-based compensation, partially offset by lower purchase accounting adjustments. For more information about our segment adjusted gross profit, see Item 1 of Part I, Financial Statements - Note 16, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $7 million, or 3%, to $219 million in the three months ended June 30, 2020 from $227 million in the three months ended June 30, 2019, primarily due to a $7 million decrease in personnel costs, including higher severance expense during the prior year period related to business optimization initiatives, partially offset by an increase in commissions expense driven by bookings growth, including the impact of the Onica acquisition. Also contributing to the decrease in SG&A expenses was a $4 million reduction in travel costs resulting from COVID-19 travel restrictions. These decreases were partially offset by an increase in expenses related to business transformation initiatives and integrating Onica.

As a percentage of revenue, selling, general and administrative expenses decreased 420 basis points, to 33.4% in the three months ended June 30, 2020 from 37.6% in the three months ended June 30, 2019, for the reasons discussed above, and further impacted by our revenue growth compared to aggregate decreases in other SG&A expenses.

Interest Expense

Interest expense decreased $32 million to $69 million in the three months ended June 30, 2020 from $101 million in the three months ended June 30, 2019, primarily due to the January 2020 designation of certain of our interest rate swap agreements as cash flow hedges, as further discussed in Item 1 of Part I, Financial Statements - Note 11, "Derivatives." In the three months ended June 30, 2019, we recorded $30 million of interest expense related to the change in the fair value of interest rate swaps compared to $2 million recorded to interest expense in the three months ended June 30, 2020.

Gain on Investments, Net

Gain on investments was $1 million in the three months ended June 30, 2020 compared to $143 million in the three months ended June 30, 2019, driven by the unrealized gain on our CrowdStrike investment of $141 million, as further discussed in Item 1 of Part I, Financial Statements - Note 6, "Investments."

Gain on Extinguishment of Debt

We recorded a $5 million gain on debt extinguishment in the three months ended June 30, 2019 related to the repurchase of $46 million principal amount of our 8.625% Senior Notes.

Other Income, Net

Other income decreased $1 million primarily related to changes in the fair value of foreign currency derivatives, as further discussed in Item 1 of Part I, Financial Statements - Note 11, "Derivatives," partially offset by a decrease in foreign currency transaction losses.

Benefit (Provision) for Income Taxes

We had an income tax benefit of $12 million in the three months ended June 30, 2020 compared to a provision for income taxes of $12 million in the three months ended June 30, 2019, primarily driven by the tax impact of the unrealized gain on our CrowdStrike investment, as further discussed in Item 1 of Part I, Financial Statements - Note 6, "Investments." Our effective tax rate increased from 16.4% in the three months ended June 30, 2019 to 27.4% in the three months ended June 30, 2020. The increase in the effective tax rate year-over-year and the difference between the effective tax rate for the three months ended June 30, 2020 and the statutory rate are primarily due to the geographic distribution of profits.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2020

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Six Months Ended June 30,				Year-Over-Year Comparison
	2019		2020
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$1,209.3	100.0%	$1,309.2	100.0%	$99.9	8.3%
Cost of revenue	(706.3)	(58.4)%	(818.0)	(62.5)%	(111.7)	15.8%
Gross profit	503.0	41.6%	491.2	37.5%	(11.8)	(2.3)%
Selling, general and administrative expenses	(458.2)	(37.9)%	(447.0)	(34.1)%	11.2	(2.4)%
Gain on sale	2.1	0.2%	—	—%	(2.1)	(100.0)%
Income from operations	46.9	3.9%	44.2	3.4%	(2.7)	(5.8)%
Other income (expense):
Interest expense	(189.8)	(15.7)%	(140.9)	(10.8)%	48.9	(25.8)%
Gain on investments, net	143.4	11.9%	0.9	0.1%	(142.5)	(99.4)%
Gain on extinguishment of debt	9.5	0.8%	—	—%	(9.5)	(100.0)%
Other expense, net	(2.3)	(0.2)%	(0.3)	(0.0)%	2.0	(87.0)%
Total other income (expense)	(39.2)	(3.2)%	(140.3)	(10.7)%	(101.1)	NM
Income (loss) before income taxes	7.7	0.6%	(96.1)	(7.3)%	(103.8)	NM
Benefit (provision) for income taxes	(2.7)	(0.2)%	15.3	1.2%	18.0	NM
Net income (loss)	$5.0	0.4%	$(80.8)	(6.2)%	$(85.8)	NM
NM = not meaningful.

Revenue

Revenue increased $100 million, or 8.3%, to $1,309 million in the six months ended June 30, 2020 from $1,209 million in the six months ended June 30, 2019. Revenue was positively impacted by the acquisition of Onica in November 2019 as well as new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue increased 8.7% period-on-period. On a constant currency basis, assuming the Onica acquisition was consummated on January 1, 2019, we estimate that our constant currency revenue would have increased by 3.4% period-on-period. Although such estimate of constant currency revenue is based on assumptions that management believes are reasonable, it is not necessarily indicative of the constant currency revenue that would have been achieved had such acquisition occurred on January 1, 2019. The following table presents revenue growth by segment:

	Six Months Ended June 30,		% Change
(In millions, except %)	2019	2020	Actual	Constant Currency (1)
Multicloud Services	$902.4	$1,026.9	13.8%	14.3%
Apps & Cross Platform	157.1	161.4	2.8%	3.0%
Core Revenue	1,059.5	1,188.3	12.2%	12.6%
OpenStack Public Cloud	149.8	120.9	(19.3)%	(19.0)%
Total	$1,209.3	$1,309.2	8.3%	8.7%
(1)  Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in the six months ended June 30, 2020 increased 14%, on an actual and constant currency basis, from the six months ended June 30, 2019, reflecting the positive impact of the November 2019 acquisition of Onica. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers.

Apps & Cross Platform revenue in the six months ended June 30, 2020 increased 3%, on an actual and constant currency basis, from the six months ended June 30, 2019, due to growth in our offerings for managed security, professional services, and management of productivity and collaboration applications.

OpenStack Public Cloud revenue in the six months ended June 30, 2020 decreased 19%, on an actual and constant currency basis, from the six months ended June 30, 2019 due to customer churn.

Cost of Revenue

Cost of revenue increased $112 million, or 16%, to $818 million in the six months ended June 30, 2020 from $706 million in the six months ended June 30, 2019, primarily due to a $122 million increase in usage charges for third-party infrastructure associated with growth in these offerings and the impact of an increased volume of larger, multi-year customer contracts which typically have a larger infrastructure component and lower margins. Personnel costs increased $22 million, primarily due to the addition of former Onica employees. These increases were partially offset by a $21 million decrease in depreciation expense primarily related to certain property, equipment and software reaching the end of its useful life for depreciation purposes as we shift towards faster-growing, value-added service offerings which have significantly lower capital requirements than our legacy capital-intensive revenue streams. We also had year-over-year expense reductions as a result of initiatives to lower our cost structure, including the consolidation of data center facilities and reviewing and optimizing our vendor license spending.

As a percentage of revenue, cost of revenue increased 410 basis points in the six months ended June 30, 2020 to 62.5% from 58.4% in the six months ended June 30, 2019, driven by an 860 basis point increase in infrastructure expenses, partially offset by a 250 basis point reduction in depreciation expense and a 220 basis point decrease related to data center and license expenses.

Gross Profit and Adjusted Consolidated and Segment Adjusted Gross Profit

Our consolidated gross profit was $491 million in the six months ended June 30, 2020, a decrease of $12 million from $503 million in the six months ended June 30, 2019. Our Adjusted Consolidated Gross Profit was $508 million in the six months ended June 30, 2020, a decrease of $7 million from $514 million in the six months ended June 30, 2019. Adjusted Consolidated Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 37.5% in the six months ended June 30, 2020, a decrease of 410 basis points from 41.6% in the six months ended June 30, 2019.

The table below presents our segment adjusted gross profit and gross margin for the periods indicated, and the change in gross profit between periods:

	Six Months Ended June 30,				Year-Over-Year Comparison
(In millions, except %)	2019		2020
Adjusted gross profit by segment:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$378.9	42.0%	$397.5	38.7%	$18.6	4.9%
Apps & Cross Platform	57.1	36.3%	57.1	35.4%	—	—%
OpenStack Public Cloud	78.3	52.3%	53.0	43.8%	(25.3)	(32.3)%
Adjusted Consolidated Gross Profit	514.3		507.6		(6.7)	(1.3)%
Less:
Share-based compensation expense	(2.3)		(4.1)
Other compensation expense (1)	(0.9)		(3.4)
Purchase accounting impact on revenue (2)	0.2		—
Purchase accounting impact on expense (2)	(4.8)		(3.5)
Restructuring and transformation expenses (3)	(3.5)		(5.4)
Total consolidated gross profit	$503.0		$491.2

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on revenue and expenses.
(3)	Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses.

Multicloud Services adjusted gross profit increased by 5% in the six months ended June 30, 2020 from the six months ended June 30, 2019. Segment adjusted gross profit as a percentage of segment revenue decreased by 330 basis points, reflecting a 20% increase in segment cost of revenue and a 14% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs and the addition of former Onica employees’ personnel costs. Partially offsetting the increase was lower depreciation and data center costs.

Apps & Cross Platform adjusted gross profit was consistent with the prior year period. Segment adjusted gross profit as a percentage of segment revenue decreased by 90 basis points, reflecting a 4% increase in segment cost of revenue and a 3% increase in segment revenue. The increase in cost of revenue was driven by the segment’s higher business volume.

OpenStack Public Cloud adjusted gross profit decreased 32% in the six months ended June 30, 2020 from the six months ended June 30, 2019 due to customer churn. Segment adjusted gross profit as a percentage of segment revenue decreased by 850 basis points, reflecting a 19% decrease in segment revenue, partially offset by a 5% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from segment adjusted gross profit was $16.4 million in the six months ended June 30, 2020, an increase of $5.1 million from $11.3 million in the six months ended June 30, 2019, reflecting higher restructuring and transformation expenses, retention bonuses, and share-based compensation, partially offset by lower purchase accounting adjustments. For more information about our segment adjusted gross profit, see Item 1 of Part I, Financial Statements - Note 16, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $11 million, or 2%, to $447 million in the six months ended June 30, 2020 from $458 million in the six months ended June 30, 2019, primarily due to a $16 million decrease in personnel costs, including higher severance expense during the prior year period related to business optimization initiatives, a reduction in employee count, driven, in part, by outsourcing initiatives, and lower expense related to our obligations to settle share-based awards in connection with the Rackspace Acquisition, partially offset by an increase in commissions expense driven by bookings growth, including the impact of the Onica acquisition. Also contributing to the decrease in SG&A expenses was a $4 million reduction in travel costs resulting from COVID-19 travel restrictions. These decreases were partially offset by an increase in expenses related to business transformation initiatives and integrating Onica.

As a percentage of revenue, selling, general and administrative expenses decreased 380 basis points, to 34.1% in the six months ended June 30, 2020 from 37.9% in the six months ended June 30, 2019, for the reasons discussed above, and further impacted by our revenue growth while other SG&A expenses remained flat.

Gain on Sale

In March 2019, we recorded a $2 million gain related to the payment of a promissory note receivable that was issued in conjunction with the sale of our Mailgun business in February 2017.

Interest Expense

Interest expense decreased $49 million to $141 in the six months ended June 30, 2020 from $190 million in the six months ended June 30, 2019, primarily due to the January 2020 designation of certain of our interest rate swap agreements as cash flow hedges, as further discussed in Item 1 of Part I, Financial Statements - Note 11, "Derivatives." In the six months ended June 30, 2019, we recorded $49 million of interest expense related to the change in the fair value of interest rate swaps compared to $5 million recorded to interest expense in the six months ended June 30, 2020.

Gain on Investments, Net

Gain on investments was $1 million in the six months ended June 30, 2020 compared to $143 million in the six months ended June 30, 2019, driven by the unrealized gain on our CrowdStrike investment of $141 million, as further discussed in Item 1 of Part I, Financial Statements - Note 6, "Investments."

Gain on Extinguishment of Debt

We recorded a $10 million gain on debt extinguishment in the six months ended June 30, 2019 related to repurchases of $74 million principal amount of 8.625% Senior Notes.

Other Expense, Net

Other expense decreased $2 million primarily related to changes in the fair value of foreign currency derivatives, as further discussed in Item 1 of Part I, Financial Statements - Note 11, "Derivatives," partially offset by an increase in foreign currency transaction losses.

Benefit (Provision) for Income Taxes

We had an income tax benefit of $15 million in the six months ended June 30, 2020 compared to a provision for income taxes of $3 million in the six months ended June 30, 2019, primarily driven by the tax impact of the unrealized gain on our CrowdStrike investment, as further discussed in Item 1 of Part I, Financial Statements - Note 6, "Investments." Our effective tax rate decreased from 34.8% in the six months ended June 30, 2019 to 15.9% in the six months ended June 30, 2020. The decrease in the effective tax rate year-over-year and the difference between the effective tax rate for the six months ended June 30, 2020 and the statutory rate are primarily due to the geographic distribution of profits.

Non-GAAP Financial Measures

We track several non-GAAP financial measures to monitor and manage our underlying financial performance. The following discussion includes the presentation of constant currency revenue, Adjusted Consolidated Gross Profit, Adjusted Net Income (Loss), Adjusted EBIT, Adjusted EBITDA and Adjusted Earnings Per Share (“EPS”), which are non-GAAP financial measures that exclude the impact of certain costs, losses and gains that are required to be included in our profit and loss measures under GAAP. Although we believe these measures are useful to investors and analysts for the same reasons they are useful to management, as discussed below, these measures are not a substitute for, or superior to, U.S. GAAP financial measures or disclosures. Other companies may calculate similarly-titled non-GAAP measures differently, limiting their usefulness as comparative measures. We have reconciled each of these non-GAAP measures to the applicable most comparable GAAP measure throughout this MD&A.

Constant Currency Revenue

We use constant currency revenue as an additional metric for understanding and assessing our growth excluding the effect of foreign currency rate fluctuations on our international business operations. Constant currency information compares results between periods as if exchange rates had remained constant period over period and is calculated by translating the non-U.S. dollar income statement balances for the most current period to U.S. dollars using the average exchange rate from the comparative period rather than the actual exchange rates in effect during the respective period. We also believe this is an important metric to help investors evaluate our performance in comparison to prior periods.

The following tables present, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2020			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$449.6	$519.0	$3.4	$522.4	15.4%	16.2%
Apps & Cross Platform	79.0	79.9	0.2	80.1	1.1%	1.5%
OpenStack Public Cloud	73.8	57.6	0.5	58.1	(22.0)%	(21.3)%
Total	$602.4	$656.5	$4.1	$660.6	9.0%	9.7%

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2020			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$902.4	$1,026.9	$4.9	$1,031.8	13.8%	14.3%
Apps & Cross Platform	157.1	161.4	0.3	161.7	2.8%	3.0%
OpenStack Public Cloud	149.8	120.9	0.5	121.4	(19.3)%	(19.0)%
Total	$1,209.3	$1,309.2	$5.7	$1,314.9	8.3%	8.7%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

Adjusted Consolidated Gross Profit

Our principal measure of segment profitability is segment adjusted gross profit. We also present Adjusted Consolidated Gross Profit in this MD&A, which is the aggregate of segment adjusted gross profit, because we believe the measure is useful in analyzing trends in our underlying, recurring gross margins. We define Adjusted Consolidated Gross Profit as our consolidated gross profit, adjusted to exclude the impact of share-based compensation expense and other non-recurring or unusual compensation items, purchase accounting-related effects, and certain business transformation-related costs. For a reconciliation of our Adjusted Consolidated Gross Profit to our total consolidated gross profit, see “Gross Profit and Adjusted Consolidated and Segment Adjusted Gross Profit” above.

Adjusted Net Income (Loss), Adjusted EBIT and Adjusted EBITDA

We present Adjusted Net Income (Loss), Adjusted EBIT and Adjusted EBITDA because they are a basis upon which management assesses our performance and we believe they are useful to evaluating our financial performance. We believe that excluding items from net income that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides a better baseline for analyzing trends in our business.

The Rackspace Acquisition was structured as a leveraged buyout of Rackspace Technology Global, our Predecessor, and resulted in several accounting and capital structure impacts. For example, the revaluation of our assets and liabilities resulted in a significant increase in our amortizable intangible assets and goodwill, the incurrence of a significant amount of debt to partially finance the Rackspace Acquisition resulted in interest payments that reflect our high leverage and cost of debt capital, and the conversion of Rackspace Technology Global’s unvested equity compensation into a cash-settled bonus plan and obligation to pay management fees to our equityholders resulted in new cash commitments. In addition, the change in ownership and management resulting from the Rackspace Acquisition led to a strategic realignment in our operations that had a significant impact on our financial results. Following the Rackspace Acquisition, we acquired several businesses, sold businesses and investments that we deemed to be non-core and launched multiple integration and business transformation initiatives intended to improve the efficiency of people and operations and identify recurring cost savings and new revenue growth opportunities. We believe that these transactions and activities resulted in costs, which have historically been substantial, and that may not be indicative of, or are not related to, our core operating results, including interest related to the incurrence of additional debt to finance acquisitions and third party legal, advisory and consulting fees and severance, retention bonus and other internal costs that we believe would not have been incurred in the absence of these transactions and activities and are also may not be indicative of, or related to, our core operating results.

We define Adjusted Net Income (Loss) as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation and cash charges related to the settlement of our Predecessor’s equity plan, transaction-related costs and adjustments, restructuring and transformation charges, management fees, the amortization of acquired intangible assets and certain other non-operating, non-recurring or non-core gains and losses, as well as the tax effects of these non-GAAP adjustments.

We define Adjusted EBIT as net income (loss), plus interest expense and income taxes, further adjusted to exclude the impact of non-cash charges for share-based compensation and cash charges related to the settlement of our Predecessor’s equity plan, transaction-related costs and adjustments, restructuring and transformation charges, management fees, the amortization of acquired intangible assets and certain other non-operating, non-recurring or non-core gains and losses.

We define Adjusted EBITDA as Adjusted EBIT plus depreciation and amortization.

Adjusted EBIT and Adjusted EBITDA are management’s principal metrics for measuring our underlying financial performance. Adjusted EBITDA, along with other quantitative and qualitative information, is also the principal financial measure used by management and our board of directors in determining performance-based compensation for our management and key employees.

These non-GAAP measures are not intended to imply that we would have generated higher income or avoided net losses if the Rackspace Acquisition and the subsequent transactions and initiatives had not occurred. In the future we may incur expenses or charges such as those added back to calculate Adjusted Net Income (Loss), Adjusted EBIT or Adjusted EBITDA. Our presentation of Adjusted Net Income (Loss), Adjusted EBIT and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. Other companies, including our peer companies, may calculate similarly-titled measures in a different manner from us, and therefore, our non-GAAP measures may not be comparable to similarly-tiled measures of other companies. Investors are cautioned against using these measures to the exclusion of our results in accordance with GAAP.

The following table presents a reconciliation of Adjusted Net Income (Loss), Adjusted EBIT and Adjusted EBITDA to our net income (loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2020	2019	2020
Net income (loss)	$62.5	$(32.6)	$5.0	$(80.8)
Share-based compensation expense	6.4	9.1	12.3	16.6
Cash settled equity and special bonuses (a)	6.2	5.8	11.7	14.1
Transaction-related adjustments, net (b)	4.6	8.1	9.4	16.5
Restructuring and transformation expenses (c)	12.5	22.1	26.3	37.1
Management fees (d)	3.0	3.5	5.9	7.1
Net gain on divestiture and investments (e)	(143.4)	(1.0)	(145.5)	(0.9)
Net gain on extinguishment of debt (f)	(5.0)	—	(9.5)	—
Other (income) expense (g)	(1.5)	(0.3)	2.3	0.3
Amortization of intangible assets (h)	41.5	44.0	83.9	88.2
Tax effect of non-GAAP adjustments (i)	12.5	(24.4)	1.5	(36.9)
Adjusted Net Income (Loss)	(0.7)	34.3	3.3	61.3
Interest expense	100.8	68.9	189.8	140.9
Provision (benefit) for income taxes	12.3	(12.3)	2.7	(15.3)
Tax effect of non-GAAP adjustments (i)	(12.5)	24.4	(1.5)	36.9
Adjusted EBIT	99.9	115.3	194.3	223.8
Depreciation and amortization	124.3	116.3	257.9	237.6
Amortization of intangible assets (h)	(41.5)	(44.0)	(83.9)	(88.2)
Adjusted EBITDA	$182.7	$187.6	$368.3	$373.2

(a)
Includes expense related to the cash settlement of unvested equity awards that were outstanding at the consummation of the Rackspace Acquisition (amounting to $3 million for the six months ended June 30, 2019 and zero for all other periods presented), retention bonuses, mainly relating to restructuring and integration projects, and, beginning in the second quarter of 2019, senior executive signing bonuses and relocation costs.

(b)
Includes legal, professional, accounting and other advisory fees related to the acquisition of Onica in the fourth quarter of 2019, integration costs of acquired businesses, purchase accounting adjustments (including deferred revenue fair value discount), payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.

(c)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, facility closure costs and lease termination expenses. We assessed these activities and determined that they did not qualify under the scope of ASC 420 (Exit or Disposal costs).

(d)
Represents historical management fees pursuant to management consulting agreements. The management consulting agreements were terminated effective August 4, 2020, and therefore no management fees have accrued or will be payable for periods after August 4, 2020.

(e)	Includes gains and losses on investment and from dispositions, including our investment in CrowdStrike.
(f)	Includes gains on our repurchases of 8.625% Senior Notes in 2019.
(g)	Reflects mainly changes in the fair value of foreign currency derivatives.
(h)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(i)
We utilize an estimated structural long-term non-GAAP tax rate in order to provide consistency across reporting periods, removing the effect of non-recurring tax adjustments, which include but are not limited to tax rate changes, U.S. tax reform, share-based compensation, audit conclusions and changes to valuation allowances. When computing this long-term rate for 2019 and the 2020 interim period, we based it on an average of the 2019 and estimated 2020 tax rates, recomputed to remove the tax effect of non-GAAP pre-tax adjustments and non-recurring tax adjustments, resulting in a structural non-GAAP tax rate of 26%. The non-GAAP tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate our long-term non-GAAP tax rate as appropriate. We believe that making these adjustments facilitates a better evaluation of our current operating performance and comparisons to prior periods.

Adjusted Earnings Per Share (EPS)

We define Adjusted EPS as Adjusted Net Income (Loss) divided by our GAAP average number of shares outstanding for the period on a diluted basis, after giving effect to the twelve-for-one stock split that was approved and effected on July 20, 2020 (the "Stock Split"), and further adjusted for the average number of shares associated with securities which are anti-dilutive to GAAP earnings per share but dilutive to Adjusted EPS. Management uses Adjusted EPS to evaluate the performance of our business on a comparable basis from period to period, including by adjusting for the impact of the issuance of shares that would be dilutive to Adjusted EPS. The following table reconciles Adjusted EPS to our GAAP net loss per share on a diluted basis:

(In whole dollars)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
GAAP net loss per share diluted	$(0.20)	$(0.49)
Per share impacts of adjustments to net loss (a)	0.41	0.86
Impact of shares dilutive after adjustments to net loss(b)	(0.00)	(0.00)
Adjusted EPS	$0.21	$0.37

(a)
Reflects the aggregate adjustments made to reconcile Adjusted Net Income (Loss) to our net loss, as noted in the above table, divided by the GAAP diluted number of shares outstanding for the relevant period, as adjusted for the Stock Split.

(b)
Reflects the impact of 1,874,474 and 1,377,162 shares of common stock relating to equity awards for the three and six months ended June 30, 2020, respectively, which, due to rounding, did not have an impact on Adjusted EPS for the periods presented. These awards would have been anti-dilutive to GAAP net loss per share, and are therefore not included in the calculation of GAAP EPS, but would be dilutive to Adjusted EPS and are therefore included in the share count for purposes of presenting this non-GAAP measure.

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and, if necessary, borrowings under the Revolving Credit Facility, borrowings under our Receivables Financing Facility, and other sources of financing as described below. As of June 30, 2020, the Revolving Credit Facility provided for up to $225 million of borrowings, none of which was drawn as of June 30, 2020. The available borrowing capacity under the Revolving Credit Facility increased to $375 million on August 7, 2020. As of June 30, 2020. the Receivables Financing Facility had a total borrowing capacity of $93 million, and $65 million was borrowed and outstanding as of June 30, 2020. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility, the Receivables Financing Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Facilities and 8.625% Senior Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

From time to time, depending upon market and other conditions, as well as upon our cash balances and liquidity, we, our subsidiaries or our affiliates may acquire (and have acquired) our outstanding debt securities or our other indebtedness through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we, our subsidiaries or our affiliates may determine (or as may be provided for in the Indenture, if applicable), for cash or other consideration. In connection with our completed IPO on August 7, 2020, further discussed below, we expected to use a portion of the net proceeds from the offering to redeem, retire or repurchase $600 million aggregate principal amount of our outstanding 8.625% Senior Notes and to pay related premiums, fees and expenses. On August 12, 2020, Rackspace Technology Global commenced a tender offer to purchase for cash up to $600 million aggregate principal amount of the 8.625% Senior Notes. As of the end of the day, 12:00 midnight, New York City time, on August 25, 2020, the early tender time, holders of the 8.625% Senior Notes had validly tendered $508 million aggregate principal amount of the 8.625% Senior Notes. On August 27, 2020, Rackspace Technology Global purchased $508 million aggregate principal amount of the 8.625% Senior Notes for aggregate cash of approximately $549 million, which reflected a price of 105.75% of the principal amount thereof, plus accrued and unpaid interest to, but not including, August 27, 2020, and canceled $508 million of the 8.625% Senior Notes following the purchase. The tender offer is scheduled to expire at the end of the day, 12:00 midnight, New York City time, on Wednesday, September 9, 2020, unless extended or earlier terminated by Rackspace Technology Global.

See “8.625% Senior Notes” below for more information on repurchases of debt completed during the six months ended June 30, 2019.

At June 30, 2020, we held $161 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $71 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $150 million outstanding with respect to these arrangements as of June 30, 2020. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. In June 2020, we entered into lease amendments for two of our data centers to, among other items, extend the lease term. Both lease amendments were deemed a lease modification, which resulted in a change of classification from operating leases to finance leases of $220 million. We had $526 million outstanding with respect to operating and finance lease agreements as of June 30, 2020. We may choose to utilize such leasing arrangements in future periods.

As of June 30, 2020, we had $3,930 million aggregate principal amount outstanding under our Term Loan Facility and 8.625% Senior Notes, with $225 million of borrowing capacity available under the Revolving Credit Facility. Additionally, at June 30, 2020, we had $65 million principal outstanding with $28 million in incremental borrowing capacity under the Receivables Financing Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

On August 7, 2020, we completed the IPO, in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share. We received proceeds of $667 million from sales of shares in the IPO, after deducting underwriters' discounts and commissions of $37 million, but before deducting offering expenses of approximately $8 million. As noted above, we used a portion of the net proceeds from the IPO to repurchase $508 million aggregate principal amount of our outstanding 8.625% Senior Notes. We may repurchase up to an additional $92 million aggregate principal amount of our outstanding 8.625% Senior Notes under the tender offer expiring at the end of the day, 12:00 midnight, New York City time, on Wednesday, September 9, 2020. The remainder of the net proceeds will be used for general corporate purposes. Our management team will retain broad discretion to allocate the net proceeds of this offering for general corporate purposes. Pending use as described above, we may invest the net proceeds from this offering in short-term, investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government or repay any outstanding borrowings under the Revolving Credit Facility or the Receivables Financing Facility.

Debt

Senior Facilities

Our First Lien Credit Agreement governed the Term Loan Facility and the Revolving Credit Facility (together, the Senior Facilities). The Term Loan Facility matures on November 3, 2023 and the Revolving Credit Facility was originally set to mature on November 3, 2021. On August 7, 2020, we increased the size of the Revolving Credit Facility to $375 million and extended the maturity date of the Revolving Credit Facility to August 7, 2025.

As of June 30, 2020, the interest rate on the Term Loan Facility was 4.00%, and the outstanding principal balance was $2,810 million. We are required to make quarterly amortization payments of $7 million per quarter, with the balance due at maturity. We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the Term Loan Facility that result from fluctuations in the LIBOR rate. See Item 1 of Part I, Financial Statements - Note 11, "Derivatives" for more information on the interest rate swap agreements.

The Revolving Credit Facility has historically had an applicable margin of 4.00% for LIBOR loans and 3.00% for base rate loans and is subject to step-downs based on the net first lien leverage ratio. In connection with the amendment to the First Lien Credit Agreement on August 7, 2020, we reduced the applicable margin for the Revolving Credit Facility to 3.00% for LIBOR loans and 2.00% for base rate loans, with a 1.00% LIBOR “floor” applicable to LIBOR loans. The Revolving Credit Facility also includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This fee is subject to one step-down based on the net first lien leverage ratio.

In addition to the quarterly amortization payments discussed above, our Senior Facilities require us to make certain mandatory prepayments, including using (i) a portion of annual excess cash flow, as defined in the First Lien Credit Agreement, to prepay the Term Loan Facility, (ii) net cash proceeds of certain non-ordinary assets sales or dispositions of property to prepay the Term Loan Facility and (iii) net cash proceeds of any issuance or incurrence of debt not permitted under the Senior Facilities to prepay the Term Loan Facility. We can make voluntary prepayments at any time without penalty, subject to customary breakage costs.

Rackspace Technology Global, our wholly-owned subsidiary, is the borrower under the Senior Facilities, and all obligations under the Senior Facilities are (i) guaranteed by Inception Parent, Rackspace Technology Global’s immediate parent company, on a limited recourse basis and secured by the equity interests of Rackspace Technology Global held by Inception Parent and (ii) guaranteed by Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries and secured by substantially all material owned assets of Rackspace Technology Global and the subsidiary guarantors, including the equity interests held by each, in each case subject to certain exceptions.

Over the course of the six months ended June 30, 2020, we borrowed and repaid an aggregate $245 million under the Revolving Credit Facility. As of June 30, 2020, we had no outstanding borrowings under the Revolving Credit Facility.

8.625% Senior Notes

The 8.625% Senior Notes will mature on November 15, 2024 and bear interest at a fixed rate of 8.625% per year, payable semi-annually on each May 15 and November 15 through maturity. The 8.625% Senior Notes are not subject to registration rights.

Rackspace Technology Global is the issuer of the 8.625% Senior Notes, and obligations under the 8.625% Senior Notes are guaranteed on a senior unsecured basis by all of Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries (as subsidiary guarantors) that guarantee the Senior Facilities. The 8.625% Senior Notes are effectively junior to the indebtedness under the Senior Facilities, to the extent of the collateral securing the Senior Facilities. The Indenture describes certain terms and conditions under which other current and future domestic subsidiaries are required to become guarantors of the 8.625% Senior Notes.

Rackspace Technology Global may redeem the 8.625% Senior Notes at its option, in whole at any time or in part from time to time, at the following redemption prices: prior to November 15, 2020, at a redemption price equal to 106.469% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; from November 15, 2020 to November 15, 2021, at a redemption price equal to 104.313% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; from November 15, 2021 to November 15, 2022, at a redemption price equal to 102.156% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; and from November 15, 2022 and thereafter, at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date.

During the six months ended June 30, 2019, we repurchased and surrendered for cancellation $74 million aggregate principal amount of 8.625% Senior Notes for $64 million, including accrued interest of $1 million and excluding related fees and expenses. The outstanding principal balance of the 8.625% Senior Notes was $1,120 million as of June 30, 2020.

On August 12, 2020, Rackspace Technology Global commenced a tender offer to purchase for cash up to $600 million aggregate principal amount of the 8.625% Senior Notes. As of the end of the day, 12:00 midnight, New York City time, on August 25, 2020, the early tender time, holders of the 8.625% Senior Notes had validly tendered $508 million aggregate principal amount of the 8.625% Senior Notes. On August 27, 2020, Rackspace Technology Global purchased $508 million aggregate principal amount of the 8.625% Senior Notes for aggregate cash of $549 million, which reflected a price of 105.75% of the principal amount thereof, plus accrued and unpaid interest to, but not including, August 27, 2020, and canceled $508 million of the 8.625% Senior Notes following the purchase. The tender offer is scheduled to expire at the end of the day, 12:00 midnight, New York City time, on Wednesday, September 9, 2020, unless extended or earlier terminated by Rackspace Technology Global.

Debt covenants

Our Term Loan Facility is not subject to a financial maintenance covenant. As of June 30, 2020, our Revolving Credit Facility included a financial maintenance covenant that limits the borrower’s net first lien leverage ratio to a maximum of 3.50 to 1.00. This ratio was modified to 5.00 to 1.00 on August 7, 2020 in the amendment of the First Lien Credit Agreement. The net first lien leverage ratio is calculated as the ratio of (x) the total amount of the borrower’s first lien debt for borrowed money (which is currently identical to the total amount outstanding under the Senior Facilities), less the borrower’s unrestricted cash and cash equivalents, to (y) consolidated EBITDA (as defined under the First Lien Credit Agreement governing the Senior Facilities). However, this financial maintenance covenant will only be applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is equal to or greater than 35% of the Revolving Credit Facility commitments as of the last day of such fiscal quarter. Additional covenants in the Senior Facilities limit our subsidiaries' ability to, among other things, incur certain additional debt and liens, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates.

The Indenture contains covenants that, among other things, limit our subsidiaries' ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates.

Our “consolidated EBITDA,” as defined under our debt instruments, is calculated in the same manner as our Adjusted EBITDA, presented elsewhere in this report, except that our debt instruments allow us to adjust for additional items, including certain start-up costs, and to give pro forma effect to acquisitions, including resulting synergies, and internal cost savings initiatives. In addition, under the Indenture, the calculation of consolidated EBITDA does not take into account substantially any changes in GAAP subsequent to the date of issuance, whereas under the Senior Facilities the calculation of consolidated EBITDA takes into account the impact of certain changes in GAAP subsequent to the original closing date other than with respect to capital leases.

As of June 30, 2020, we were in compliance with all covenants under the Senior Facilities and the Indenture.

Receivables Financing Facility

On March 19, 2020, Rackspace US, Inc. (“Rackspace US”), a Delaware corporation and our wholly-owned indirect subsidiary, entered into the Receivables Financing Facility. Under the Receivables Financing Facility, (i) certain of our subsidiaries sell or otherwise convey certain trade receivables and related rights (the “Conveyed Receivables”) to Rackspace US and (ii) Rackspace US then sells, contributes or otherwise conveys certain Conveyed Receivables to our wholly owned bankruptcy-remote subsidiary (the “SPV”).

The SPV may thereafter make borrowings from the lenders under the Receivables Financing Facility, which borrowings will be secured by the Conveyed Receivables. An affiliate of the administrative agent under the Receivables Financing Facility, in its capacity as a lender, has committed an amount up to $100 million under the Receivables Financing Facility. Rackspace US services and administers the Conveyed Receivables on behalf of the SPV. Rackspace Technology Global provides a performance guaranty to the administrative agent on behalf of the secured parties in respect of the obligations of the subsidiaries originating the receivables and Rackspace US, as servicer, including, without limitation, obligations to pay the purchase price and indemnity obligations.

The scheduled termination date of the Receivables Financing Facility is March 21, 2022, subject to earlier termination due to a termination event described in the agreement governing the Receivables Financing Facility.

Advances bear interest based on an index rate plus a margin. As of June 30, 2020, the interest rate on borrowings under the Receivables Financing Facility was 3.01%. The SPV is also required to pay a monthly commitment fee to each lender based on the amount of such lender’s outstanding commitment. The Receivables Financing Facility contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type.

As of June 30, 2020, our total borrowing capacity under the Receivables Financing Facility was $93 million and $65 million was borrowed and outstanding. The Receivables Financing Facility requires us to comply with a leverage ratio and an interest coverage ratio. We were in compliance with all applicable covenants under the Receivables Financing Facility as of June 30, 2020.

Capital Expenditures

The following table sets forth a summary of our capital expenditures for the periods indicated:

	Six Months Ended June 30,
(In millions)	2019	2020
Customer gear	$54.5	$80.0
Data center build outs	3.8	8.1
Office build outs	3.9	1.1
Capitalized software and other projects	34.5	37.0
Total capital expenditures	$96.7	$126.2

Capital expenditures were $126 million in the six months ended June 30, 2020, compared to $97 million in the six months ended June 30, 2019, an increase of $30 million. The majority of the increase is due to higher success-based spend to deploy customer environments and the refresh of certain data center equipment within our normal maintenance cycle.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Six Months Ended June 30,
(In millions)	2019	2020
Cash provided by operating activities	$112.4	$98.8
Cash (used in) investing activities	$(93.3)	$(62.8)
Cash provided by (used in) financing activities	$(100.0)	$43.3

Cash Provided by Operating Activities

Net cash provided by operating activities results primarily from cash received from customers, offset by cash payments made for employee and consultant compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), data center costs, license costs, third-party infrastructure costs, marketing programs, interest, taxes, and other general corporate expenditures.

Net cash provided by operating activities decreased $14 million, or 12%, from the first six months of 2019 compared to the first six months of 2020. This decrease was largely driven by higher operating expense payments, largely for third-party infrastructure costs, and employee-related payments of $128 million and $19 million, respectively, mainly due to the acquisition of Onica. These variances were partially offset by higher cash collections of $114 million, primarily reflecting higher revenue levels resulting from the acquisition of Onica, and a $19 million decrease in obligations to settle share-based awards in connection with the Rackspace Acquisition, as the final payment was made during the three months ended March 31, 2019.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build-outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities decreased $31 million, or 33%, from the first six months of 2019 compared to the first six months of 2020. This change was mainly due to a $48 million decrease in cash purchases of property, equipment and software, as we increased our usage of financing arrangements in place of upfront cash payments to procure capital assets. The impact of this decrease was partially offset by the receipt of $17 million in proceeds during the first six months of 2019 related to the repayment of a promissory note receivable in conjunction with the 2017 sale of our Mailgun business.

Cash Provided by or Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities was $100 million for the first six months of 2019 and net cash provided by financing activities was $43 million for first six months of 2020. The change was primarily driven by net borrowings of $65 million during the six months ended June 30, 2020, which remained outstanding under the Receivables Financing Facility at June 30, 2020. Debt repayment activity for the six months ended June 30, 2019 included a $63 million cash outflow for the repurchase and cancellation of a portion of our 8.625% Senior Notes.

Contractual Obligations

During the six months ended June 30, 2020, we entered into contractual obligations totaling $290 million, of which $204 million is due to operating and finance lease obligations and financing obligations related to the purchase of equipment; and $65 million is due to borrowings under our Receivables Financing Facility.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We have entered into various indemnification arrangements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies and third parties to whom and from whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by third parties due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions by us, our employees, agents or representatives. These indemnification obligations are considered off-balance sheet arrangements. To date, we have not incurred material costs as a result of such obligations and have not accrued any material liabilities related to such indemnification obligations in our consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our Prospectus, under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates." For a description of accounting pronouncements recently adopted and issued, see Item 1 of Part I, Financial Statements - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Power Prices

We are a large consumer of power. In the six months ended June 30, 2020, we expensed approximately $20 million that was paid to utility companies to power our data centers, representing approximately 2% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have fixed price power contracts for data centers in the Dallas-Fort Worth, San Jose and London areas that allow us to procure power either on a fixed price or on a variable price basis.

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities, which includes our $225 million Revolving Credit Facility (which increased to $375 million on August 7, 2020) and $2,810 million outstanding under the Term Loan Facility, and under our $93 million Receivables Financing Facility. As of June 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $2,810 million outstanding under the Term Loan Facility and $65 million outstanding under the Receivables Financing Facility. As of June 30, 2020, assuming the Revolving Credit Facility and Receivables Financing Facility were fully drawn, each 0.125% change in assumed blended interest rates would result in a $4 million change in annual interest expense on indebtedness under the Senior Facilities and the Receivables Financing Facility.

In December 2016, we entered into seven floating-to-fixed interest rate swap agreements to manage our risk from interest rate fluctuations associated with our floating-rate Term Loan Facility. The remaining three swap agreements in effect as of June 30, 2020 have an aggregate notional amount of $1.05 billion and mature over the next two years. On a quarterly basis, we net settle with the counterparty for the difference between the fixed rate specified in each swap agreement, ranging from 1.7625% to 1.9040%, and the variable rate based upon the three-month LIBOR as applied to the notional amount of the swap.

In December 2018, we entered into four additional floating-to-fixed interest rate swap agreements with an aggregate notional amount of $1.35 billion and a maturity date of November 3, 2023. These swap agreements are forward-starting, and as of June 30, 2020, two swaps agreements, with an aggregate notional amount of $300 million, were effective. The remaining swap agreements become effective each year thereafter to coincide with the maturity dates of the outstanding December 2016 swap agreements. On a quarterly basis, we net settle with the counterparty for the difference between the fixed rate specified in each swap agreement, ranging from 2.7350% to 2.7490%, and the variable rate based upon the three-month LIBOR as applied to the notional amount of the swap.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See “Constant Currency Revenue.” While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the six months ended June 30, 2020, we recognized foreign currency transaction losses of $4.3 million within “Other income (expense), net” in our Consolidated Statements of Comprehensive Income (Loss). As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

In November 2018, we entered into one foreign currency forward contract. Under the terms of the contract, we sold £75 million at a rate of 1.3002 British pound sterling to U.S. dollar and received $97.5 million. This contract settled on November 29, 2019 and we received a final net payment of $0.8 million.

In November 2019, we entered into two foreign currency net-zero cost collar contracts with an aggregate notional amount of £100 million and a maturity date of November 30, 2020. Under the terms of the contracts, the British pound sterling to U.S. dollar exchange rate floats between 1.2375 and 1.3475. On March 26, 2020, we settled one of these contracts, with an aggregate notional amount of £50 million, and we received a final net payment of $1.9 million.

In March 2020, we entered into three foreign currency forward contracts to manage our exposure to movements in the British pound sterling, Euro, and Mexican peso. All three contracts settled on June 30, 2020, and we made a final net payment of $1.7 million resulting from the following:

•We sold £32 million at a rate of 1.1902 British pound to U.S. dollar and received $38.1 million.
•We sold €6 million at a rate of 1.0921 Euro to U.S. dollar and received $6.6 million.
•We sold $2.1 million at a rate of 24.2040 U.S. dollar to Mexican peso and received Mex$50 million.

In June 2020, we entered into three foreign currency forward contracts to manage our exposure to movements in the British pound sterling, Euro, and Mexican peso. All three contracts have a maturity date of September 30, 2020. On the maturity date, the following will occur:

•We will sell £32 million at a rate of 1.24095 British pound to U.S. dollar and receive $39.7 million.
•We will sell €6 million at a rate of 1.1241 Euro to U.S. dollar and receive $6.7 million.
•We will sell $2.2 million at a rate of 23.0330 U.S. dollar to Mexican peso and receive Mex$50 million.

See Item 1 of Part I, Financial Statements - Note 11, "Derivatives," for more information on interest rate swaps and foreign currency hedging contracts.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter reporting period identified in connection with management’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We have contingencies resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain.

From time to time we may be subject to various legal proceedings arising in the ordinary course of business. In addition, from time to time, third parties may bring intellectual property claims against us asserting that certain of our offerings, services and technologies infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of others.

We cannot predict the impact, if any, that any of the matters described above may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them.

ITEM 1A – RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-239794 ), as amended, the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From January 1, 2020 through August 5, 2020 (the date of the filing of our Registration Statement on Form S-8, File No. 333-240498):

•We granted to our directors, officers, employees, consultants, and other service providers options to purchase 8,162,772, shares of our common stock with per share exercise prices ranging from $11.41 to $13.62 under the Rackspace Technology, Inc. Equity Incentive Plan (the “2017 Incentive Plan”).

•We issued to our directors, employees, consultants and other service providers an aggregate of 72,768 shares of our common stock at a per share purchase price ranging from $8.33 to $15.54 pursuant to exercises of options granted under the 2017 Incentive Plan.

•We granted to our directors and employees restricted stock units (“RSUs”) for an aggregate of 6,564 shares of our common stock under the 2017 Incentive Plan.

•Our directors and employees received an aggregate of 86,364 shares of our common stock upon the vesting of RSUs under the 2017 Incentive Plan.

•We granted to our directors restricted stock awards (“RSAs”) for an aggregate of 27,492 shares of our common stock under the 2017 Incentive Plan.

•Our directors received an aggregate of 17,460 shares of our common stock upon the vesting of RSAs under the 2017 Incentive Plan.

The offers, sales and issuances of the securities described in the immediately preceding section were deemed to be exempt from registration either under Rule 701 promulgated under the Securities Act, in that the transactions were under compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) in that the transactions were by an issuer and did not involve any public offering within the meaning of Section 4(a)(2). The recipients of such securities were our employees, directors, consultants or other service providers and received the securities under the 2017 Incentive Plan.

In connection with the Stock Split on July 20, 2020, we issued approximately 151,760,933 shares of common stock.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. All recipients had adequate access, through their relationships with us, to information about us. The offers, sales and issuances of these securities were made without any general solicitation or advertising.

Use of Proceeds

On August 7, 2020, we completed the IPO, in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share, for an aggregate offering price of $703.5 million. The underwriters may exercise their option to purchase up to an additional 5,025,000 shares at $21.00 per share for 30 days after the pricing of the IPO on August 4, 2020. All shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-239794), which was declared effective by the SEC on August 4, 2020. The managing underwriters of our IPO were Goldman Sachs & Co. LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC. We incurred underwriting discounts and commissions of approximately $36.9 million and estimate our offering expenses to be $8.4 million. Thus, our net offering proceeds, after deducting underwriting discounts and commissions and other offering costs, were approximately $658.1 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.

The net proceeds from the IPO were contributed by us as capital contributions indirectly through our subsidiaries to Rackspace Technology Global. We used a portion of the net proceeds from the IPO to repurchase and cancel $507.6 million aggregate principal amount of our outstanding 8.625% Senior Notes. We may repurchase up to an additional $92.4 million aggregate principal amount of our outstanding 8.625% Senior Notes under the tender offer expiring at the end of the day, 12:00 midnight, New York City time, on Wednesday, September 9, 2020. The remainder of the net proceeds will be used for general corporate purposes. Our management team will retain broad discretion to allocate the net proceeds of this offering for general corporate purposes. Pending use as described above, we may invest the net proceeds from this offering in short-term, investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government or repay any outstanding borrowings under the Revolving Credit Facility or the Receivables Financing Facility.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit Number	Exhibit Description
10.1†
Retention Agreement, between Rackspace US, Inc. and Dustin Semach, dated as of May 5, 2020 (incorporated by reference to Exhibit 10.33 to Amendment No.1 to the Registration Statement filed with the SEC by Rackspace Technology, Inc. on July 20, 2020 (File No. 333-239794))

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.
† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RACKSPACE TECHNOLOGY, INC.

Date:	August 31, 2020	By:	/s/ Dustin Semach
Dustin Semach
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)