Form 10-Q
period 2020-09-30
Rackspace Technology, Inc.
filed 2020-11-10
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer," "accelerated filer," "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

On November 6, 2020, 200,293,675 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (this "Quarterly Report") contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
(formerly known as Rackspace Corp.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2019	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$83.8	$253.2
Accounts receivable, net of allowance for doubtful accounts and accrued customer credits of $17.0 and $16.5, respectively	350.3	430.4
Prepaid expenses	76.2	80.4
Other current assets	33.4	41.9
Total current assets	543.7	805.9

Property, equipment and software, net	727.8	892.8
Goodwill, net	2,745.8	2,741.0
Intangible assets, net	1,817.4	1,684.0
Operating right-of-use assets	308.3	162.5
Other non-current assets	129.4	136.9
Total assets	$6,272.4	$6,423.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$260.4	$264.3
Accrued compensation and benefits	128.5	95.7
Deferred revenue	66.6	59.6
Debt	29.0	29.0
Accrued interest	36.0	43.1
Operating lease liabilities	58.3	57.7
Financing obligations	42.9	46.3
Other current liabilities	50.2	84.4
Total current liabilities	671.9	680.1

Non-current liabilities:
Debt	3,844.3	3,392.2
Operating lease liabilities	256.5	108.4
Finance lease liabilities	88.4	351.9
Financing obligations	86.4	80.0
Deferred income taxes	326.9	266.9
Other non-current liabilities	99.2	152.0
Total liabilities	5,373.6	5,031.5

Commitments and Contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 165.4 and 200.2 shares issued and outstanding, respectively	1.6	2.0
Additional paid-in capital	1,602.7	2,326.6
Accumulated other comprehensive income (loss)	12.0	(37.5)
Accumulated deficit	(717.5)	(899.5)
Total stockholders' equity	898.8	1,391.6
Total liabilities and stockholders' equity	$6,272.4	$6,423.1

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
(formerly known as Rackspace Corp.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2020	2019	2020
Revenue	$601.7	$681.7	$1,811.0	$1,990.9
Cost of revenue	(347.9)	(435.9)	(1,054.2)	(1,253.9)
Gross profit	253.8	245.8	756.8	737.0
Selling, general and administrative expenses	(221.7)	(260.5)	(679.9)	(707.5)
Gain on sale	—	—	2.1	—
Income (loss) from operations	32.1	(14.7)	79.0	29.5
Other income (expense):
Interest expense	(80.9)	(68.3)	(270.7)	(209.2)
Gain (loss) on investments, net	(22.0)	—	121.4	0.9
Gain (loss) on extinguishment of debt	—	(37.0)	9.5	(37.0)
Other income (expense), net	1.1	0.7	(1.2)	0.4
Total other income (expense)	(101.8)	(104.6)	(141.0)	(244.9)
Loss before income taxes	(69.7)	(119.3)	(62.0)	(215.4)
Benefit for income taxes	9.2	18.1	6.5	33.4
Net loss	$(60.5)	$(101.2)	$(55.5)	$(182.0)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(10.8)	$11.7	$(8.3)	$(7.8)
Unrealized gains (losses) on derivative contracts	—	1.3	—	(46.2)
Amount reclassified from accumulated other comprehensive income (loss) to earnings	—	3.2	—	4.5
Other comprehensive income (loss)	(10.8)	16.2	(8.3)	(49.5)
Comprehensive loss	$(71.3)	$(85.0)	$(63.8)	$(231.5)

Net loss per share:
Basic and diluted	$(0.37)	$(0.54)	$(0.34)	$(1.05)
Weighted average number of shares outstanding:
Basic and diluted	165.2	186.7	165.2	172.6

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
(formerly known as Rackspace Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2019	2020
Cash Flows From Operating Activities
Net loss	$(55.5)	$(182.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	372.3	355.1
Amortization of operating right-of-use assets	52.4	50.7
Deferred income taxes	(10.3)	(40.2)
Share-based compensation expense	22.8	56.8
Gain on sale	(2.1)	—
(Gain) loss on extinguishment of debt	(9.5)	37.0
Unrealized (gain) loss on derivative contracts	56.7	(2.6)
Gain on investments, net	(121.4)	(0.9)
Provision for bad debts and accrued customer credits	14.7	11.0
Amortization of debt issuance costs and debt discount	13.7	13.9
Other operating activities	0.9	(2.5)
Changes in operating assets and liabilities:
Accounts receivable	(61.9)	(92.7)
Prepaid expenses and other current assets	(17.0)	(13.7)
Accounts payable, accrued expenses, and other current liabilities	(4.5)	(10.4)
Deferred revenue	(5.8)	(7.2)
Operating lease liabilities	(54.3)	(43.4)
Other non-current assets and liabilities	0.5	3.8
Net cash provided by operating activities	191.7	132.7
Cash Flows From Investing Activities
Purchases of property, equipment and software	(153.7)	(97.6)
Proceeds from sale	16.8	—
Other investing activities	4.6	5.4
Net cash used in investing activities	(132.3)	(92.2)
Cash Flows From Financing Activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	659.1
Proceeds from employee stock plans	—	11.3
Shares of common stock withheld for employee taxes	(1.0)	(2.0)
Repurchase of common stock	(2.2)	—
Cash settlement of share-based awards	(1.5)	—
Proceeds from borrowings under long-term debt arrangements	—	310.0
Payments on long-term debt	(84.7)	(811.3)
Payments for debt issuance costs	—	(1.4)
Principal payments of finance lease liabilities	(17.6)	(14.3)
Proceeds from financing obligations	—	20.9
Principal payments of financing obligations	(16.6)	(43.8)
Net cash provided by (used in) financing activities	(123.6)	128.5
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.3)	0.4
Increase (decrease) in cash, cash equivalents, and restricted cash	(64.5)	169.4
Cash, cash equivalents, and restricted cash at beginning of period	258.2	87.1
Cash, cash equivalents, and restricted cash at end of period	$193.7	$256.5

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$176.7	$188.1
Cash payments for income taxes, net of refunds	$8.7	$13.3

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$0.2	$77.1
Acquisition of property, equipment and software by financing obligations	3.7	20.5
Decrease in property, equipment and software accrued in liabilities	(5.6)	(21.1)
Non-cash purchases of property, equipment and software	$(1.7)	$76.5

Non-cash increase in buildings within property, equipment and software, net due to lease modification	$—	$220.3
Offering costs included in accrued liabilities	$—	$1.3
Other non-cash investing and financing activities	$1.2	$2.8

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
(In millions)	2019	2020
Cash and cash equivalents	$190.4	$253.2
Restricted cash included in other non-current assets	3.3	3.3
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$193.7	$256.5

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
(formerly known as Rackspace Corp.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2019	165.2	$1.6	$1,586.2	$2.5	$(610.2)	$980.1
Exercise of stock options and release of stock awards, net of shares withheld	0.1	—	(1.0)	—	—	(1.0)
Repurchase of common stock	(0.1)	—	(0.3)	—	—	(0.3)
Share-based compensation expense	—	—	10.5	—	—	10.5
Net loss	—	—	—	—	(60.5)	(60.5)
Other comprehensive loss	—	—	—	(10.8)	—	(10.8)
Balance at September 30, 2019	165.2	$1.6	$1,595.4	$(8.3)	$(670.7)	$918.0

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	165.2	$1.6	$1,577.3	$—	$(671.1)	$907.8
Cumulative effect of adopting ASC 842	—	—	—	—	55.9	55.9
Exercise of stock options and release of stock awards, net of shares withheld	0.2	—	(1.0)	—	—	(1.0)
Repurchase of common stock	(0.2)	—	(2.2)	—	—	(2.2)
Cash settlement of share-based awards	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	22.8	—	—	22.8
Net loss	—	—	—	—	(55.5)	(55.5)
Other comprehensive loss	—	—	—	(8.3)	—	(8.3)
Balance at September 30, 2019	165.2	$1.6	$1,595.4	$(8.3)	$(670.7)	$918.0

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	165.6	$1.6	$1,619.2	$(53.7)	$(798.3)	$768.8
Issuance of common stock upon initial public offering, net of offering costs	33.5	0.4	657.4	—	—	657.8
Exercise of stock options and release of stock awards, net of shares withheld	1.1	—	9.8	—	—	9.8
Share-based compensation expense	—	—	40.2	—	—	40.2
Net loss	—	—	—	—	(101.2)	(101.2)
Other comprehensive income	—	—	—	16.2	—	16.2
Balance at September 30, 2020	200.2	$2.0	$2,326.6	$(37.5)	$(899.5)	$1,391.6

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	165.4	$1.6	$1,602.7	$12.0	$(717.5)	$898.8
Issuance of common stock upon initial public offering, net of offering costs	33.5	0.4	657.4	—	—	657.8
Exercise of stock options and release of stock awards, net of shares withheld	1.3	—	9.7	—	—	9.7
Share-based compensation expense	—	—	56.8	—	—	56.8
Net loss	—	—	—	—	(182.0)	(182.0)
Other comprehensive loss	—	—	—	(49.5)	—	(49.5)
Balance at September 30, 2020	200.2	$2.0	$2,326.6	$(37.5)	$(899.5)	$1,391.6

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
(formerly known as Rackspace Corp.)
 NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Rackspace Technology, Inc. ("Rackspace Technology") (formerly known as Rackspace Corp. until its legal name change on June 11, 2020 and formerly known as Inception Topco, Inc. until its legal name change on March 31, 2020), is a Delaware corporation controlled by investment funds affiliated with Apollo Global Management, Inc. and its subsidiaries (“Apollo”). Rackspace Technology was formed on July 21, 2016 but had no assets, liabilities or operating results until November 3, 2016 (the “Closing Date”) when Rackspace Hosting, Inc. (now named Rackspace Technology Global, Inc., or “Rackspace Technology Global”), a global provider of modern information technology-as-a-service, was acquired by Inception Parent, Inc., a wholly-owned entity indirectly owned by Rackspace Technology (the “Rackspace Acquisition”).

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

On July 20, 2020, the board of directors of the company approved and effected a twelve-for-one stock split of the company’s common stock (the "Stock Split"). All common stock share and per-share data, excluding par value per share, included in these unaudited consolidated financial statements give effect to the Stock Split and have been adjusted retroactively for all periods presented.

On August 7, 2020, we completed our initial public offering (the “IPO”), in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share. We received net proceeds of $666.6 million from sales of shares in the IPO, after deducting underwriters' discounts and commissions of $36.9 million, but before deducting offering expenses of $8.8 million.

The unaudited consolidated financial statements include the accounts of Rackspace Technology, Inc. and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2019 and 2020, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of December 31, 2019, included in our Registration Statement on Form S-1 (File No. 333-239794), as amended, including the final prospectus, dated August 4, 2020, included therein (the "Prospectus"). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Prospectus and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2020, our results of operations for the three and nine months ended September 30, 2019 and 2020, our cash flows for the nine months ended September 30, 2019 and 2020, and our stockholders' equity for the three and nine months ended September 30, 2019 and 2020.

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2020, or for any other interim period, or for any other future year.

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

Subsequent Events

On October 15, 2020, Rackspace Technology Global issued a Notice of Partial Redemption to holders of the 8.625% Senior Notes due 2024 (the "8.625% Senior Notes"). Pursuant to the terms of the indenture governing the 8.625% Senior Notes (the "Indenture"), on November 16, 2020, Rackspace Technology Global will redeem $86.0 million principal amount of the outstanding 8.625% Senior Notes at a price of 104.313%, plus accrued and unpaid interest, if any.

Significant Accounting Policies and Estimates

Our Prospectus includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements, which we are incorporating by reference herein. There were no material changes to our significant accounting policies and estimates during the nine months ended September 30, 2020, except for the adoptions of the Accounting Standards Updates ("ASU") discussed in "Recently Adopted Accounting Pronouncements" below.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. Specifically, the non-current portion of "Finance lease liabilities" is now presented separately from "Other non-current liabilities" in the Consolidated Balance Sheets. This presentation change is due to the modification of certain leases in June 2020 which resulted in a change of classification from operating leases to finance leases, increasing the balance of the non-current portion of "Finance lease liabilities."

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

2. Customer Contracts

The following table presents the balances related to customer contracts as of December 31, 2019 and September 30, 2020:

(In millions)	Consolidated Balance Sheets Account	December 31, 2019	September 30, 2020
Accounts receivable, net	Accounts receivable, net (1)	$350.3	$430.4
Current portion of contract assets	Other current assets	7.8	14.9
Non-current portion of contract assets	Other non-current assets	7.2	11.6
Current portion of deferred revenue	Deferred revenue	66.6	59.6
Non-current portion of deferred revenue	Other non-current liabilities	14.2	13.8

(1)    Allowance for doubtful accounts and accrued customer credits was $17.0 million and $16.5 million as of December 31, 2019 and September 30, 2020, respectively.

Amounts recognized in revenue for the three months ended September 30, 2019 and September 30, 2020, which were included in deferred revenue as of the beginning of each period, totaled $27.1 million and $28.0 million, respectively. Amounts recognized in revenue for the nine months ended September 30, 2019 and September 30, 2020, which were included in deferred revenue as of the beginning of each period totaled $44.1 million and $55.6 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2019 and September 30, 2020, the balances of capitalized costs to obtain a contract were $55.1 million and $57.2 million, respectively, and the balances of capitalized costs to fulfill a contract were $21.7 million and $24.3 million, respectively. These capitalized costs are included in “Other non-current assets” on the Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs for the three and nine months ended September 30, 2019 and September 30, 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2020	2019	2020
Amortization of capitalized sales commissions	$10.6	$11.0	$30.2	$33.2
Amortization of capitalized implementation costs	3.8	4.4	10.8	13.0

Remaining Performance Obligations

As of September 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations was $876.6 million, of which 19% is expected to be recognized as revenue during 2020 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. Our other revenue arrangements are usage-based, and as such, we recognize revenue based on the right to invoice for the services performed.

3. Net Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2020	2019	2020
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(60.5)	$(101.2)	$(55.5)	$(182.0)
Weighted average shares outstanding:
Common stock	165.2	186.7	165.2	172.6
Number of shares used in per share computations	165.2	186.7	165.2	172.6
Net loss per share	$(0.37)	$(0.54)	$(0.34)	$(1.05)

Potential common share equivalents consist of shares issuable upon the exercise of stock options or vesting of restricted stock, as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 21.4 million and 26.5 million potential common shares from the computation of dilutive loss per share for the three months ended September 30, 2019 and 2020, respectively, and 21.4 million and 26.5 million potential shares for the nine months ended September 30, 2019 and 2020, respectively, because the effect would have been anti-dilutive.

4. Property, Equipment and Software, net

Property, equipment and software, net, at December 31, 2019 and September 30, 2020 consisted of the following:

(In millions)	December 31, 2019	September 30, 2020
Computers and equipment	$1,155.9	$1,179.9
Software	441.6	475.5
Furniture and fixtures	31.3	25.1
Buildings and leasehold improvements (1)	303.7	512.6
Land	32.2	32.0
Property, equipment and software, at cost	1,964.7	2,225.1
Less: Accumulated depreciation and amortization	(1,255.2)	(1,352.1)
Work in process	18.3	19.8
Property, equipment and software, net	$727.8	$892.8

(1)    During the nine months ended September 30, 2020, we recorded $220.3 million to buildings and leasehold improvements related to lease modifications in June 2020 which resulted in a change of classification from operating leases to finance leases.

5. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment during the nine months ended September 30, 2020:

(In millions)	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total Consolidated
Balance as of December 31, 2019	$2,371.6	$322.2	$52.0	$2,745.8
Measurement period adjustments	(0.2)	—	—	(0.2)
Foreign currency translation	(4.1)	(0.3)	(0.2)	(4.6)
Balance as of September 30, 2020	$2,367.3	$321.9	$51.8	$2,741.0

Gross goodwill	$2,662.3	$321.9	$51.8	$3,036.0
Less: Accumulated impairment charges	(295.0)	—	—	(295.0)
Goodwill, net as of September 30, 2020	$2,367.3	$321.9	$51.8	$2,741.0

The following tables provide information regarding our intangible assets other than goodwill:

	December 31, 2019
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,983.7	$(459.9)	$1,523.8
Property tax abatement	16.0	(5.6)	10.4
Other	43.8	(10.6)	33.2
Total definite-lived intangible assets	2,043.5	(476.1)	1,567.4
Trade name (indefinite-lived)	250.0	—	250.0
Total intangible assets other than goodwill	$2,293.5	$(476.1)	$1,817.4

	September 30, 2020
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,982.3	$(581.8)	$1,400.5
Property tax abatement	16.0	(7.0)	9.0
Other	43.8	(19.3)	24.5
Total definite-lived intangible assets	2,042.1	(608.1)	1,434.0
Trade name (indefinite-lived)	250.0	—	250.0
Total intangible assets other than goodwill	$2,292.1	$(608.1)	$1,684.0

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

For the three months ended September 30, 2019, we recognized a loss on investment activity of $22.0 million, which was entirely due to the decrease in the fair value of the CrowdStrike investment. For the nine months ended September 30, 2019, we recognized a net gain on investment activity of $121.4 million which was primarily comprised of a $118.8 million unrealized gain related to the increase in the fair value of the CrowdStrike investment and a $2.6 million realized gain recognized upon the receipt of proceeds related to the 2017 sale of an equity investment. For the nine months ended September 30, 2020, we recognized a net gain on investment activity of $0.9 million, primarily comprised of a realized gain upon the receipt of proceeds related to the 2017 sale of an equity investment. There was minimal activity for the three months ended September 30, 2020.

7. Debt

Debt consisted of the following:

	December 31, 2019
(In millions)	Term Loan Facility	8.625% Senior Notes due 2024	Total
Principal balance	$2,824.6	$1,120.2	$3,944.8
Unamortized debt issuance costs	(48.6)	(18.0)	(66.6)
Unamortized debt discount	(4.9)	—	(4.9)
Total debt	2,771.1	1,102.2	3,873.3
Less: current portion of debt	(29.0)	—	(29.0)
Debt, excluding current portion	$2,742.1	$1,102.2	$3,844.3

	September 30, 2020
(In millions)	Term Loan Facility	8.625% Senior Notes due 2024	Accounts Receivable Financing Agreement	Total
Principal balance	$2,802.9	$605.2	$65.0	$3,473.1
Unamortized debt issuance costs	(39.7)	(8.2)	—	(47.9)
Unamortized debt discount	(4.0)	—	—	(4.0)
Total debt	2,759.2	597.0	65.0	3,421.2
Less: current portion of debt	(29.0)	—	—	(29.0)
Debt, excluding current portion	$2,730.2	$597.0	$65.0	$3,392.2

Senior Facilities

The First Lien Credit Agreement includes a first lien term loan facility ("Term Loan Facility") and a revolving credit facility ("Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Facilities").

On July 20, 2020, we entered into an amendment to the First Lien Credit Agreement that modified the terms of the Revolving Credit Facility effective upon the closing of the IPO on August 7, 2020. The amendment (i) increased the amount of the commitments available under the Revolving Credit Facility from $225.0 million to $375.0 million, (ii) reduced the applicable margin with respect to the Revolving Credit Facility to 3.00% for LIBOR loans and 2.00% for base rate loans, but includes a 1.00% LIBOR “floor” applicable to LIBOR loans, and (iii) extended the maturity date with respect to the Revolving Credit Facility from November 3, 2021 to August 7, 2025; however, if 91 days prior to the scheduled maturity date of (A) the Term Loan Facility, more than $50.0 million aggregate principal amount of loans remains outstanding under the Term Loan Facility, or (B) the 8.625% Senior Notes, more than $50.0 million aggregate principal amount of the 8.625% Senior Notes remains outstanding, in either such case, the Revolving Credit Facility will mature on such earlier date.

The amendment to the Revolving Credit Facility also modified the financial maintenance covenant applicable to the Revolving Credit Facility that limits our net first lien leverage ratio to be a maximum of 5.00 to 1.00 (as compared to 3.50 to 1.00 prior to giving effect to the amendment). This financial maintenance covenant is only applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25.0 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is equal to or greater than 35% of the Revolving Credit Facility commitments as of the last day of such fiscal quarter. Other than described in this and the previous paragraph, the terms and conditions of the Revolving Credit Facility remained the same, and the amendment did not amend or otherwise modify the terms of the Term Loan Facility.

We accounted for the amendment to the Revolving Credit Facility as a debt modification and recorded $0.6 million in debt issuance costs to "Other non-current assets" in the Consolidated Balance Sheets. These will be amortized, along with the unamortized debt issuance costs associated with the prior arrangement, on a straight-line basis to "Interest expense" in the Consolidated Statements of Comprehensive Loss over the five-year term of the modified arrangement.

As of September 30, 2020, the Revolving Credit Facility had total commitments of $375.0 million and matures on August 7, 2025. Over the course of the nine months ended September 30, 2020, Rackspace Technology Global borrowed and repaid an aggregate $245.0 million under the Revolving Credit Facility. As of September 30, 2020, we had no outstanding borrowings under the Revolving Credit Facility.

The Term Loan Facility matures on November 3, 2023 and, as of September 30, 2020, the interest rate on the Term Loan Facility was 4.00%. Rackspace Technology Global makes quarterly principal payments of $7.2 million. See Note 11, "Derivatives" for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

The fair value of the Term Loan Facility as of September 30, 2020 was $2,739.8 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

As of September 30, 2020, Rackspace Technology Global was in compliance with all covenants under the Senior Facilities.

8.625% Senior Notes due 2024

The 8.625% Senior Notes mature on November 15, 2024 and, as of September 30, 2020, Rackspace Technology Global was in compliance with all covenants under the indenture governing the 8.625% Senior Notes (the "Indenture").

During the nine months ended September 30, 2019, Rackspace Technology Global repurchased and surrendered for cancellation $73.9 million of principal amount of 8.625% Senior Notes for $63.7 million including accrued interest of $0.7 million. In connection with these repurchases, we recorded a gain on debt extinguishment of $9.5 million in our Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2019.

On August 12, 2020, Rackspace Technology Global commenced a tender offer to purchase for cash up to $600.0 million aggregate principal amount of the $1,120.2 million outstanding 8.625% Senior Notes. Prior to the expiration of the tender offer, holders of the 8.625% Senior Notes validly tendered $515.0 million aggregate principal amount of the 8.625% Senior Notes. Rackspace Technology Global repurchased the tendered 8.625% Senior Notes for aggregate cash of $557.2 million, which reflected a price of 105.75% of the principal amount, plus accrued and unpaid interest. Following the repurchases, Rackspace Technology Global canceled $515.0 million of the 8.625% Senior Notes. In connection with these repurchases, we recorded a loss on debt extinguishment of $37.0 million in our Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020, comprised of a $29.7 million premium on repurchase, $7.1 million write-off of unamortized debt issuance costs, and transaction fees of $0.2 million.

The fair value of the outstanding 8.625% Senior Notes as of September 30, 2020 was $632.4 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 8.625% Senior Notes is classified as Level 2 within the fair value hierarchy.

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

As of September 30, 2020, our total borrowing capacity under the Receivables Financing Facility was $68.0 million and $65.0 million was borrowed and outstanding. The interest rate on the Receivables Financing Facility was 2.50% as of September 30, 2020.

The agreements evidencing the Receivables Financing Facility contain customary representations and warranties, affirmative and negative covenants, and events of default. As of September 30, 2020, the company was in compliance with all covenants under the Receivables Financing Facility.

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

9. Share-Based Compensation and Settlement of Share-Based Awards

Repurchase of Common Stock

During the three and nine months ended September 30, 2019, we repurchased $0.3 million and $2.2 million, or 0.1 million and 0.2 million shares, respectively, of our common stock. These shares were subsequently retired.

Settlement of Share-Based Awards

As a result of the Rackspace Acquisition, Rackspace Technology Global had obligations related to the settlement of restricted stock units that were outstanding at the Closing Date. These obligations required installment payments that began in November 2016 and ended in the first quarter of 2019. We made cash payments of $19.2 million during the nine months ended September 30, 2019 and recognized compensation expense of $2.7 million within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2019.

In addition, in connection with an employee's departure, we settled options and restricted stock for a one-time cash payment of $1.5 million during the nine months ended September 30, 2019.

Share-Based Compensation Expense

In April 2017, the Executive Committee of the board of directors authorized the company to adopt the Rackspace Technology, Inc. Equity Incentive Plan (the “2017 Incentive Plan”).

On July 24, 2020, the board of directors approved, effective on August 7, 2020, the Rackspace Technology, Inc. 2020 Equity Incentive Plan (the “2020 Incentive Plan” and, together with the 2017 Incentive Plan, the “Incentive Plans”) and amendments to the 2017 Incentive Plan which, among other things, resulted in the termination of the 2017 Incentive Plan, except as it relates to outstanding awards, and any remaining shares reserved for future grants under the 2017 Incentive Plan were released.

The 2020 Incentive Plan provides for the grant of stock options, including incentive stock options (“ISOs”), and nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), other stock-based incentive awards, dividend equivalents and cash-based awards (collectively, “awards”). ISOs may be granted only to our employees or an employee of a parent or subsidiary. All other awards may be granted to employees and consultants of the company and its parents and subsidiaries, as well as all non-employee members of our board of directors. The maximum number of shares of our common stock available for issuance under the 2020 Incentive Plan is 25.0 million shares.

An Employee Stock Purchase Plan (the "ESPP") was approved by the company's board of directors on July 24, 2020 and became effective on August 7, 2020. Under the ESPP, eligible employees may purchase a limited number of shares of our common stock at the lesser of 85% of the market value on the enrollment date or 85% of the market value on the purchase date. The maximum shares available for issuance under the ESPP is 11.5 million shares. The fair value on each enrollment date is determined using the Black-Scholes option-pricing model. The share-based compensation expense recognized for the ESPP was $0.7 million during the three and nine months ended September 30, 2020. No shares were issued through the ESPP during the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, we granted 8.2 million stock options and 1.2 million RSUs under the Incentive Plans with weighted-average grant date fair values of $8.38 and $17.80, respectively. The majority of the options were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service. Also included in the 8.2 million stock options granted were 2.6 million stock options granted to certain executives that vest in part subject to continued service ratably over a five-year period and in part based upon the attainment of performance and market conditions. The majority of the RSUs granted were part of a grant to all eligible employees on the date of our IPO and vest six months after the IPO.

Share-based compensation expense recognized for the three and nine months ended September 30, 2019 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2020	2019	2020
Cost of revenue	$1.8	$4.5	$4.1	$8.6
Selling, general and administrative expenses	8.7	35.7	18.7	48.2
Pre-tax share-based compensation expense	10.5	40.2	22.8	56.8
Less: Income tax benefit	(2.2)	(8.4)	(4.8)	(11.9)
Total share-based compensation expense, net of tax	$8.3	$31.8	$18.0	$44.9

Upon the completion of the IPO, it was determined that certain awards with performance and market conditions, tied to a liquidity event and the achievement of targets based on a multiple of invested capital ("MOIC") for Apollo, were probable of vesting. As a result of this change in estimate, the company recognized $20.2 million of share-based compensation expense, related to service received since the grant date of the respective awards, during the three months ended September 30, 2020.

As of September 30, 2020, there was $92.7 million and $18.6 million of total unrecognized compensation cost related to stock options and restricted stock, respectively, which will be recognized using the straight-line method over a weighted average period of 2.0 years and 1.0 year, respectively.

10. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three and nine months ended September 30, 2020, our effective tax rate is lower than the U.S. federal statutory rate of 21% due to the net impact of the geographical distribution of our earnings, the application of the global intangible low-taxed income (“GILTI”) provisions that were implemented with the Tax Cuts and Jobs Act (the “Act”) that was passed on December 22, 2017, as well as executive compensation that is nondeductible under Internal Revenue Code ("IRC") Section 162(m) as a result of the IPO.

On July 27, 2015, the U.S. Tax Court ("Tax Court") issued an opinion in Altera Corp. ("Altera") v. Commissioner ("Tax Court Opinion"), which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Opinion was appealed by the Commissioner to the Ninth Circuit Court of Appeals ("Ninth Circuit"). On June 7, 2019, a three-judge panel from the Ninth Circuit issued an opinion that reversed the Tax Court Opinion. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit, which the Ninth Circuit subsequently denied. On February 10, 2020, Altera submitted a petition for writ of certiorari to the U.S. Supreme Court. On June 22, 2020, the U.S. Supreme Court denied Altera’s petition for writ of certiorari and will not review the Ninth Circuit’s June 7, 2019 decision that upheld the inclusion of share-based compensation in a cost sharing arrangement. Given the U.S. Supreme Court’s denial of the petition for writ of certiorari, we believe it is appropriate to record the financial statement impact of including share-based compensation in historical cost sharing payments discretely in the nine month period ending September 30, 2020 for years prior to 2020. The aggregate income tax impact related to the Altera decision is less than $1.0 million. If, at a future date, Altera secured a favorable ruling from the U.S. Supreme Court, we would re-evaluate the decision to record an income tax benefit at that time.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) of the Internal Revenue Code increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification significantly increases our allowable interest expense deduction resulting in less utilization of prior year net operating losses in that year. The change in the interest expense limitation pursuant to the CARES Act did not have an impact on the three or nine months ended September 30, 2020 as it is not expected to impact our net deferred tax liability for 2020. As a result of the CARES Act, it is anticipated that we will fully deduct interest expense incurred in 2020 and may be able to deduct previously disallowed interest expense carrying forward from 2018.

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

In December 2016, we entered into seven floating-to-fixed interest rate swap agreements to manage our risk from interest rate fluctuations associated with the floating-rate Term Loan Facility. The swap agreements became effective on February 3, 2017 with an aggregate notional amount of $1.5 billion. Two swap agreements matured in 2018, one agreement matured during the nine months ended September 30, 2019, and one agreement matured during the nine months ended September 30, 2020. The remaining three swap agreements in effect as of September 30, 2020 have an aggregate notional amount of $1.05 billion and mature over the next two years. On a quarterly basis, we net settle with the counterparty for the difference between the fixed rate specified in each swap agreement, ranging from 1.7625% to 1.9040%, and the variable rate based upon the three-month LIBOR as applied to the notional amount of the swap.

In December 2018, we entered into four additional floating-to-fixed interest rate swap agreements with an aggregate notional amount of $1.35 billion and a maturity date of November 3, 2023. These swap agreements are forward-starting, and as of September 30, 2020, two swap agreements, with an aggregate notional amount of $300 million, were effective. The remaining swap agreements become effective each year thereafter to coincide with the maturity dates of the outstanding December 2016 swap agreements. On a quarterly basis, we net settle with the counterparty for the difference between the fixed rate specified in each swap agreement, ranging from 2.7350% to 2.7490%, and the variable rate based upon the three-month LIBOR as applied to the notional amount of the swap.

As of December 31, 2019, none of our interest rate swap agreements were designated as cash flow hedges of interest rate risk for accounting purposes, therefore, all changes in the fair value of the interest rate swap agreements were recorded to "Interest expense" in the Consolidated Statements of Comprehensive Loss. On January 9, 2020, we designated certain of our swaps as cash flow hedges. On the designation date, the cash flow hedges were in a $39.9 million liability position ("off-market swap value"). The cash flow hedges were expected to be highly effective on the designation date and, on a quarterly basis, we perform retrospective and prospective assessments to determine whether the cash flow hedges continue to be highly effective, which we have deemed to be a dollar-offset ratio between 80% to 125%. As long as the cash flow hedges are highly effective, changes in fair value are recorded to "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets and reclassified to "Interest expense" in the period when the underlying transaction affects earnings. The off-market swap value will be amortized as a reduction to "Interest expense" on a straight-line basis over the remaining term of each cash flow hedge. The income tax effects of cash flow hedges are released from "Accumulated other comprehensive income (loss)" in the period when the underlying transaction affects earnings. Any stranded income tax effects are released from “Accumulated other comprehensive income (loss)” into “Benefit (provision) for income taxes” under the portfolio approach. As of September 30, 2020, all of our cash flow hedges were highly effective.

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

In March 2020, we entered into three foreign currency forward contracts to manage our exposure to movements in the British pound sterling, Euro and Mexican peso. All three contracts settled on June 30, 2020, and we made a final net payment of $1.7 million resulting from the following:

•We sold £32 million at a rate of 1.1902 British pound to U.S. dollar and received $38.1 million.
•We sold €6 million at a rate of 1.0921 Euro to U.S. dollar and received $6.6 million.
•We sold $2.1 million at a rate of 24.2040 U.S. dollar to Mexican peso and received Mex$50 million.

In June 2020, we entered into three foreign currency forward contracts to manage our exposure to movements in the British pound sterling, Euro and Mexican peso. All three contracts settled on September 30, 2020 and we made a final net payment of $1.6 million resulting from the following:

•We sold £32 million at a rate of 1.24095 British pound to U.S. dollar and received $39.7 million.
•We sold €6 million at a rate of 1.1241 Euro to U.S. dollar and received $6.7 million.
•We sold $2.2 million at a rate of 23.0330 U.S. dollar to Mexican peso and received Mex$50 million.

In September 2020, we entered into three foreign currency forward contracts to manage our exposure to movements in the British pound sterling, Euro and Mexican peso. All three contracts have a maturity date of December 31, 2020. On the maturity date, the following will occur:

•We will sell £32 million at a rate of 1.28495 British pound to U.S. dollar and receive $41.1 million.
•We will sell €6 million at a rate of 1.1684 Euro to U.S. dollar and receive $7.0 million.
•We will sell $2.2 million at a rate of 22.8340 U.S. dollar to Mexican peso and receive Mex$50 million.

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

Fair Values of Derivatives on the Consolidated Balance Sheets

The fair values of our derivatives and their location on the Consolidated Balance Sheets as of December 31, 2019 and September 30, 2020 were as follows:

		December 31, 2019		September 30, 2020
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Other current liabilities	$—	$3.5	$—	$—
Interest rate swaps	Other non-current liabilities	—	33.1	—	—
Foreign currency contracts	Other current assets	1.4	—	0.5	—
Foreign currency contracts	Other current liabilities	—	2.9	—	0.3
Total		$1.4	$39.5	$0.5	$0.3

Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current liabilities	$—	$—	$—	$21.8
Interest rate swaps	Other non-current liabilities	—	—	—	69.9
Total		$—	$—	$—	$91.7

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2019			September 30, 2020
(In millions)	Gross Amounts on Balance Sheet	Effect of Counter-Party Netting	Net Amounts	Gross Amounts on Balance Sheet	Effect of Counter-Party Netting	Net Amounts
Assets
Foreign currency contracts	$1.4	$(1.4)	$—	$0.5	$(0.5)	$—
Total	$1.4	$(1.4)	$—	$0.5	$(0.5)	$—

Liabilities
Interest rate swaps	$36.6	$—	$36.6	$91.7	$(0.2)	$91.5
Foreign currency contracts	2.9	(1.4)	1.5	0.3	(0.3)	—
Total	$39.5	$(1.4)	$38.1	$92.0	$(0.5)	$91.5

Effect of Derivatives on the Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2019 and 2020 was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2019	2020	2019	2020
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest expense	$(11.8)	$—	$(61.0)	$(3.2)
Foreign currency contracts	Other income (expense), net	3.4	(3.3)	4.3	0.3

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest expense	$—	$(4.4)	$—	$(6.1)

Interest expense was $80.9 million and $68.3 million for the three months ended September 30, 2019 and 2020, respectively, and $270.7 million and $209.2 million for the nine months ended September 30, 2019 and 2020, respectively. As of September 30, 2020, the amount of cash flow hedge losses included within "Accumulated other comprehensive income (loss)" that is expected to be reclassified as an increase to "Interest expense" over the next 12 months is approximately $19.2 million. See Note 14, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of September 30, 2020, our interest rate swap agreements with an aggregate fair value of $91.7 million were in a net liability position. However, if we were in default, our master netting arrangements with certain of our interest rate swap counterparties contain provisions which could result in net settlement of all outstanding agreements with an aggregate fair value of $91.5 million in a net liability position.

12. Divestitures

On February 1, 2017, we completed the sale of assets of our Mailgun business for total consideration of $40.2 million, which was comprised of an initial cash payment of $20.5 million, a promissory note with a fair value of $14.8 million, and an equity interest in the new entity, Mailgun Technologies, Inc. ("Mailgun Technologies") with a fair value of $4.9 million.

In March 2019, we received $18.0 million in cash from Mailgun Technologies as repayment for the promissory note balance of $15.9 million, which included accrued interest of $1.2 million. As such, we recorded a gain of $2.1 million, which is reflected within "Gain on sale" in the Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2019.

13. Acquisitions

Onica

On November 15, 2019, Rackspace Technology acquired 100% of Onica, an Amazon Web Services ("AWS") Partner Network Premier Consulting Partner and AWS Managed Service Provider providing cloud-native consulting and managed services, including strategic advisory, architecture and engineering and application development services. Total consideration to acquire Onica was $323.4 million, net of cash acquired of $7.5 million, for a net purchase price of $315.9 million. Total consideration includes the purchase price adjustment resulting from the difference between net working capital on the date of acquisition compared to the estimated net working capital used to determine the closing consideration (the "Purchase Price Adjustment").

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

The preliminary allocation of the purchase price as of the November 15, 2019 closing date (as adjusted through September 30, 2020, as described below) is as follows:

(In millions)	November 15, 2019
Onica Acquisition Consideration	$323.4
Allocated to:
Cash and cash equivalents	$7.5
Intangible assets	61.8
Liabilities assumed, net of other assets acquired	(11.0)
Net assets acquired	$58.3
Goodwill	$265.1

During the nine months ended September 30, 2020, we recorded a measurement period adjustment to the preliminary amounts recorded as of November 15, 2019. We recorded a measurement period adjustment of $0.2 million to Onica Acquisition Consideration associated with the Purchase Price Adjustment, for a total net decrease to goodwill of $0.2 million. The Purchase Price Adjustment is included in "Other investing activities" in the Consolidated Statements of Cash Flows. The adjustment to the preliminary allocation is as follows:

(In millions)	As Previously Determined	Measurement Period Adjustments	Revised
Onica Acquisition Consideration	$323.6	$(0.2)	$323.4

14. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gains (Losses) on Derivative Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2019	$2.5	$—	$2.5
Foreign currency translation adjustments, net of tax benefit of $1.0	(10.8)	—	(10.8)
Balance at September 30, 2019	$(8.3)	$—	$(8.3)

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gains (Losses) on Derivative Contracts	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$—	$—	$—
Foreign currency translation adjustments, net of tax benefit of $1.2	(8.3)	—	(8.3)
Balance at September 30, 2019	$(8.3)	$—	$(8.3)

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Losses on Derivative Contracts	Accumulated Other Comprehensive Loss
Balance at June 30, 2020	$(7.5)	$(46.2)	$(53.7)
Foreign currency translation adjustments, net of tax expense of $1.0	11.7	—	11.7
Unrealized gains on derivative contracts, net of tax expense of $0.4	—	1.3	1.3
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.2 (1)	—	3.2	3.2
Balance at September 30, 2020	$4.2	$(41.7)	$(37.5)
(1)     Includes Interest expense recognized of $5.9 million, partially offset by amortization of off-market swap value of $1.5 million for the three months ended September 30, 2020.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Losses on Derivative Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$12.0	$—	$12.0
Foreign currency translation adjustments, net of tax benefit of $0.4	(7.8)	—	(7.8)
Unrealized losses on derivative contracts, net of tax benefit of $15.9	—	(46.2)	(46.2)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.6 (1)	—	4.5	4.5
Balance at September 30, 2020	$4.2	$(41.7)	$(37.5)
(1)     Includes Interest expense recognized of $10.3 million, partially offset by amortization of off-market swap value of $4.2 million for the nine months ended September 30, 2020.

15. Related Party Transactions

In connection with the Rackspace Acquisition, we entered into a management consulting agreement with affiliates of Apollo and Searchlight Capital Partners L.P (“Searchlight”), (the “Apollo/Searchlight Management Consulting Agreement”) and a transaction fee agreement with an affiliate of Apollo (the “Transaction Fee Agreement”). In addition, on November 15, 2017, we entered into a management consulting agreement with ABRY Partners, LLC and ABRY Partners II, LLC (collectively, “ABRY”) (the “ABRY Management Consulting Agreement”). For the three and nine months ended September 30, 2019, we recorded $3.7 million and $9.6 million, respectively, and for the three and nine months ended September 30, 2020, we recorded $1.3 million and $8.4 million, respectively, of management consulting fees within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss.

On July 24, 2020, we executed termination letters with each of the parties to the Apollo/Searchlight Management Consulting Agreement, the Transaction Fee Agreement and the ABRY Management Consulting Agreement, whereby all such agreements terminated effective as of the pricing of the IPO on August 4, 2020. Therefore no management consulting or transaction fees were accrued or were payable under any of these agreements for periods subsequent to August 4, 2020.

Affiliates of ABRY are also Term Loan Facility lenders under the First Lien Credit Agreement. As of September 30, 2020, the outstanding principal amount of the Term Loan Facility was $2,802.9 million, of which $43.9 million, or 1.6%, is due to ABRY affiliates.

As part of the IPO, Apollo Global Securities, LLC, an affiliate of Apollo, received fees of $2.7 million in connection with their role as an underwriter in the IPO.

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

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of segment adjusted gross profit to total consolidated gross profit for the three and nine months ended September 30, 2019 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2020	2019	2020
Revenue by segment:
Multicloud Services	$450.2	$542.1	$1,352.6	$1,569.0
Apps & Cross Platform	81.1	83.9	238.2	245.3
OpenStack Public Cloud	70.4	55.7	220.2	176.6
Total consolidated revenue	$601.7	$681.7	$1,811.0	$1,990.9

Adjusted gross profit by segment:
Multicloud Services	$194.0	$202.5	$572.9	$600.0
Apps & Cross Platform	31.1	27.7	88.2	84.8
OpenStack Public Cloud	35.9	25.3	114.2	78.3
Less:
Share-based compensation expense	(1.8)	(4.5)	(4.1)	(8.6)
Other compensation expense (1)	(0.6)	(1.5)	(1.5)	(4.9)
Purchase accounting impact on revenue (2)	—	—	0.2	—
Purchase accounting impact on expense (2)	(2.5)	(1.2)	(7.3)	(4.7)
Restructuring and transformation expenses (3)	(2.3)	(2.5)	(5.8)	(7.9)
Total consolidated gross profit	$253.8	$245.8	$756.8	$737.0

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

On August 7, 2020, we completed our initial public offering (the “IPO”), in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share. We received proceeds of $666.6 million from sales of shares in the IPO, after deducting underwriters' discounts and commissions of $36.9 million, but before deducting offering expenses of $8.8 million.

Subsequent Events

For a description of subsequent events, see Item 1 of Part I, Financial Statements - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

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

Differentiating Our Service Offerings in a Competitive Market Environment

Our success depends to a significant extent on our ability to differentiate, expand and upgrade our service offerings in line with developing customer needs, while deepening our relationships with leading public cloud service providers and establishing new relationships, including with sales partners. We are a certified premier consulting and managed services partner to some of the largest cloud computing platforms, including AWS, Azure, Google Cloud, Oracle, Salesforce, SAP and VMWare. We believe we are unique in our ability to serve customers across major technology stacks and deployment options, all while delivering a Fanatical Experience. Annualized Recurring Revenue (“ARR”), which we believe is an important indicator of our market differentiation and future revenue opportunity from recurring customer contracts, was $2,346.2 million and $2,576.4 million for the three months ended September 30, 2019 and 2020, respectively. See “Key Operating Metrics.”

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

Shift in Capital Intensity

In recent years, the mix of our revenues has shifted from high capital intensity service offerings to low capital intensity service offerings and we expect this mix shift to continue. Historically, we primarily offered dedicated hosting and OpenStack Public Cloud services to our customers, which required us to deploy servers and equipment to ensure adequate capacity for new customers and, in certain cases, on behalf of customers at the start or during the performance of a contract, resulting in a high level of anticipatory and success-based capital expenditures. Today, the vast majority of our revenue is derived from service offerings, such as multicloud services, application services and professional services, which have significantly lower success-based capital requirements because they allow us to leverage our partners’ infrastructure or technology because we are able to use technology to make our capital expenditures more efficient. As a result, we have recently experienced and expect to continue to experience changes in our capital expenditures requirements. Our capital expenditures equaled 9% and 7% of our revenue for the three months ended September 30, 2019 and 2020, respectively, and 8% and 9% of our revenue for the nine months ended September 30, 2019 and 2020, respectively. Our capital expenditures were slightly higher in the nine months ended September 30, 2020 in part due to higher success-based spend to deploy customer environments and the refresh of certain data center equipment within our normal maintenance cycle. While there is some variability in capital expenditures from quarter to quarter due to timing of purchases, we continue to see a reduction in capital intensity over the longer term.

Key Operating Metrics

The following table and discussion present and summarize our key operating performance indicators, which management uses as measures of our current and future business and financial performance:

	Three Months Ended September 30,
(In millions, except %)	2019	2020
Bookings	$192.1	$314.6
Annualized Recurring Revenue (ARR)	$2,346.2	$2,576.4
Core Quarterly Net Revenue Retention Rate	99%	100%
Quarterly Net Revenue Retention Rate	99%	100%

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

Our Bookings increased $122.5 million to $314.6 million for the three months ended September 30, 2020 from $192.1 million for the three months ended September 30, 2019. The increase in Bookings was attributable to the execution of several initiatives focused on enhancing growth, including an investment in sales, an improvement in sales productivity, an increase in the number of enterprise customers and an increase in the number of new deals with large contract values.

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

Our ARR was $2,346.2 million and $2,576.4 million for the three months ended September 30, 2019 and 2020, respectively.

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

Our Quarterly Net Revenue Retention Rate was 99% and 100% for the three-month periods ended September 30, 2019 and 2020, respectively, despite our continued shift away from OpenStack Public Cloud to our other service offerings. Our Core Quarterly Net Revenue Retention Rate was 99% and 100% for the three-month periods ended September 30, 2019 and 2020, respectively, reflecting the stickiness of our subscription-based revenue model.

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

Selling, general and administrative expenses (SG&A)

Selling, general and administrative expenses consist primarily of personnel costs (including salaries, bonuses, commissions, benefits and share-based compensation) for our sales force, executive team and corporate administrative and support employees, including our human resources, finance, accounting and legal functions. SG&A also includes research and development costs, repair and maintenance of corporate infrastructure, facilities rent, third-party advisory fees (including audit, legal and management consulting costs), marketing and advertising costs and insurance, as well as the amortization of related intangible assets and certain depreciation of fixed assets. Research and development costs were $12 million and $8 million for the three months ended September 30, 2019 and 2020, respectively, and $44 million and $29 million for the nine months ended September 30, 2019 and 2020, respectively. Advertising costs were $10 million for the three months ended September 30, 2019 and 2020, and $30 million for the nine months ended September 30, 2019 and 2020.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2020

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended September 30,				Year-Over-Year Comparison
	2019		2020
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$601.7	100.0%	$681.7	100.0%	$80.0	13.3%
Cost of revenue	(347.9)	(57.8)%	(435.9)	(63.9)%	(88.0)	25.3%
Gross profit	253.8	42.2%	245.8	36.1%	(8.0)	(3.2)%
Selling, general and administrative expenses	(221.7)	(36.9)%	(260.5)	(38.2)%	(38.8)	17.5%
Income (loss) from operations	32.1	5.3%	(14.7)	(2.2)%	(46.8)	NM
Other income (expense):
Interest expense	(80.9)	(13.4)%	(68.3)	(10.0)%	12.6	(15.6)%
Loss on investments, net	(22.0)	(3.7)%	—	—%	22.0	(100.0)%
Loss on extinguishment of debt	—	—%	(37.0)	(5.4)%	(37.0)	100.0%
Other income, net	1.1	0.2%	0.7	0.1%	(0.4)	(36.4)%
Total other income (expense)	(101.8)	(16.9)%	(104.6)	(15.3)%	(2.8)	2.8%
Loss before income taxes	(69.7)	(11.6)%	(119.3)	(17.5)%	(49.6)	71.2%
Benefit for income taxes	9.2	1.5%	18.1	2.7%	8.9	96.7%
Net loss	$(60.5)	(10.1)%	$(101.2)	(14.8)%	$(40.7)	67.3%
NM = not meaningful.

Revenue

Revenue increased $80 million, or 13.3%, to $682 million in the three months ended September 30, 2020 from $602 million in the three months ended September 30, 2019. Revenue was positively impacted by the acquisition of Onica in November 2019 as well as new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below. Our Quarterly Net Revenue Retention Rate was 100% in the three months ended September 30, 2020.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue increased 12.6% period-on-period. On a constant currency basis, assuming the Onica acquisition was consummated on January 1, 2019, we estimate that our constant currency revenue would have increased by 6.6% period-on-period. Although such estimate of constant currency revenue is based on assumptions that management believes are reasonable, it is not necessarily indicative of the constant currency revenue that would have been achieved had such acquisition occurred on January 1, 2019. The following table presents revenue growth by segment:

	Three Months Ended September 30,		% Change
(In millions, except %)	2019	2020	Actual	Constant Currency (1)
Multicloud Services	$450.2	$542.1	20.4%	19.6%
Apps & Cross Platform	81.1	83.9	3.4%	3.2%
Core Revenue	531.3	626.0	17.8%	17.1%
OpenStack Public Cloud	70.4	55.7	(20.8)%	(21.4)%
Total	$601.7	$681.7	13.3%	12.6%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in the three months ended September 30, 2020 increased 20%, on an actual and constant currency basis, from the three months ended September 30, 2019, reflecting the positive impact of the November 2019 acquisition of Onica. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. The Quarterly Net Revenue Retention Rate for our Multicloud Services segment was 100% in the three months ended September 30, 2020.

Apps & Cross Platform revenue in the three months ended September 30, 2020 increased 3%, on an actual and constant currency basis, from the three months ended September 30, 2019, due to growth in our offerings for managed security and management of productivity and collaboration applications, partially offset by a decrease in professional services revenue. The Quarterly Net Revenue Retention Rate for our Apps & Cross Platform segment was 101% in the three months ended September 30, 2020.

OpenStack Public Cloud revenue in the three months ended September 30, 2020 decreased 21%, on an actual and constant currency basis, from the three months ended September 30, 2019 due to customer churn.

Cost of Revenue

Cost of revenue increased $88 million, or 25%, to $436 million in the three months ended September 30, 2020 from $348 million in the three months ended September 30, 2019, primarily due to an $81 million increase in usage charges for third-party infrastructure associated with growth in these offerings and the impact of an increased volume of larger, multi-year customer contracts which typically have a larger infrastructure component and lower margins. Personnel costs increased $14 million, primarily due to the addition of former Onica employees. These increases were partially offset by an $8 million reduction in data center costs as a result of initiatives to lower our cost structure, which included the consolidation of data center facilities, as well as the modification of certain leases in June 2020 which resulted in a change of classification from operating leases to finance leases. Additionally, there was a $2 million decrease in depreciation expense primarily related to certain property, equipment and software reaching the end of its useful life for depreciation purposes as we shift towards faster-growing, value-added service offerings which have significantly lower capital requirements than our legacy capital-intensive revenue streams, partially offset by an increase in depreciation expense related to the lease modifications discussed above.

As a percentage of revenue, cost of revenue increased 610 basis points in the three months ended September 30, 2020 to 63.9% from 57.8% in the three months ended September 30, 2019, driven by a 1,050 basis point increase in usage charges for third-party infrastructure, partially offset by a 230 basis point decrease related to data center expense and a 160 basis point reduction in depreciation expense.

Gross Profit and Adjusted Consolidated and Segment Adjusted Gross Profit

Our consolidated gross profit was $246 million in the three months ended September 30, 2020, a decrease of $8 million from $254 million in the three months ended September 30, 2019. Our Adjusted Consolidated Gross Profit was $256 million in the three months ended September 30, 2020, a decrease of $6 million from $261 million in the three months ended September 30, 2019. Adjusted Consolidated Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 36.1% in the three months ended September 30, 2020, a decrease of 610 basis points from 42.2% in the three months ended September 30, 2019.

The table below presents our segment adjusted gross profit and gross margin for the periods indicated, and the change in gross profit between periods:

	Three Months Ended September 30,				Year-Over-Year Comparison
(In millions, except %)	2019		2020
Adjusted gross profit by segment:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$194.0	43.1%	$202.5	37.4%	$8.5	4.4%
Apps & Cross Platform	31.1	38.3%	27.7	33.0%	(3.4)	(10.9)%
OpenStack Public Cloud	35.9	51.0%	25.3	45.4%	(10.6)	(29.5)%
Adjusted Consolidated Gross Profit	261.0		255.5		(5.5)	(2.1)%
Less:
Share-based compensation expense	(1.8)		(4.5)
Other compensation expense (1)	(0.6)		(1.5)
Purchase accounting impact on expense (2)	(2.5)		(1.2)
Restructuring and transformation expenses (3)	(2.3)		(2.5)
Total consolidated gross profit	$253.8		$245.8

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(3)	Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses.

Multicloud Services adjusted gross profit increased by 4% in the three months ended September 30, 2020 from the three months ended September 30, 2019. Segment adjusted gross profit as a percentage of segment revenue decreased by 570 basis points, reflecting a 33% increase in segment cost of revenue and a 20% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs associated with segment growth and the addition of former Onica employees’ personnel costs. Partially offsetting the increase was lower depreciation and data center costs.

Apps & Cross Platform adjusted gross profit decreased 11% in the three months ended September 30, 2020 from the three months ended September 30, 2019. Segment adjusted gross profit as a percentage of segment revenue decreased by 530 basis points, reflecting a 12% increase in segment cost of revenue and a 3% increase in segment revenue. The increase in cost of revenue was driven by the segment’s higher business volume as well as investments to support more service-oriented offerings and higher third-party infrastructure costs.

OpenStack Public Cloud adjusted gross profit decreased 30% in the three months ended September 30, 2020 from the three months ended September 30, 2019 due to customer churn. Segment adjusted gross profit as a percentage of segment revenue decreased by 560 basis points, reflecting a 21% decrease in segment revenue, partially offset by a 12% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from segment adjusted gross profit was $9.7 million in the three months ended September 30, 2020, an increase of $2.5 million from $7.2 million in the three months ended September 30, 2019, reflecting higher share-based compensation and other compensation expense, partially offset by lower purchase accounting adjustments. For more information about our segment adjusted gross profit, see Item 1 of Part I, Financial Statements - Note 16, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $39 million, or 18%, to $261 million in the three months ended September 30, 2020 from $222 million in the three months ended September 30, 2019, primarily due to a $22 million increase in personnel costs. The fluctuation in personnel costs was driven by a $27 million increase in share-based compensation expense primarily related to the recognition of expense for certain awards that became probable of vesting during the current quarter, as further discussed in Item 1 of Part I, Financial Statements - Note 9, "Share-Based Compensation and Settlement of Share-Based Awards." Personnel costs also increased due to the impact of the Onica acquisition and an increase in commissions expense, partially offset by higher severance expense during the prior year period related to business optimization initiatives. The remaining increase in selling, general and administrative expenses is related to business transformation initiatives, integrating Onica, and costs incurred related to the IPO, including incremental costs to operate as a public company, partially offset by a reduction in management consulting fees as the agreements were terminated in connection with the IPO.

As a percentage of revenue, selling, general and administrative expenses increased 130 basis points, to 38.2% in the three months ended September 30, 2020 from 36.9% in the three months ended September 30, 2019, for the reasons discussed above, partially offset by our revenue growth compared to aggregate decreases in other SG&A expenses.

Interest Expense

Interest expense decreased $13 million to $68 million in the three months ended September 30, 2020 from $81 million in the three months ended September 30, 2019, primarily due to the January 2020 designation of certain of our interest rate swap agreements as cash flow hedges, as further discussed in Item 1 of Part I, Financial Statements - Note 11, "Derivatives." In the three months ended September 30, 2019, we recorded $12 million of interest expense related to the change in the fair value of interest rate swaps compared to $4 million recorded to interest expense in the three months ended September 30, 2020. The extinguishment of $515 million principal amount of our 8.625% Senior Notes through a tender offer in the three months ended September 30, 2020 also contributed to the decrease in interest expense.

Loss on Investments, Net

Loss on investments was $22 million in the three months ended September 30, 2019, driven by the unrealized loss on our CrowdStrike investment, as further discussed in Item 1 of Part I, Financial Statements - Note 6, "Investments."

Loss on Extinguishment of Debt

We recorded a $37 million loss on debt extinguishment in the three months ended September 30, 2020 related to the repurchase of $515 million principal amount of our 8.625% Senior Notes through a tender offer, as further discussed in Item 1 of Part I, Financial Statements - Note 7, "Debt."

Other Income, Net

Other income decreased due to changes in the fair value of foreign currency derivatives, as further discussed in Item 1 of Part I, Financial Statements - Note 11, "Derivatives," partially offset by foreign currency transaction gains.

Benefit for Income Taxes

Our income tax benefit increased by $9 million to $18 million in the three months ended September 30, 2020 from $9 million in the three months ended September 30, 2019. Our effective tax rate increased from 13.2% in the three months ended September 30, 2019 to 15.1% in the three months ended September 30, 2020. The increase in the effective tax rate year-over-year and the difference between the effective tax rate for the three months ended September 30, 2020 and the statutory rate are primarily due to the geographic distribution of profits, as well as executive compensation that is nondeductible under Internal Revenue Code ("IRC") Section 162(m) as a result of the IPO.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2020

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Nine Months Ended September 30,				Year-Over-Year Comparison
	2019		2020
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$1,811.0	100.0%	$1,990.9	100.0%	$179.9	9.9%
Cost of revenue	(1,054.2)	(58.2)%	(1,253.9)	(63.0)%	(199.7)	18.9%
Gross profit	756.8	41.8%	737.0	37.0%	(19.8)	(2.6)%
Selling, general and administrative expenses	(679.9)	(37.5)%	(707.5)	(35.5)%	(27.6)	4.1%
Gain on sale	2.1	0.1%	—	—%	(2.1)	(100.0)%
Income from operations	79.0	4.4%	29.5	1.5%	(49.5)	(62.7)%
Other income (expense):
Interest expense	(270.7)	(14.9)%	(209.2)	(10.5)%	61.5	(22.7)%
Gain on investments, net	121.4	6.7%	0.9	0.0%	(120.5)	(99.3)%
Gain (loss) on extinguishment of debt	9.5	0.5%	(37.0)	(1.9)%	(46.5)	NM
Other income (expense), net	(1.2)	(0.1)%	0.4	0.0%	1.6	NM
Total other income (expense)	(141.0)	(7.8)%	(244.9)	(12.3)%	(103.9)	73.7%
Loss before income taxes	(62.0)	(3.4)%	(215.4)	(10.8)%	(153.4)	NM
Benefit for income taxes	6.5	0.4%	33.4	1.7%	26.9	NM
Net loss	$(55.5)	(3.1)%	$(182.0)	(9.1)%	$(126.5)	NM
NM = not meaningful.

Revenue

Revenue increased $180 million, or 9.9%, to $1,991 million in the nine months ended September 30, 2020 from $1,811 million in the nine months ended September 30, 2019. Revenue was positively impacted by the acquisition of Onica in November 2019 as well as new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue increased 10.0% period-on-period. On a constant currency basis, assuming the Onica acquisition was consummated on January 1, 2019, we estimate that our constant currency revenue would have increased by 4.5% period-on-period. Although such estimate of constant currency revenue is based on assumptions that management believes are reasonable, it is not necessarily indicative of the constant currency revenue that would have been achieved had such acquisition occurred on January 1, 2019. The following table presents revenue growth by segment:

	Nine Months Ended September 30,		% Change
(In millions, except %)	2019	2020	Actual	Constant Currency (1)
Multicloud Services	$1,352.6	$1,569.0	16.0%	16.1%
Apps & Cross Platform	238.2	245.3	3.0%	3.0%
Core Revenue	1,590.8	1,814.3	14.1%	14.1%
OpenStack Public Cloud	220.2	176.6	(19.8)%	(19.7)%
Total	$1,811.0	$1,990.9	9.9%	10.0%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in the nine months ended September 30, 2020 increased 16%, on an actual and constant currency basis, from the nine months ended September 30, 2019, reflecting the positive impact of the November 2019 acquisition of Onica. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers.

Apps & Cross Platform revenue in the nine months ended September 30, 2020 increased 3%, on an actual and constant currency basis, from the nine months ended September 30, 2019, due to growth in our offerings for managed security and management of productivity and collaboration applications, partially offset by a decrease in professional services revenue.

OpenStack Public Cloud revenue in the nine months ended September 30, 2020 decreased 20%, on an actual and constant currency basis, from the nine months ended September 30, 2019 due to customer churn.

Cost of Revenue

Cost of revenue increased $200 million, or 19%, to $1,254 million in the nine months ended September 30, 2020 from $1,054 million in the nine months ended September 30, 2019, primarily due to a $203 million increase in usage charges for third-party infrastructure associated with growth in these offerings and the impact of an increased volume of larger, multi-year customer contracts which typically have a larger infrastructure component and lower margins. Personnel costs increased $37 million, primarily due to the addition of former Onica employees. These increases were partially offset by a $23 million decrease in depreciation expense primarily related to certain property, equipment and software reaching the end of its useful life for depreciation purposes as we shift towards faster-growing, value-added service offerings which have significantly lower capital requirements than our legacy capital-intensive revenue streams. Depreciation expense was also impacted by the modification of certain leases in June 2020 which resulted in a change of classification from operating leases to finance leases and an increase in deprecation expense. We also had year-over-year expense reductions of $16 million in data center and license expenses as a result of initiatives to lower our cost structure, which included the consolidation of data center facilities and reviewing and optimizing our vendor license spending, as well as a decrease in data center costs related to the lease modifications discussed above.

As a percentage of revenue, cost of revenue increased 480 basis points in the nine months ended September 30, 2020 to 63.0% from 58.2% in the nine months ended September 30, 2019, driven by a 930 basis point increase in usage charges for third-party infrastructure and a 40 basis point increase in personnel costs, partially offset by a 250 basis point decrease related to data center and license expenses and a 220 basis point reduction in depreciation expense.

Gross Profit and Adjusted Consolidated and Segment Adjusted Gross Profit

Our consolidated gross profit was $737 million in the nine months ended September 30, 2020, a decrease of $20 million from $757 million in the nine months ended September 30, 2019. Our Adjusted Consolidated Gross Profit was $763 million in the nine months ended September 30, 2020, a decrease of $12 million from $775 million in the nine months ended September 30, 2019. Adjusted Consolidated Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 37.0% in the nine months ended September 30, 2020, a decrease of 480 basis points from 41.8% in the nine months ended September 30, 2019.

The table below presents our segment adjusted gross profit and gross margin for the periods indicated, and the change in gross profit between periods:

	Nine Months Ended September 30,				Year-Over-Year Comparison
(In millions, except %)	2019		2020
Adjusted gross profit by segment:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$572.9	42.4%	$600.0	38.2%	$27.1	4.7%
Apps & Cross Platform	88.2	37.0%	84.8	34.6%	(3.4)	(3.9)%
OpenStack Public Cloud	114.2	51.9%	78.3	44.3%	(35.9)	(31.4)%
Adjusted Consolidated Gross Profit	775.3		763.1		(12.2)	(1.6)%
Less:
Share-based compensation expense	(4.1)		(8.6)
Other compensation expense (1)	(1.5)		(4.9)
Purchase accounting impact on revenue (2)	0.2		—
Purchase accounting impact on expense (2)	(7.3)		(4.7)
Restructuring and transformation expenses (3)	(5.8)		(7.9)
Total consolidated gross profit	$756.8		$737.0

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on revenue and expenses.
(3)	Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses.

Multicloud Services adjusted gross profit increased by 5% in the nine months ended September 30, 2020 from the nine months ended September 30, 2019. Segment adjusted gross profit as a percentage of segment revenue decreased by 420 basis points, reflecting a 24% increase in segment cost of revenue and a 16% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs and the addition of former Onica employees’ personnel costs. Partially offsetting the increase was lower depreciation and data center costs.

Apps & Cross Platform adjusted gross profit decreased by 4% in the nine months ended September 30, 2020 from the nine months ended September 30, 2019. Segment adjusted gross profit as a percentage of segment revenue decreased by 240 basis points, reflecting a 7% increase in segment cost of revenue and a 3% increase in segment revenue. The increase in cost of revenue was driven by the segment’s higher business volume as well as investments to support more service-oriented offerings and higher third-party infrastructure costs.

OpenStack Public Cloud adjusted gross profit decreased 31% in the nine months ended September 30, 2020 from the nine months ended September 30, 2019 due to customer churn. Segment adjusted gross profit as a percentage of segment revenue decreased by 760 basis points, reflecting a 20% decrease in segment revenue, partially offset by a 7% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from segment adjusted gross profit was $26.1 million in the nine months ended September 30, 2020, an increase of $7.6 million from $18.5 million in the nine months ended September 30, 2019, reflecting higher restructuring and transformation expenses, share-based compensation and other compensation expense, partially offset by lower purchase accounting adjustments. For more information about our segment adjusted gross profit, see Item 1 of Part I, Financial Statements - Note 16, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $28 million, or 4%, to $708 million in the nine months ended September 30, 2020 from $680 million in the nine months ended September 30, 2019, due to costs related to business transformation initiatives, integrating Onica, and costs incurred related to the IPO, including incremental costs to operate as a public company, partially offset by a reduction in management consulting fees as the agreements were terminated in connection with the IPO. Personnel costs increased $7 million due to an increase in share-based compensation expense and commissions expense, driven by bookings growth, including the impact of the Onica acquisition, partially offset by higher severance expense during the prior year period related to business optimization initiatives and lower expense in the current year period related to our obligations to settle share-based awards in connection with the Rackspace Acquisition. Share-based compensation expense increased $30 million primarily related to the recognition of expense for certain awards that became probable of vesting during the third quarter of 2020, as further discussed in Item 1 of Part I, Financial Statements - Note 9, "Share-Based Compensation and Settlement of Share-Based Awards. Additionally, travel costs declined $7 million resulting from COVID-19 travel restrictions.

As a percentage of revenue, selling, general and administrative expenses decreased 200 basis points, to 35.5% in the nine months ended September 30, 2020 from 37.5% in the nine months ended September 30, 2019, for the reasons discussed above, including a 130 bps reduction in personnel costs, and further impacted by our revenue growth while other SG&A expenses decreased.

Gain on Sale

In March 2019, we recorded a $2 million gain related to the payment of a promissory note receivable that was issued in conjunction with the sale of our Mailgun business in February 2017.

Interest Expense

Interest expense decreased $62 million to $209 million in the nine months ended September 30, 2020 from $271 million in the nine months ended September 30, 2019, primarily due to the January 2020 designation of certain of our interest rate swap agreements as cash flow hedges, as further discussed in Item 1 of Part I, Financial Statements - Note 11, "Derivatives." In the nine months ended September 30, 2019, we recorded $61 million of interest expense related to the change in the fair value of interest rate swaps compared to $9 million recorded to interest expense in the nine months ended September 30, 2020.

Gain on Investments, Net

Gain on investments was $1 million in the nine months ended September 30, 2020 compared to $121 million in the nine months ended September 30, 2019, driven by the unrealized gain on our CrowdStrike investment of $119 million, as further discussed in Item 1 of Part I, Financial Statements - Note 6, "Investments."

Gain (Loss) on Extinguishment of Debt

In the nine months ended September 30, 2020 we recorded a $37 million loss on debt extinguishment related to the repurchase of $515 million principal amount of our 8.625% Senior Notes through a tender offer. We recorded a $10 million gain on debt extinguishment in the nine months ended September 30, 2019 related to repurchases of $74 million principal amount of 8.625% Senior Notes. See Item 1 of Part I, Financial Statements - Note 7, "Debt" for further discussion.

Other Income (Expense), Net

The $2 million change in other income (expense), net is primarily related to foreign currency transaction gains, partially offset by changes in the fair value of foreign currency derivatives, as further discussed in Item 1 of Part I, Financial Statements - Note 11, "Derivatives."

Benefit for Income Taxes

Our income tax benefit increased by $27 million to $33 million in the nine months ended September 30, 2020 from $7 million in the nine months ended September 30, 2019. Our effective tax rate increased from 10.5% in the nine months ended September 30, 2019 to 15.5% in the nine months ended September 30, 2020. The increase in the effective tax rate year-over-year and the difference between the effective tax rate for the nine months ended September 30, 2020 and the statutory rate are primarily due to the geographic distribution of profits, as well as executive compensation that is nondeductible under IRC Section 162(m) as a result of the IPO.

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

The following tables present, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2020			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$450.2	$542.1	$(3.6)	$538.5	20.4%	19.6%
Apps & Cross Platform	81.1	83.9	(0.2)	83.7	3.4%	3.2%
OpenStack Public Cloud	70.4	55.7	(0.3)	55.4	(20.8)%	(21.4)%
Total	$601.7	$681.7	$(4.1)	$677.6	13.3%	12.6%

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$1,352.6	$1,569.0	$1.3	$1,570.3	16.0%	16.1%
Apps & Cross Platform	238.2	245.3	0.1	245.4	3.0%	3.0%
OpenStack Public Cloud	220.2	176.6	0.2	176.8	(19.8)%	(19.7)%
Total	$1,811.0	$1,990.9	$1.6	$1,992.5	9.9%	10.0%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

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

The following table presents a reconciliation of Adjusted Net Income (Loss), Adjusted EBIT and Adjusted EBITDA to our net loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2020	2019	2020
Net loss	$(60.5)	$(101.2)	$(55.5)	$(182.0)
Share-based compensation expense	10.5	40.2	22.8	56.8
Cash settled equity and special bonuses (a)	5.9	5.0	17.6	19.1
Transaction-related adjustments, net (b)	4.3	18.9	13.7	35.4
Restructuring and transformation expenses (c)	16.1	22.6	42.4	59.7
Management fees (d)	3.7	1.3	9.6	8.4
Net (gain) loss on divestiture and investments (e)	22.1	—	(123.4)	(0.9)
Net (gain) loss on extinguishment of debt (f)	—	37.0	(9.5)	37.0
Other (income) expense (g)	(1.3)	(0.7)	1.0	(0.4)
Amortization of intangible assets (h)	40.6	44.1	124.5	132.3
Tax effect of non-GAAP adjustments (i)	(17.6)	(30.8)	(16.1)	(67.7)
Adjusted Net Income	23.8	36.4	27.1	97.7
Interest expense	80.9	68.3	270.7	209.2
Benefit for income taxes	(9.2)	(18.1)	(6.5)	(33.4)
Tax effect of non-GAAP adjustments (i)	17.6	30.8	16.1	67.7
Adjusted EBIT	113.1	117.4	307.4	341.2
Depreciation and amortization	114.4	117.5	372.3	355.1
Amortization of intangible assets (h)	(40.6)	(44.1)	(124.5)	(132.3)
Adjusted EBITDA	$186.9	$190.8	$555.2	$564.0

(a)
Includes expense related to the cash settlement of unvested equity awards that were outstanding at the consummation of the Rackspace Acquisition (amounting to $3 million for the nine months ended September 30, 2019 and zero for all other periods presented), retention bonuses, mainly relating to restructuring and integration projects, and, beginning in the second quarter of 2019, senior executive signing bonuses and relocation costs.

(b)
Includes legal, professional, accounting and other advisory fees related to the acquisition of Onica in the fourth quarter of 2019 and the IPO in the third quarter of 2020, integration costs of acquired businesses, purchase accounting adjustments (including deferred revenue fair value discount), payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.

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

(e)	Includes gains and losses on investment and from dispositions, including our investment in CrowdStrike.
(f)	Includes gains and losses on our repurchases of 8.625% Senior Notes.
(g)	Reflects mainly changes in the fair value of foreign currency derivatives.
(h)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
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

Adjusted Earnings Per Share (EPS)

We define Adjusted EPS as Adjusted Net Income divided by our GAAP average number of shares outstanding for the period on a diluted basis, after giving effect to the twelve-for-one stock split that was approved and effected on July 20, 2020 (the "Stock Split"), and further adjusted for the average number of shares associated with securities which are anti-dilutive to GAAP earnings per share but dilutive to Adjusted EPS. Management uses Adjusted EPS to evaluate the performance of our business on a comparable basis from period to period, including by adjusting for the impact of the issuance of shares that would be dilutive to Adjusted EPS. The following table reconciles Adjusted EPS to our GAAP net loss per share on a diluted basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2019	2020	2019	2020
Net loss attributable to common stockholders	$(60.5)	$(101.2)	$(55.5)	$(182.0)
Adjusted Net Income	$23.8	$36.4	$27.1	$97.7

Weighted average number of shares - Diluted	165.2	186.7	165.2	172.6
Effect of dilutive securities (a)	0.9	5.9	0.8	2.8
Non-GAAP weighted average number of shares - Diluted	166.1	192.6	166.0	175.4

Net loss per share - Diluted	$(0.37)	$(0.54)	$(0.34)	$(1.05)
Adjusted EPS	$0.14	$0.19	$0.16	$0.56

(a)
Reflects impact of awards that would have been anti-dilutive to Net loss per share, and therefore not included in the calculation, but would be dilutive to Adjusted EPS and are therefore included in the share count for purposes of this non-GAAP measure. Potential common share equivalents consist of shares issuable upon the exercise of stock options or vesting of restricted stock, as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Certain of our potential common share equivalents are contingent on Apollo achieving pre-established performance targets based on a multiple of their invested capital ("MOIC"), which are included in the denominator for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and, if necessary, borrowings under the Revolving Credit Facility, borrowings under our Receivables Financing Facility, and other sources of financing as described below. As of September 30, 2020, the Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn as of September 30, 2020. As of September 30, 2020, the Receivables Financing Facility had a total borrowing capacity of $68 million, and $65 million was borrowed and outstanding. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility, the Receivables Financing Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Facilities and 8.625% Senior Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

From time to time, depending upon market and other conditions, as well as upon our cash balances and liquidity, we, our subsidiaries or our affiliates may acquire (and have acquired) our outstanding debt securities or our other indebtedness through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we, our subsidiaries or our affiliates may determine (or as may be provided for in the Indenture, if applicable), for cash or other consideration. In connection with our completed IPO on August 7, 2020, further discussed below, we used a portion of the net proceeds from the offering to repurchase an aggregate $515 million of the principal amount of our outstanding 8.625% Senior Notes and paid related premiums, fees and expenses. See “8.625% Senior Notes” below for more information on repurchases of debt completed during the nine months ended September 30, 2019 and September 30, 2020.

At September 30, 2020, we held $253 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $84 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $126 million outstanding with respect to these arrangements as of September 30, 2020. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. In June 2020, we entered into lease amendments for two of our data centers to, among other items, extend the lease term. Both lease amendments were deemed a lease modification, which resulted in a change of classification from operating leases to finance leases of $220 million. We had $555 million outstanding with respect to operating and finance lease agreements as of September 30, 2020. We may choose to utilize such leasing arrangements in future periods.

As of September 30, 2020, we had $3,408 million aggregate principal amount outstanding under our Term Loan Facility and 8.625% Senior Notes, with $375 million of borrowing capacity available under the Revolving Credit Facility. Additionally, at September 30, 2020, we had $65 million principal outstanding with $3 million in incremental borrowing capacity under the Receivables Financing Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

On August 7, 2020, we completed the IPO, in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share. We received net proceeds of $667 million from sales of shares in the IPO, after deducting underwriters' discounts and commissions of $37 million, but before deducting offering expenses of $9 million. As noted above, we used a portion of the net proceeds from the IPO to repurchase $515 million aggregate principal amount of our outstanding 8.625% Senior Notes for aggregate cash of $557 million. Substantially all of the remaining net proceeds will be used to redeem $86 million of the outstanding principal balance of the 8.625% Senior Notes on November 16, 2020 at a price of 104.313%, plus accrued and unpaid interest, if any. The remaining amount of net proceeds following the completion of this redemption, if any, will be used for general corporate purposes.

Debt

Senior Facilities

Our First Lien Credit Agreement governs the Term Loan Facility and the Revolving Credit Facility (together, the "Senior Facilities"). The Term Loan Facility matures on November 3, 2023 and the Revolving Credit Facility was originally set to mature on November 3, 2021. On August 7, 2020, we increased the size of the Revolving Credit Facility to $375 million from $225 million and extended the maturity date to August 7, 2025.

As of September 30, 2020, the interest rate on the Term Loan Facility was 4.00%, and the outstanding principal balance was $2,803 million. We are required to make quarterly amortization payments of $7 million per quarter, with the balance due at maturity. We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the Term Loan Facility that result from fluctuations in the LIBOR rate. See Item 1 of Part I, Financial Statements - Note 11, "Derivatives" for more information on the interest rate swap agreements.

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

Over the course of the nine months ended September 30, 2020, we borrowed and repaid an aggregate $245 million under the Revolving Credit Facility. As of September 30, 2020, we had no outstanding borrowings under the Revolving Credit Facility.

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

During the nine months ended September 30, 2019, we repurchased and surrendered for cancellation $74 million aggregate principal amount of 8.625% Senior Notes for $64 million, including accrued interest of $1 million and excluding related fees and expenses.

On August 12, 2020, Rackspace Technology Global commenced a tender offer to purchase for cash up to $600 million aggregate principal amount of the 8.625% Senior Notes. Prior to the expiration of the tender offer, holders of the 8.625% Senior Notes had validly tendered $515 million aggregate principal amount of the 8.625% Senior Notes. Rackspace Technology Global repurchased the tendered 8.625% Senior Notes for aggregate cash of $557 million, which reflected a price of 105.75% of the principal amount thereof, plus accrued and unpaid interest. Following the repurchases, Rackspace Technology Global canceled $515 million of the 8.625% Senior Notes.

The outstanding principal balance of the 8.625% Senior Notes was $605 million as of September 30, 2020.

Debt covenants

Our Term Loan Facility is not subject to a financial maintenance covenant. As of September 30, 2020, our Revolving Credit Facility included a financial maintenance covenant that limits the borrower's net first lien leverage ratio to a maximum of 5.00 to 1.00. This ratio was modified from the historical 3.50 to 1.00 ratio on August 7, 2020 in the amendment of the First Lien Credit Agreement. The net first lien leverage ratio is calculated as the ratio of (x) the total amount of the borrower’s first lien debt for borrowed money (which is currently identical to the total amount outstanding under the Senior Facilities), less the borrower’s unrestricted cash and cash equivalents, to (y) consolidated EBITDA (as defined under the First Lien Credit Agreement governing the Senior Facilities). However, this financial maintenance covenant will only be applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is equal to or greater than 35% of the Revolving Credit Facility commitments as of the last day of such fiscal quarter. Additional covenants in the Senior Facilities limit our subsidiaries' ability to, among other things, incur certain additional debt and liens, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates.

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

As of September 30, 2020, we were in compliance with all covenants under the Senior Facilities and the Indenture.

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

Advances bear interest based on an index rate plus a margin. As of September 30, 2020, the interest rate on borrowings under the Receivables Financing Facility was 2.50%. The SPV is also required to pay a monthly commitment fee to each lender based on the amount of such lender’s outstanding commitment. The Receivables Financing Facility contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type.

As of September 30, 2020, our total borrowing capacity under the Receivables Financing Facility was $68 million and $65 million was borrowed and outstanding. The Receivables Financing Facility requires us to comply with a leverage ratio and an interest coverage ratio. We were in compliance with all applicable covenants under the Receivables Financing Facility as of September 30, 2020.

Capital Expenditures

The following table sets forth a summary of our capital expenditures for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2019	2020
Customer gear	$94.8	$105.0
Data center build outs	4.8	13.2
Office build outs	4.1	2.5
Capitalized software and other projects	48.3	53.4
Total capital expenditures	$152.0	$174.1

Capital expenditures were $174 million in the nine months ended September 30, 2020, compared to $152 million in the nine months ended September 30, 2019, an increase of $22 million. The majority of the increase is due to higher success-based spend to deploy customer environments and the refresh of certain data center equipment within our normal maintenance cycle.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2019	2020
Cash provided by operating activities	$191.7	$132.7
Cash used in investing activities	$(132.3)	$(92.2)
Cash provided by (used in) financing activities	$(123.6)	$128.5

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

Net cash provided by operating activities decreased $59 million, or 31%, from the first nine months of 2019 compared to the first nine months of 2020. This decrease was due to a $242 million increase in operating expense payments, largely for third-party infrastructure costs, and a $36 million increase in employee-related payments, both mainly reflecting the impact of the Onica acquisition. These variances were partially offset by a $213 million increase in cash collections, primarily reflecting higher revenue levels resulting from the acquisition of Onica, and a $19 million decrease in obligations to settle share-based awards in connection with the Rackspace Acquisition, as the final payment was made during the three months ended March 31, 2019.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build-outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities decreased $40 million, or 30%, from the first nine months of 2019 compared to the first nine months of 2020. This change was mainly due to a $56 million decrease in cash purchases of property, equipment and software, as we increased our usage of financing arrangements in place of upfront cash payments to procure capital assets. The impact of this decrease was partially offset by the receipt of $17 million in proceeds during the first nine months of 2019 related to the repayment of a promissory note receivable in conjunction with the 2017 sale of our Mailgun business.

Cash Provided by or Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities was $124 million for the first nine months of 2019 and net cash provided by financing activities was $129 million for first nine months of 2020. The change was primarily driven by proceeds of $667 million from the issuance of common stock in the IPO, not including $8 million in fees paid, and borrowings of $65 million under the Receivables Financing Facility, which remained outstanding at September 30, 2020. These cash inflows were partially offset by an increase in 8.625% Senior Notes repurchases of $482 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Contractual Obligations

During the nine months ended September 30, 2020, we entered into contractual obligations of $196 million related to operating and finance lease arrangements and $65 million for borrowings under our Receivables Financing Facility.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Power Prices

We are a large consumer of power. In the nine months ended September 30, 2020, we expensed approximately $31 million that was paid to utility companies to power our data centers, representing approximately 2% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have fixed price power contracts for data centers in the Dallas-Fort Worth, San Jose and London areas that allow us to procure power either on a fixed price or on a variable price basis.

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities, which includes our $375 million Revolving Credit Facility and $2,803 million outstanding under the Term Loan Facility, and under our $68 million Receivables Financing Facility. As of September 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $2,803 million outstanding under the Term Loan Facility and $65 million outstanding under the Receivables Financing Facility. As of September 30, 2020, assuming the Revolving Credit Facility and Receivables Financing Facility were fully drawn, each 0.125% change in assumed blended interest rates would result in a $4 million change in annual interest expense on indebtedness under the Senior Facilities and the Receivables Financing Facility.

In December 2016, we entered into seven floating-to-fixed interest rate swap agreements to manage our risk from interest rate fluctuations associated with our floating-rate Term Loan Facility. The remaining three swap agreements in effect as of September 30, 2020 have an aggregate notional amount of $1.05 billion and mature over the next two years. On a quarterly basis, we net settle with the counterparty for the difference between the fixed rate specified in each swap agreement, ranging from 1.7625% to 1.9040%, and the variable rate based upon the three-month LIBOR as applied to the notional amount of the swap.

In December 2018, we entered into four additional floating-to-fixed interest rate swap agreements with an aggregate notional amount of $1.35 billion and a maturity date of November 3, 2023. These swap agreements are forward-starting, and as of September 30, 2020, two swaps agreements, with an aggregate notional amount of $300 million, were effective. The remaining swap agreements become effective each year thereafter to coincide with the maturity dates of the outstanding December 2016 swap agreements. On a quarterly basis, we net settle with the counterparty for the difference between the fixed rate specified in each swap agreement, ranging from 2.7350% to 2.7490%, and the variable rate based upon the three-month LIBOR as applied to the notional amount of the swap.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See “Constant Currency Revenue.” While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the nine months ended September 30, 2020, we recognized foreign currency transaction losses of $0.4 million within “Other income (expense), net” in our Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

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

In March 2020, we entered into three foreign currency forward contracts to manage our exposure to movements in the British pound sterling, Euro and Mexican peso. All three contracts settled on June 30, 2020, and we made a final net payment of $1.7 million resulting from the following:

•We sold £32 million at a rate of 1.1902 British pound to U.S. dollar and received $38.1 million.
•We sold €6 million at a rate of 1.0921 Euro to U.S. dollar and received $6.6 million.
•We sold $2.1 million at a rate of 24.2040 U.S. dollar to Mexican peso and received Mex$50 million.

In June 2020, we entered into three foreign currency forward contracts to manage our exposure to movements in the British pound sterling, Euro and Mexican peso. All three contracts settled on September 30, 2020 and we made a final net payment of $1.6 million resulting from the following:

•We sold £32 million at a rate of 1.24095 British pound to U.S. dollar and received $39.7 million.
•We sold €6 million at a rate of 1.1241 Euro to U.S. dollar and received $6.7 million.
•We sold $2.2 million at a rate of 23.0330 U.S. dollar to Mexican peso and received Mex$50 million.

In September 2020, we entered into three foreign currency forward contracts to manage our exposure to movements in the British pound sterling, Euro and Mexican peso. All three contracts have a maturity date of December 31, 2020. On the maturity date, the following will occur:

•We will sell £32 million at a rate of 1.28495 British pound to U.S. dollar and receive $41.1 million.
•We will sell €6 million at a rate of 1.1684 Euro to U.S. dollar and receive $7.0 million.
•We will sell $2.2 million at a rate of 22.8340 U.S. dollar to Mexican peso and receive Mex$50 million.

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

Use of Proceeds

On August 7, 2020, we completed the IPO, in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share, for an aggregate offering price of $703.5 million. All shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-239794), which was declared effective by the SEC on August 4, 2020. The managing underwriters of our IPO were Goldman Sachs & Co. LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC. We incurred underwriting discounts and commissions of $36.9 million and offering expenses of $8.8 million. Thus, our net offering proceeds, after deducting underwriting discounts and commissions and other offering costs, was $657.8 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.

The net proceeds from the IPO were contributed by us as capital contributions indirectly through our subsidiaries to Rackspace Technology Global. We used a portion of the net proceeds from the IPO to repurchase and cancel $515.0 million aggregate principal amount of our outstanding 8.625% Senior Notes. Substantially all of the remaining net proceeds will be used to redeem $86.0 million of the outstanding principal balance of the 8.625% Senior Notes on November 16, 2020 at a price of 104.313%, plus accrued and unpaid interest, if any. The remaining amount of net proceeds following the completion of this redemption, if any, will be used for general corporate purposes.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit Number	Exhibit Description
10.1
Registration Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc. and the Holders party thereto (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.2
Amended and Restated Investor Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc., Searchlight Capital II, L.P., Searchlight Capital II PV, L.P. and AP VIII Inception Holdings, L.P. (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.3
Amended and Restated Investor Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc., DPH 123, LLC, ACE Investment Holdings, LLC, AP VIII Inception Holdings, L.P. and solely for purposes of Section 4.1 thereof, ABRY Partners VIII, L.P. (incorporated by reference from Exhibit 10.3 to Rackspace Technology Inc.’s Form 8-K filed on August 7, 2020)

10.4
Incremental Assumption Agreement No. 4, dated as of July 20, 2020, among Inception Parent, Inc., Rackspace Technology Global Inc., the subsidiary loan parties, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.5
Second Amendment to the Employment Agreement between Rackspace US, Inc. and Dustin Semach, effective as of July 20, 2020 (incorporated by reference from Exhibit 10.34 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 27, 2020)

10.6	Rackspace Technology, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 4.2 to Rackspace Technology Inc.’s Registration Statement on Form S-8 filed on August 4, 2020)
10.7	Rackspace Technology, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.3 to Rackspace Technology Inc.’s Registration Statement on Form S-8 filed on August 4, 2020)
10.8	Rackspace Technology, Inc. Annual Cash Incentive Plan
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RACKSPACE TECHNOLOGY, INC.

Date:	November 10, 2020	By:	/s/ Dustin Semach
Dustin Semach
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)