Form 10-K
period 2020-12-31
Rackspace Technology, Inc.
filed 2021-02-26
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2020, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the counter market and, therefore, we cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date.

On February 19, 2021, 205,522,917 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2020 (this "Annual Report") contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the effects of the COVID-19 pandemic on our results of operations and business, and the risks and uncertainties disclosed or referenced in Part I Item 1A. of this report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Annual Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

“Rackspace,” “Rackspace Technology,” “Fanatical Experience,” “RackConnect,” “Rackspace Service Blocks,” “Rackspace Fabric” and “MyRackspace” are registered or unregistered trademarks of Rackspace US, Inc. in the United States and/or other countries. OpenStack® is a registered trademark of OpenStack, LLC and Openstack Foundation in the United States. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. Other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I
ITEM 1 – BUSINESS

Overview

Our Mission

Embrace technology. Empower customers. Deliver the future.

Our Business

We are a leading end-to-end multicloud technology services company. We design, build and operate our customers’ cloud environments across all major technology platforms, irrespective of technology stack or deployment model. We partner with our customers at every stage of their cloud journey, enabling them to modernize applications, build new products and adopt innovative technologies. We serve our customers with a unique combination of proprietary technology resulting from over $1 billion of investment and services expertise from a team of highly skilled consultants and engineers. And we provide our customers with unbiased expertise and technology solutions, delivered over the world’s leading cloud services, all wrapped in a Fanatical Experience.

Cloud technology—the on-demand availability of compute, storage and networking—has revolutionized how companies manage their infrastructure and applications, providing businesses with greater flexibility and lower costs compared to legacy technologies. Over the past several years, businesses have adopted cloud solutions not only to drive cost, scale and reliability benefits, but also to create new revenue opportunities, increase their speed of innovation and compete with digital natives. At the same time, businesses are increasingly turning to the use of more than one cloud solution at a time (which we refer to as multicloud) to enhance performance, ensure redundancy and resilience and provide for increased security, compliance and governance. These trends have accelerated in recent periods as businesses create and adapt to new economic and labor models and are increasingly looking for technologies that enable digital transformation and enhance productivity.

The cloud has become the driver of innovation in the enterprise. At the same time, the number of cloud platforms, the diversity of services offered by each platform and the need to adapt to new paradigms create complexity that requires specialized expertise. Many companies lack the in-house resources to navigate this complexity, thereby limiting their ability to realize the full potential of the cloud. We believe this creates an opportunity for a services partner that enables businesses to fully embrace the power of multicloud technologies and, together, deliver incredible customer experiences.

We aim to be our customers’ most trusted advisor and services partner in their path to cloud transformation and to accelerate the value of their cloud investments. We give customers the ability to make fluid decisions when choosing the right technologies, and we recommend solutions based on customers’ unique objectives and workloads, irrespective of the underlying technology stack or deployment option. In this way, we empower our customers to harness the strength of the cloud.

Over the past nine years, we have invested over $1 billion and 12 million hours to develop a robust and proprietary suite of over 200 technology tools, branded solutions and accelerators for our customers. Our proprietary technology includes automation that ranges from service delivery to self-healing infrastructure, giving us the ability to anticipate and proactively respond to opportunities and threats. This toolset ensures consistency in our customers’ experience and allows our Rackers to automate key service and application management processes, freeing up resources to focus on strategic, high-value business opportunities. This drives an efficient business model that has generated revenue per employee of over $375,000 for the years ended December 31, 2019 and 2020, which we believe is ahead of our competitors and in line with leading software-as-a-service companies.

Our customers are served by a family of approximately 7,200 Rackers, including some of the most qualified architects and engineers in the world. Our Rackers are at the center of the customer experience—they maintain a hyper-focus on customer experience and satisfaction and are available to our customers 24x7x365 by phone, chat, email or web portal.

We have a culture of innovation that permeates all that we do. Our Rackers gather insights from customers, cloud partners and each other to design, implement and operate some of the most advanced cloud environments. With our deep technical expertise, we build alongside our customers to solve their most complex business challenges and explore their most promising business opportunities. Rackers are on the front lines of cloud technology and are often among the first to utilize the latest capabilities of the cloud when launching new solutions with our cloud partners. Our partnerships, Rackers and culture combine to ensure that we are at the forefront of major trends in technology, including cloud native application development, Internet of Things and containers. This expertise—and our ability to deliver it effectively—enables our customers to innovate faster and stay ahead of their competition.

Our business benefits from a highly efficient go-to-market strategy given our large installed base of recurring revenue. Our sales efforts are led primarily by a team of over 950 quota-bearing representatives and customer success managers. Our ecosystem of over 3,000 partners serves as an extension of our direct sales force, providing a source of additional new business opportunities. Our customer engagement model begins with our professional services, where we partner with a customer to assess its objectives and design the best cloud strategy to meet its needs, and continues with our flexible recurring service offerings.

We deliver our services to a global customer base through an integrated service delivery model. We have a presence in more than 60 cities around the world. This footprint allows us to better serve customers based in various countries, especially multinational companies requiring cross-border solutions. We have a strong presence with customers of all sizes, including large global enterprises, mid-market businesses and small and medium businesses ("SMBs"), which we define to be made up of customers with total revenue in excess of $1 billion, between $300 million and $1 billion and less than $300 million, respectively. As of December 31, 2020, our customer base included over 1,000 enterprises, over 1,000 mid-market businesses and over 114,000 SMBs.

Our success has been recognized by third parties and customers alike. We served over 117,000 customers across 120 countries as of December 31, 2020, including more than half of the Fortune 100. Gartner has recognized us as a Leader in its 2020 report, Magic Quadrant for Public Cloud Infrastructure Professional and Managed Services, Worldwide, for the fourth year in a row. Forrester also recognized us as a Leader in its 2020 report, The Forrester Wave: Multicloud Managed Services Providers, Q4 2020. We have received several industry awards, including VMware’s Global Partner of the Year Award for Social Impact in 2020, Google Cloud’s Specialization Partner of the Year for Infrastructure in 2019 and the Red Hat Innovation Award in 2017. Additionally, we believe we are one of the leading consulting partners for Amazon Web Services ("AWS"), with 15 competencies as of December 31, 2020.

Our Transformation

On November 3, 2016, Rackspace Hosting, Inc. (now named Rackspace Technology Global, Inc., or “Rackspace Technology Global”) was acquired by Inception Parent, Inc., an indirect wholly-owned subsidiary of the company. We refer to the acquisition of Rackspace Hosting, Inc. as the “Rackspace Acquisition.”

Our predecessor company was founded in 1998. Historically, we focused on providing outsourced, dedicated IT infrastructure. Since the Rackspace Acquisition, we have transformed our business in several ways:

•Core offerings and service expertise. We have invested in multiple high growth service offerings, including multicloud services, professional services, managed security and data services. In this process, we established one of the broadest partner ecosystems across the technology industry, including infrastructure partners such as AWS, Google, Microsoft and VMware, and application leaders such as Oracle, SAP and others. Additionally, we have made a series of transformative acquisitions to expand our cloud services capabilities and increase our geographic reach.
•Go-to-market. In 2016, our sales process was focused on the sale of a narrow group of point products, most notably our OpenStack Public Cloud and Single Tenant (managed hosting) offerings. Today, our sales process uses a professional services-driven approach, providing holistic multicloud solutions to meet our customers’ objectives and evolving those solutions over the full lifecycle of their cloud journey. We also have increased our focus on serving enterprise customers, which we define as companies that generate $1 billion or more in revenue per year.
•Investment in proprietary technology and automation capabilities. We have made significant investments to develop proprietary internal systems and tools for our customers. These include automation, artificial intelligence, predictive analytics and proprietary tools that make our services even more reliable and easier to use and extend our advantage over both our competitors and our customers’ ability to replicate these efficiencies on their own.

•Management team. In April 2019, we announced the hiring of our new CEO, Kevin Jones, and, in July 2019, we announced the hiring of our new COO, Subroto Mukerji. In October 2020, we announced the hiring of our new CFO, Amar Maletira. In addition to these executives, we have made additional new hires across the executive leadership team, bringing in new talent with relevant experience across the IT services and technology landscape. Collectively, our executive leadership team benefits from over 150 years of cumulative experience at large technology companies, many with direct experience leading businesses through major transformation initiatives including product introductions and M&A.

Today, we are a trusted partner to the cloud ecosystem. We maintain close relationships with major cloud infrastructure and application vendors, enabling us to provide our customers with complete, unbiased multicloud services, all through our single customer interface. We no longer actively market our OpenStack Public Cloud service, which once was competitive with hyperscale public cloud platforms and was highly capital intensive, in order to focus our resources on growing our multicloud services portfolio.

Our transformation has also benefited our financial model in several key ways:

•We have increased the percentage of our revenue from segments which we believe benefit from attractive growth dynamics. In 2020, over 90% of our revenue came from our Multicloud Services and Apps & Cross Platform segments, which we refer to as "Core Segments". In contrast, in the twelve months ended September 30, 2016, less than 10% of our revenue came from our Cloud Office and Managed Cloud Services service offerings.
•For the year ended December 31, 2020, revenue from our Core Segments ("Core Revenue") was $2,478.1 million, representing a 15.1% increase on a constant currency basis, and a 15.2% increase on an actual basis, over the year ended December 31, 2019. After giving effect to our acquisition of Onica Holdings LLC ("Onica") in November 2019 as if it had occurred on January 1, 2019, Core Revenue for the year ended December 31, 2020 increased by 9%, on a constant currency basis, over the year ended December 31, 2019. This compares to year-over-year revenue growth of 6%, on a constant currency basis, and 4%, on an actual basis, for the nine months ended September 30, 2016, our last reported fiscal year-to-date period as a public company prior to the closing of the Rackspace Acquisition, based on the public company’s core service offerings at such time, which were Single Tenant (managed hosting) and OpenStack Public Cloud, and excluding Cloud Office and Managed Cloud Services.
•We have decreased our capital intensity, which we define as total capital expenditures as a percentage of total revenue, from 16% for the twelve months ended September 30, 2016, to 8% for the year ended December 31, 2020.
•For the year ended December 31, 2020, we increased Bookings to $1,126.1 million, an increase of 61% as compared to Bookings of $700.7 million for the year ended December 31, 2019. After giving effect to the acquisition of Onica as if it had occurred on January 1, 2019, Bookings increased 40% in the year ended December 31, 2020 as compared to the year ended December 31, 2019.
On August 7, 2020, we completed our initial public offering (the "IPO"), in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share. We received net proceeds of $666.6 million from sales of shares in the IPO, after deducting underwriters' discounts and commissions of $36.9 million, but before deducting offering expenses of $8.8 million.

The Rise of Multicloud
Adoption of cloud solutions has occurred in waves over the last decade:

•Early (early 2010s): Early adopters of cloud solutions included various technology leaders and cloud-native businesses. These businesses embraced the novelty of cloud architectures, shifting away from their historical use of legacy on-premises infrastructure and building entire operations and revenue streams on cloud services.
•Mainstream (mid-2010s): Motivated by the value that cloud technologies unlocked for early adopters, more technology-focused mid-market and enterprise businesses turned to the cloud. Many of these businesses focused on reducing costs and enhancing scale and reliability, but did not embrace the people, process and technology changes required to create new revenue streams and enhance customer experiences.

•Modern (Present day): Today, businesses are adopting cloud-native principles, embracing agile techniques and adapting their business practices to maximize the benefits of the modern cloud. In addition, more businesses are turning to multicloud solutions to match individual workloads with the best cloud technology stack and the best deployment model; according to Gartner’s survey of public cloud users, "over 80% have adopted a multicloud approach". In response to this need for multicloud solutions, cloud technology vendors that have historically focused on public cloud solutions are offering private cloud solutions to provide maximum flexibility for their customers. Similarly, several technology vendors that have historically focused on private cloud technologies are offering public cloud alternatives.

As more businesses adopt multicloud technologies, they are faced with an increasing number of complexities, including migration to and between clouds, siloed workloads and defending against increasing security threats. Moreover, more businesses are looking into ways to use their cloud technologies to enhance commercial opportunities and customer experiences and create new avenues for growth. We believe this creates a large and growing opportunity for services partners that are able to offer multicloud services in a way which offers customers the best technologies for their workloads, irrespective of technology stack or deployment model, and enables customers to maximize the value of their cloud investments.

Our Integrated Services Portfolio

We serve our customers through an integrated services portfolio organized in two segments—Multicloud Services and Apps & Cross Platform. The services across these two segments are described in more detail below:

•Multicloud Services: Our Multicloud Services segment includes our public and private cloud managed services offerings, as well as professional services related to designing and building multicloud solutions and cloud-native applications. We offer an integrated suite of managed services offerings across our private cloud, the leading public clouds and colocation. Our managed cloud services help customers determine, manage and optimize the right infrastructure, platforms and services on which to deploy their applications to achieve the best performance, agility, security and cost efficiency. We also help customers establish governance, operational and architectural frameworks to mitigate risks and reduce inefficiencies, so they can manage costs, achieve industry-specific compliance objectives and improve security.
Within our Multicloud Services segment, we offer the following services:
•Private cloud: These service offerings provide compute, storage and applications accessed by a specific customer, either with a cloud management layer (in managed private cloud) or without one (in managed hosting). We offer managed private clouds powered by leading technologies like VMware, Microsoft and OpenStack in our data centers as well as in those owned by customers or by third parties such as colocation providers. We also offer managed VMware on AWS, delivering an increasingly popular hybrid combination. We offer managed hosting in our own data centers, on Linux or Windows servers. Our private cloud offerings can be used with or without virtualization software. Some applications, including high-intensity databases and video games, typically achieve higher performance and cost-efficiency on bare-metal servers. Other applications run better on virtualized servers. Customers who run legacy applications or larger scale modern enterprise applications, and/or have high requirements for security, compliance and control, typically find that private cloud solutions are preferable to do-it-yourself public or private cloud alternatives.
•Managed public cloud: These offerings address the challenges of managing applications and data on the AWS, Microsoft Azure ("Azure") and Google Cloud public clouds. We bundle the underlying public cloud infrastructure with our expertise and experience, managed services and proprietary tools. While the infrastructure providers are responsible for their data centers, servers, storage, networking and operating system software, we help customers navigate, migrate, architect and deploy their applications on those leading public cloud platforms. After a migration, we manage, secure and optimize the customer’s environments on an ongoing basis using our tools, automation and expertise, while supporting the customer with robust service level agreements. These offerings do not require us to commit significant capital expenditures given that third parties provide the infrastructure.

•Apps & Cross Platform: Our Apps & Cross Platform segment includes managed applications, managed security and data services, as well as professional services related to designing and implementing application, security and data services.

•Managed applications: Our managed application services include running large-scale software-as-a-services (SaaS) applications for customers on our and public cloud infrastructure, such as Oracle, SAP and Office 365. This includes key functions such as: managing a customer’s applications and performing key functions such as account management and scaling up or down of required cloud resources. Additionally, we manage productivity and collaboration applications such as email and hosted Microsoft SharePoint.
•Managed security: We provide fully-integrated security solutions that combine cutting-edge technology with our in-house Security Operations Center to provide customers with threat detection, analysis and remediation capabilities. Additionally, we have integrated security platforms into our management tools to give our customers one view of their organization’s vulnerability and threats.
We offer additional managed security services to customers in the areas of (i) security threat assessment and prevention, (ii) proactive threat detection and response, (iii) rapid remediation, (iv) governance, risk and compliance assistance across multiple cloud platforms and (v) Privacy and Data Protection services, including detailed access restrictions and reporting. Our 24x7x365 Customer Security Operations Center is staffed by experienced Global Information Assurance Certification (GIAC) security analysts.
•Data services: We help customers use their data to further innovate by providing services and expertise for data extraction, transformation, ingestion, storage and analysis. We utilize both traditional analytics platforms and new, machine learning approaches to build repeatable, scalable and automated platforms that extract meaningful insights. Our developers, administrators and cloud and data analytics architects are skilled across a full range of database services, including managed relational databases (Oracle, SAP, SQL Server and MySQL), big data (Hadoop), managed NoSQL (MongoDB) and managed SAP HANA. Our data services are offered both through our managed services subscriptions and through our professional services offerings.

We deliver professional services across our entire portfolio, including multicloud solutions, applications, security and data. As part of our professional services process, we meet customers at every stage of their cloud journey and design solutions focused on modernizing their infrastructure and applications to enhance the value of their cloud technologies. This process often serves as the starting point for new business opportunities; following our initial professional services engagement, a customer will typically use any combination of our managed services under long-term contracts, and will often use our professional services multiple times as their technology needs continue to evolve.

In addition to our integrated services portfolio described above, we also offer customers our OpenStack Public Cloud solution, our third reporting segment. This offering appeals to customers who (i) want to run applications on a public cloud that is built on open-source technology with no risk of vendor lock-in; (ii) value the expertise and exceptional customer service for which we are renowned; and (iii) want their public cloud and managed hosting platforms to work smoothly together, through technologies such as our proprietary RackConnect tool. While we expect to continue to offer our OpenStack Public Cloud solution, we ceased to actively market it to customers in 2017.

Our Technology Platform

Our technology platform is at the center of the Fanatical Experience that we deliver to customers. Our technologies focus on removing the complexities of multicloud deployments, unifying compelling aspects of the experience for our customers and enabling us to deliver scalable solutions.

•Innovative automation drives efficiency for us and our customers, enabling us to rapidly and consistently deliver our solutions across multiple products and clouds at scale. Rackspace Business Automation is a custom platform developed to handle over 11 million events and over 1 billion actions per month across physical devices, virtual devices, systems and tools; data center automation provides services and applications to automate provisioning, configuring and the decommissioning of data center infrastructure; and UIPath Robotic Process Automation is deployed across our business to automate repetitive tasks. We can automate 75% of customer support workloads based upon the automation of thousands of unique processes across our support organization.
•AIOps is a new field of software that combines monitoring, machine learning and automation to enhance IT operations. Our AIOps platform correlates monitoring events across our customers’ physical and virtual devices into a single incident or problem, significantly reducing the time to resolution for complex incidents. We developed a first of its kind multi-tenant AIOps solution that processes millions of compliance-related events each month.
•Predictive operations enables our data scientists to build sophisticated models to provide actionable insights to our business leaders, increasing our agility and ability to identify opportunities that enhance our customer relationships.

•Self-service APIs enable our customers to access data and resources programmatically, extending our automation and service delivery into their native tools and processes. We support integration with our ticketing systems to enable two-way integrated support workflows, and billing system integration to enable access to consolidated billing data in multicloud environments. Additionally, our pre-built integration with ServiceNow enables enterprise customers to simplify connectivity between our tools and ServiceNow.
•MyRackspace and other portals and associated mobile apps service over 600,000 active monthly users and support product specific self-service, insights, account management, security management, ticketing and billing. The portals are unified with our custom framework and design language, Pilot and Helix, providing a consistent experience and integrated navigation between our product lines and features. Our custom identity management system authenticates access to our user interfaces and APIs, handling over 1.8 billion requests per month. This includes federation capabilities to integrate with our customers’ identity providers.
•Unified billing enables us to deliver an integrated single invoice for customers across all multicloud deployments. Our systems extract and rerate bills from public cloud hyperscalers and merge data from our products and services to generate a single invoice each month, while applying sophisticated billing and discount models.
•Service management applications ensure scale, speed, quality and consistency in our service delivery. These applications, including our custom CORE and Encore tools, support configurable rules and routing engines, integrated escalation management, detailed queue management and management visibility and reporting. These tools are augmented with sophisticated workforce management solutions to manage work shifts by utilizing historical data and trends across ticketing, chat and telephony, to maintain and appropriately staff our 24x7x365 operations.

Our Differentiation

We offer solutions that are differentiated from our peers and drive a continuous cycle of product innovation and product development, while delivering a Fanatical Experience. These solutions both enable and are enabled by several key factors:

Focus on delivering strategic outcomes: Our value proposition to customers includes a focus on solving strategic business problems, rather than selling a product or group of products in a point sale. Our customers are able to use our services to drive new revenue streams and enhance the value of their cloud investments, which may include collecting data to create new product offerings and applications, connecting workloads between clouds or automatically scaling cloud usage to match demand. This has resulted in a growth opportunity within our customer base; the number of customers that contributed over $1 million to our revenue in a given fiscal year increased at a compound annual growth rate of 24% between 2017 and 2020.

Unified service experience for the multicloud: We have developed Rackspace Fabric, a multi-tenant, end-to-end service management platform enabling our customers to access all of our supported clouds and all of our managed services from a single, web-based interface. This technology provides customers with a toolkit to including unified billing, a central security model, unified ticketing and support interactions. This technology provides our customers with a consistent experience across all clouds and enables us to deliver a scalable and efficient means of offering our Fanatical Experience to over 117,000 customers worldwide.

Unparalleled service expertise: Our business benefits from a family of approximately 7,200 Rackers, with qualifications that span across all of the major technology stacks and cloud solutions used by our customers, including AWS, Google Cloud, Azure and VMware. This expertise provides our clients with services expertise at a level we believe to be unmatched by our peers and allows us to sustain our competitive advantage over competing technology vendors.

Efficient go-to-market enabled by close customer relationships: Our go-to-market model includes an integrated direct sales platform led by our team of over 350 sales representatives and over 600 service delivery managers. Following an initial deployment, we are constantly engaged with our customers, proactively looking for opportunities to enhance the value of their cloud investments and evolving our solutions with their needs over time. This approach provides customers with a single trusted advisor across all cloud environments, irrespective of technology stack or deployment option. Our close customer and partner relationships drive an efficient go-to-market strategy, with sales efficiencies we believe are unmatched by competing companies. Recurring revenue comprised 95% of our revenue in 2020. Additionally, as of December 31, 2020, among our customers with Annual Recurring Revenue of over $100,000 (a group which comprised over 75% of our revenue), approximately 50% were using multiple services.

Differentiated relationships with technology partners: We benefit from differentiated partnerships with major public and private cloud vendors, including AWS, Azure, Google Cloud and VMware. We work with our partners’ sales teams to offer bundled solutions through a single go-to-market effort. Additionally, we have insight into our partners’ product roadmaps (and vice versa), providing critical inputs for both sides to develop complementary services and technology. We believe these relationships are beneficial to us, our customers and our partners; we and our partners both receive critical inputs for further innovation and benefit from joint go-to-market initiatives, while our customers are able to maximize their use of innovative technologies more efficiently, reduce time-to-market and remain competitive.

Customizable consumption of services: Our service model enables customers to adapt their consumption of our services with the evolving needs of their businesses. Rackspace Service Blocks are packages of services tailored to address specific cloud use cases and enable a customized consumption model whereby customers can match their cloud needs with the associated spend. Rackspace Service Blocks allow our customers to maintain greater agility, performance and cost-efficiency as compared to traditional IT services contracts. Additionally, this structure provides us with a platform for cross-sell and up-sell opportunities with customers over time, resulting in a land-and-expand model in which customers increase their use of our services as their cloud needs evolve.

Fanatical Experience: The Fanatical Experience that we deliver to our customers is the foundation of the trust our customers place in us when they choose us to build, manage and operate their cloud environments. That process encompasses everything from the way we recruit, interview and test prospective employees; to the way we continuously train new and veteran employees in the latest technologies; to the way we make the specialized expertise of global Rackers available to customers 24x7x365 by phone, chat, email or web portal; to the way we empower Rackers to invest in new research and development projects; to our hyperfocus on customer experience and satisfaction; and to the way we leverage automation and proprietary tools and processes to make our services highly reliable and easy for our customers to use. We use monitoring tools to perform over 4 million checks of our customers’ cloud environments every five minutes to proactively identify issues and take action, and we receive over 600,000 monthly customer knowledge-based visits to our website. This has resulted in compelling metrics for us, including an average NPS of 50 for the three-month period ended December 31, 2020, indicative of the quality of our customer experience.

Our Growth Strategies

In order to continue to drive growth and capture our large market opportunity, key elements of our growth strategies include:

Continue to innovate: We are a leader in cloud services across multicloud environments and will continue to invest in and grow our expertise and service offerings in major technology ecosystems such as cybersecurity, big data, containers, serverless computing and the Internet of Things. However, our market share within the overall cloud industry remains relatively low, providing us with significant opportunity to increase wallet share from both new and existing customers. We intend to continue to add new technology capabilities and professional services expertise in order to best serve our customers and increase revenue from new and existing customers.

Drive sales execution: We plan to continue executing on several sales initiatives that are designed to drive continued growth in our business. These include investment in our sales force productivity measures, greater focus on opportunities with enterprise customers and larger deal sizes.

Expand geographic reach: We believe there is significant need for our solutions on a global basis and, accordingly, opportunity for us to grow our business through further international expansion as these markets increase their use of multicloud solutions. As a result, we have made significant investments in expanding our presence in Europe, Middle East and Africa (“EMEA”) and Asia Pacific and Japan (“APJ”). As of December 31, 2020, over 1,200 and 1,600 of our employees were based in EMEA and APJ, respectively. We intend to add international sales team members to take advantage of this market opportunity while refining our go-to-market approach based on local market dynamics.

Leverage and expand our partner ecosystem: We benefit from close relationships with our cloud partners, allowing us to provide comprehensive multicloud services to our customers, and providing us with a source of new business opportunities and inputs for future product roadmaps. Additionally, we maintain the highest levels of partner status with the leading cloud partners. We intend to expand relationships with existing partners and build on new ones.

Pursue strategic acquisitions: We benefit from a strong platform for integrating complementary capabilities and service offerings. We have a disciplined and selective approach for evaluating new acquisition opportunities, and our management team has significant experience integrating acquired targets. We intend to continue to explore potential transactions that could enhance our capabilities, increase the scope of our technology footprint or expand our geographic reach.

Our Competition

We believe our technology and services expertise positions us well to compete with other technology and services providers. We face competition primarily from:

•In-house IT departments of our customers and potential customers provide services for their respective organizations, but typically need help scaling large technology environments and maximizing the value from their cloud investments, especially when speed, cost and innovation are key constraints.
•Traditional global IT systems integrators, such as Accenture, Atos, Capgemini, Cognizant, Deloitte, DXC Technology and IBM, offer consulting and outsourcing, in a labor intensive model, for large enterprise customers. Many of these businesses largely support legacy technologies and, where cloud capabilities exist, legacy revenue streams disincentivize these companies from fully embracing cloud technologies.
•Cloud service providers and digital systems integrators provide either consultation and implementation services for digital workflows or cloud services for a single cloud vendor. The solutions offered by these companies are often narrow in scope, and are not well suited for companies with complex multicloud objectives.
•Regional managed services providers use a local go-to-market approach, and provide cloud services within a single region or few regions. These companies are unable to serve the full needs of multinational customers.
•Colocation providers, such as Equinix, CyrusOne and QTS, provide secure environments for hardware and access to network connectivity. We believe that these companies provide limited services differentiation, and their customers do not benefit from the economics of cloud-based technologies.

We believe the principal competitive factors in our market include, but are not limited to:

•Focus on the cloud
•Technology and services expertise
•Customer experience
•Speed of innovation
•Strength of relationships with technology partners
•Automation and scalability
•Standardized operational processes
•Geographic reach
•Brand recognition and reputation
•Price

We believe that we compare favorably on the basis of the factors listed above. However, many of our competitors have: substantially greater financial, technical and marketing resources; relationships with large vendor partners; larger global presence; larger customer bases; longer operating histories; greater brand recognition; and more established relationships in the industry than we do. Furthermore, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships.

Our Customers

We serve a wide range of customers across geography, size and industry.

•Geography. We serve a global customer base. As of December 31, 2020, we served over 117,000 customers in over 120 countries.
•Size. We have a strong presence with customers of all sizes, including large global enterprises, mid-market businesses and SMBs, which we define to be made up of customers with total revenue in excess of $1 billion, between $300 million and $1 billion and less than $300 million, respectively. As of December 31, 2020, our customer base included over 1,000 enterprises, over 1,000 mid-market businesses and over 114,000 SMBs.
•Industry. We serve customers across all sectors, including highly regulated industries with firm technology requirements across security, compliance and governance.

We have low customer concentration; no customer represented 2% or more of our total revenue in 2020. We benefit from strong customer satisfaction as evidenced by our average NPS score of 50 for the three-month period ended December 31, 2020, which we believe to be well ahead of many of our peers.

Representative customers by industry vertical are listed below:

Financial Services	Healthcare & Public Sector	Media & Technology	Retail, Consumer & Leisure
Banwire	British Heart Foundation	Envizi	Dominos
Charles River	Feeding America	Invotra	HK Express
Equis	National Kidney Registry	LiveNation	Payless
GoCompare	Oxfam	Synchronoss	ReviewPro
Metro Bank	Teva		Under Armour
Trading Point			Wyndham

Our Approach to Partnerships
We benefit from differentiated partnerships with all major public and private cloud vendors, including AWS, Azure, Google Cloud and VMware. These partnerships provide us with a competitive advantage unmatched by our competitors, spanning across multiple disciplines, including:

•Comprehensive Alignment: We work with major technology partners through a systematic engagement model across six key areas of our business: executive, alliances, solutions, marketing, sales and service delivery, to ensure alignment on key initiatives. We operate strategic programs that include solutions milestones, performance reviews and long-term strategic initiatives.
•New business opportunities: Our sales teams and pre-sales engineering experts work with sales teams at technology partners to offer bundled solutions through a combined go-to-market effort. This results in a more compelling value proposition and greater value for our mutual customer. We believe our partners view us as a top services partner for their cloud technologies, as we are often cited as a ‘go-to’ services vendor for new business opportunities.
•Innovative Solutions: We work closely with our partners’ product engineering teams as the baseline for our roadmap development and to provide input into our partners’ development plan. This critical input allows both us and our partners to develop complementary services and technology. This has enabled us to stay at the forefront of innovation well before our competitors and develop services and tools around emerging technologies such as cloud-native application development, machine learning and artificial intelligence.

We believe these relationships are beneficial to us, our partners and our customers. We and our partners both receive critical inputs for further innovation and benefit from joint go-to-market initiatives, while our customers are able to maximize their use of innovative technologies more efficiently, reduce time-to-market and remain competitive.

Sales and Marketing

Our services are sold via a global direct sales teams of over 350 sales representatives and over 600 service delivery managers as of December 31, 2020, through third-party channel partners and through online orders on our website. Our sales model is based on both distributed and centralized sales teams with leads generated from customer referrals, channel partners and corporate marketing efforts.

Professional services are at the core of our consultative sales model and often serve as the gateway to our platform. For new business opportunities, our professional services organization engages closely with a customer to assess and design the best cloud solution for that customer. This is often the first step toward a long-term services agreement with a customer where we manage a customer’s cloud operations and give them the flexibility to evolve their spend with us as their needs change over time.

Our network of 3,000 channel and technology partners as of December 31, 2020 also plays an important role in our sales efforts. Our channel partners, including management and technical consultancies, technology integrators, software application providers, value-added resellers and web developers, serve as a source of new business opportunities, primarily for small and medium-sized customers. Our technology partners serve as an extension of our sales force, often leading to new business opportunities as their customers recognize the need for a services partner to make the best use of their technology investments. In some cases, we collaborate directly with these partners on go-to-market efforts.

Our Customer Success team includes over 600 Rackers and engages in client relationship, contract management, managing deliverables, client retention, and growth of our install base. This team is responsible for understanding the existing customers’ changing business needs and translating them into IT requirements, resulting in successful project execution or alignment of our other service offerings.

We have a full life cycle marketing plan that leverages a mix of initiatives. Our goal is market awareness of the unique value we bring to our customers in an ever-changing multicloud world. Through a series of automation and digital experiences, we provide awareness of our multicloud expertise, vast partner network, proven leadership and customer success-driven culture that thrives on Fanatical Experience. We leverage customer success stories to best describe how we work with customers and partners to produce compelling content. Our global brand marketing, Solving Together, is focused on thought leadership, media and public relations, virtual and in-person event marketing, an interactive social media plan, search engine optimization and digital advertising to drive awareness and credibility. Our global website is published in four languages across 20 regions and serves as our window to the market. For our solution marketing initiatives, we have a mix of digital display advertising, nurture automation, content syndication, social media and webinars to nurture our vast customer base for cross sell/upsell opportunities. Our experts participate in worldwide speaking engagements and contribute to several media outlets, always alongside our customers and partners.

Our Culture

At the heart of our customers’ Fanatical Experience is our unique culture.

At Rackspace Technology, we invest in the recruitment, development and retention of our Rackers. Inclusion and diversity is a top priority for our company; we cultivate top talent from around the world with diverse backgrounds and a range of expertise. We are highly selective in hiring the best talent, hiring less than 2% of all applicants, to ensure our employees are not just technical experts, but obsessed with customer outcomes and delivering Fanatical Experience.

We offer Rackers’ various professional development opportunities through Rackspace University, along with award winning Onboarding and Leadership development programs, enabling them to enhance their capabilities across technologies and further their professional growth. Additionally, we are regularly recognized as a best place to work by Great Place to Work Institute, Fortune, Forbes, Glassdoor, Military Times, and the Human Rights Foundation Best Places to Work for LGBTQ and more. Our culture and focus on Rackers’ development has resulted in a strong annualized employee retention rate of over 87% for the year ended December 31, 2020.

Our Rackers are passionate about serving our communities as well. Rackspace Technology provides 24 hours of paid time for each Racker to volunteer, with over 15,000 volunteer hours logged for the year ended December 31, 2020. The Rackspace Foundation, a Racker-funded nonprofit organization, has contributed over $6.6 million to date in support of education improvements in local schools.

Our Employees

As of December 31, 2020, we employed approximately 7,200 Rackers in 16 countries, including 4,300 Rackers in North America, 1,200 Rackers in EMEA, 1,600 in APJ and 100 Rackers in Australia and New Zealand. Of our North American Rackers, approximately 1,900 work from our corporate headquarters in San Antonio, Texas. As of December 31, 2020, approximately 25% of all Rackers were classified as work-from-home. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages.

Intellectual Property

We rely on a combination of patent, copyright, trademark, service mark and trade secret laws in the U.S., the European Union, the U.K. and various countries in Asia and South America, along with contractual restrictions, to establish and protect our intellectual property and proprietary rights, including with respect to our data offerings and services. However, these laws and contractual restrictions provide only limited protection. For example, we do not have any patent rights related to our proprietary tools, technology, processes and systems, including Rackspace Fabric, and rely on confidentiality agreements to protect such proprietary rights.

We have trademarks registered or pending in the U.S., the European Union and various countries in Asia and South America for our name and certain words and phrases that we use in our business, and we rely on copyright laws and licenses to use and protect software and certain other elements of our proprietary technologies. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we actively monitor access to our proprietary technologies. In addition, we license third-party software, open source software and other technologies that are used in the provision of or incorporated into some elements of our services. Many parts of our business are significantly reliant on proprietary technology and/or licensed technology, including open source software.

We have patents issued as well as patent applications pending in the U.S. and the European Union, primarily related to our historical, legacy offerings such as OpenStack Public Cloud. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow the scope of the claims sought. Our issued patents, and any future patents issued to us, may be challenged, invalidated or circumvented, may not provide sufficiently broad protection and may not prove to be enforceable in actions against alleged infringers.

Although we take steps to protect our intellectual property and proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying or the reverse engineering of our technology and other proprietary information, including by third parties who may use our technology or other proprietary information to develop services that compete with ours. Moreover, others may independently develop technologies or services that are competitive with ours or that infringe on, misappropriate or otherwise violate our intellectual property and proprietary rights. Policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming and may not be successful, even when our rights have been infringed, misappropriated or otherwise violated. Our use of open source software, and participation in open source projects, may also limit our ability to assert certain of our intellectual property and proprietary rights against third parties, including competitors, who access or use software or technology that we have contributed to such open source projects.

Furthermore, effective patent, copyright, trademark and trade secret protection may not be available in every country in which our services are available, as the laws of some countries do not protect intellectual property and proprietary rights to as great an extent as the laws of the United States. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property and proprietary rights are uncertain and still evolving.

Companies in the software industry or non-practicing entities may own large numbers of patents, copyrights, trademarks and other intellectual property and proprietary rights, and these companies and entities may in the future request license agreements, threaten litigation or file suit against us based on allegations of infringement, misappropriation or other violations of their intellectual property and proprietary rights. Any significant impairment of, or third-party claim against, our intellectual property and proprietary rights could harm our business or our ability to compete.

See Item 1A of Part I, Risk Factors - "Risks Related to Our Business" for a more comprehensive description of risks related to our intellectual property and proprietary rights, including our use of open source software.

Seasonality

Our business is not materially affected by seasonal trends.

Other Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meetings and amendments to those reports are available free of charge on our website, www.rackspace.com. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report. You can also request copies of these documents, for a copying fee, by writing to the SEC, or you can review these documents on the SEC’s website, as described below. In addition, we will provide electronic or paper copies of our filings free of charge upon request.

The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The SEC’s website address is www.sec.gov.

Any references to websites are intended to be inactive textual references only.

Industry and Market Data

The sources of certain statistical data, industry data, estimates and forecasts contained in this 10-K are the following independent industry publications or reports:

•“3 Critical Success Factors for Building Multicloud MSP Solutions”, published April 2020 and “Magic Quadrant for Public Cloud Infrastructure Professional and Managed Services, Worldwide”, published on May 4, 2020, authored by Craig Lowery, To Chee Eng, et al.

The Gartner reports described herein (the “Gartner Content”) represent research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”) and are not representations of fact. Each Gartner Content speaks as of its original publication date (and not as of the date of this 10-K), and the opinions expressed in the Gartner Content are subject to change without notice.

Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Gartner research publications consist of the opinions of Gartner’s research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.

ITEM 1A – RISK FACTORS

Summary

Our ability to execute our strategies is subject to certain risks. The risks described under the heading “Risk Factors” immediately following this summary may cause us not to realize the full benefits of our competitive strengths or may cause us to be unable to successfully execute all or part of our strategies. Some of the more significant challenges and risks we face include the following:

•attracting new customers, retaining existing customers and selling additional services and comparable gross margin services to our customers;
•risks associated with general economic conditions and uncertainties affecting markets in which we operate and economic volatility that could adversely impact our business, including the COVID-19 pandemic;
•our ability to successfully execute our strategies and adapt to evolving customer demands, including the trend to lower-gross margin offerings;
•risks associated with our substantial indebtedness and our obligations to repay such indebtedness;
•the loss of, and our reliance on, third-party providers, vendors, consultants and software;
•competing successfully against current and future competitors;
•security breaches, cyber-attacks and other interruptions to our and our third-party service providers’ technological and physical infrastructures; and
•our ability to meet our service level commitments to customers, including network uptime requirements.
Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties described below, which could materially and adversely affect our business, financial condition and results of operations. In addition, past financial performance may not be a reliable indicator of future performance and historical trends may not predict results or trends in future periods.

Risks Related to Our Business

If we are unable to attract new customers, retain existing customers and sell additional services and sell comparable gross margin services to customers, our revenue and results of operations could be adversely affected.

Our ability to maintain or increase our revenues and profit may be impacted by a number of factors, including our ability to attract new customers, retain existing customers and sell additional services and comparable gross margin services to our customers. In addition, as we seek to grow our customer base increasingly through outbound sales, we expect to incur higher customer acquisition costs and, to the extent we are unable to retain and sell additional services to existing customers, our revenue and results of operations may decrease.

Growth in the demand for our services may be inhibited and we may be unable to profitably maintain or grow our customer base for a number of reasons, such as:

•our inability to provide compelling services or effectively market them to new and existing customers;
•loss of our favorable relationships with our third-party cloud service providers;
•customer migration to platforms that we do not have expertise in managing;
•the inability of customers to differentiate our services from those of our competitors or our inability to effectively communicate such distinctions;
•the decision of customers to host internally or in colocation facilities as an alternative to the use of our services;
•the decision of customers to use internal or other third-party resources to manage their platforms and applications;
•reductions in IT spending by customers or potential customers;
•our inability to penetrate international markets;

•a reduction in the demand for our services due to macroeconomic factors in the markets in which we operate;
•our inability to strengthen awareness of our brand; and
•reliability, quality or compatibility problems with our services.

Moreover, we may face difficulty retaining existing customers over the long term. Certain customer contracts, particularly within our Multicloud Services segment, typically have initial terms (typically from 12 to 36 months) and, unless terminated, may be renewed or automatically extended on a month-to-month basis. Our customers have no obligation to renew their services after their initial contract periods expire and any termination fees associated with an early termination may not be sufficient to recover our costs associated with such contracts. In addition, many of our other service offerings, including most of our public cloud offerings, can be based on a consumption model and can be canceled at any time without penalty. As a result, we may face high rates of customer churn if we are unable to meet our customer needs, requirements and preferences.

Our costs associated with generating revenue from existing customers are generally lower than costs associated with generating revenue from new customers, and depending on the customer and the service offering, there may be substantial variation in the gross margins associated with existing and new customers. Any failure by us in continuing to attract new customers or grow our revenue from existing customers could have a material and adverse effect on our business, financial condition and results of operations.

Our business is affected by general economic conditions and uncertainties affecting markets in which we operate and economic volatility could adversely impact our business.

Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States (the “U.S.”), the United Kingdom (the “U.K.”) and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain. In addition, geopolitical developments, such as existing and potential trade wars and other events beyond our control, such as the COVID-19 pandemic, which has resulted in the imposition of related public health measures and travel restrictions, and civil unrest can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Any of these effects could have a material and adverse impact on our business, financial condition and results of operations.

The recent outbreak of a novel strain of coronavirus, now referred to as COVID-19, has spread, and continues to spread, globally and the World Health Organization declared the outbreak to constitute a “pandemic” in March 2020. Currently, COVID-19 has not had a significant impact on our operations or financial performance; however, the extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, changes in governmental regulation in response to the virus, impact on our customers and our sales cycles, impact on our customer, employee or industry events and effect on our vendors, all of which are uncertain and cannot be predicted. For example, in response to the COVID-19 pandemic, we have shifted to a work from home environment for all employees whose presence in the office is nonessential. and if we continue to do so for extended periods of time, we may not meet our on-going employment commitments under certain economic incentive agreements which may result in our losing future tax benefits and having to repay certain tax benefits already received. In addition, we have and may in the future continue to postpone or cancel customer, employee or industry events, which could impact our brand visibility and our ability to obtain new customers. Moreover, any deterioration in economic conditions resulting from the COVID-19 pandemic can affect the rate of IT spending, and any reductions may fall disproportionately on outsourced and cloud-based solutions like ours. In addition, impacts of the COVID-19 pandemic may be exacerbated by the disproportionate impact it is having on the small and medium-size businesses that make a large portion of our customer base, many of which may be forced to shut down or limit operations for an indefinite period of time. Economic weakness, customer financial difficulties and constrained spending on IT operations could adversely affect our customers’ ability or willingness to purchase our service offerings, delay purchasing decisions and lengthen our sales cycles, reduce the value or duration of their subscription contracts, or increase churn, all of which could have a material and adverse effect on our sales and operating results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

If we are unable to successfully execute our strategies and continue to develop and sell the services and solutions our customers demand, our business, financial condition and results of operations may suffer.

We must adapt to rapidly changing customer demands and preferences in order to successfully execute our strategies. This requires us to anticipate and respond to customer demands and preferences, address business model shifts, optimize our go-to-market execution by improving our cost structure, align sales coverage with strategic goals, improve channel execution and strengthen our services and capabilities in our areas of strategic focus. Any failure to successfully execute our strategies, including any failure to invest in strategic growth areas, could adversely affect our business, financial condition and results of operations.

Our strategies require significant investments that may adversely affect our near-term revenue growth and results of operations.

We expect the implementation of our strategies to require significant investments, and the investments we must make could result in lower gross margins and raise our operating expenses and capital expenditures. The risks and challenges we face in connection with our strategies include upgrading and integrating our service offerings, expanding our professional services capability, expanding into new geographies, growing in geographies where we currently have a small presence and ensuring that the performance, features and reliability of our service offerings and our customer service remain competitive in a rapidly changing technological environment. These investments may adversely affect our near-term revenue growth and results of operations, and we cannot assure that they will ultimately be successful.

We have a history of losses and may not be able to achieve profitability in the future.

We incurred net losses of $470.6 million, $102.3 million and $245.8 million in the fiscal years ended December 31, 2018, 2019 and 2020, respectively. We may not be able to achieve profitability in the future or on a consistent basis. We have incurred substantial expenses and expended significant resources to market, promote, and sell our services, and we have substantial debt service payments. Our ability to achieve or maintain profitability will depend on our ability to increase our revenue, manage our cost structure, and avoid significant liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including general macroeconomic conditions, increasing competition, or a decrease in the growth of the markets in which we operate. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. Any failure to increase our revenue or manage our expenses could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition and results of operations to suffer.

Our results of operations have historically varied and may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below investor or analyst expectations.

Our results of operations may fluctuate due to a variety of factors, including many of the risks described in this section, many of which are outside of our control. Many of these factors outside our control could result in increased costs, decreases in the amount of expected revenue and diversion of management’s time and energy, which could materially and adversely impact our business. Our period-to-period results of operations are not necessarily an indication of our future operating performance. Similarly, our Bookings, Annualized Recurring Revenue and Quarterly Net Revenue Retention Rate metrics may not provide an accurate indication of our future or expected results of operations. For instance, we expect that Bookings could fluctuate significantly on a quarterly basis based on the timing of one or more customer purchase decisions, which we cannot control, and which makes it difficult for us to accurately predict Bookings for any future period. In addition, in calculating Non-GAAP Net Income (Loss), we utilize estimates of our net effective tax rate, which may fluctuate based on a number of factors, including tax law changes and the geographic distribution of our profits and losses. As a result, our calculation of Non-GAAP Net Income (Loss) could change from period to period, including due to factors not tied to our financial performance. Furthermore, our revenue, gross margins and profitability in any given period are dependent partially on the service, customer and geographic mix reflected in the respective period. Variations in cost structure and gross margins across business units and services may lead to operating profit volatility on an annual and quarterly basis. Fluctuations in our revenue can lead to even greater fluctuations in our results of operations. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Given the fixed nature of certain operating costs related to our personnel and facilities, any substantial adjustment to our expenses to account for lower than expected levels of revenue will be difficult. Consequently, if our revenue does not meet projected levels, our operating expenses would be high relative to our revenue, which would negatively affect our operating performance. If our revenue or operating results do not meet or exceed the expectations of investors or securities analysts, the price of our common stock may decline.

Our key operating metrics are subject to assumptions and limitations and may not provide an accurate indication of our future or expected results.

Our key operating metrics, including Bookings, Annualized Recurring Revenue ("ARR") and Quarterly Net Revenue Retention Rate, are based on numerous assumptions and limitations, are calculated using our internal data that have not been independently verified by third parties and may not provide an accurate indication of our future or expected results. For instance, our Bookings metric is calculated by annualizing the monthly value of recurring customer contracts entered into during a period and adding the actual (not annualized) estimated value of professional services consulting, advisory or project-based orders received during the period, but does not reflect actual or anticipated contract non-renewals or service cancellations (which we do not report), and to the extent we experience such contract non-renewals or service cancellations, will not result in revenue in future periods. Bookings also does not differentiate between recurring and non-recurring revenue, may not correlate to the time period in which revenue is recognized or anticipated to be recognized and is increased by a customer moving from one workload to another workload (which would not be an increase if a customer had a net zero revenue impact in a single workload from a new contract and cancellation). As a result, the assumptions used in calculating Bookings are subject to several limitations. Annualized Recurring Revenue is a historical measure that annualizes our revenue for a previously completed fiscal quarter and therefore is not a reliable indicator of our future or expected results, and Annualized Recurring Revenue also does not reflect any actual or anticipated reductions in revenue due to contract non-renewals or service cancellations. Quarterly Net Revenue Retention Rate may fluctuate from quarter to quarter based on the customers that qualify to be included in the cohort used to calculate the metric. As a result, our key operating metrics may not reflect our actual performance, and investors should consider each one of our key operating metrics in light of the assumptions used in calculating the metric and limitations as a result thereof. In addition, investors should not place undue reliance on our key operating metrics as indicators of our future or expected results. Moreover, our key operating metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. See Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition And Results of Operations - "Key Operating Metrics" for more information regarding our key operating metrics.

We may not be able to compete successfully against current and future competitors.

The market for our services is highly competitive, quickly evolving and subject to rapid changes in technology. We expect to continue to face intense competition from our existing competitors as well as additional competition from new market entrants in the future as the market for our services continues to grow.

Our current and potential competitors vary by size, service offerings and geographic region. These competitors may elect to partner with each other or with focused companies to grow their businesses. They include:

•in-house IT departments of our customers and potential customers;
•traditional global IT systems integrators, including large multi-national providers, such as Accenture, Atos, Capgemini, Cognizant, Deloitte, DXC Technology and IBM;
•cloud service providers and digital systems integrators;
•regional managed services providers; and
•colocation solutions providers, such as Equinix, CyrusOne and QTS.

The primary competitive factors in our market are: focus on the cloud, technology and service expertise, customer experience, speed of innovation, strength of relationships with technology partners, automation and scalability, standardized operational processes, geographic reach, brand recognition and reputation and price.

Many of our current and potential competitors have substantially greater financial, technical and marketing resources; relationships with large vendor partners; larger global presence; larger customer bases; longer operating histories; greater brand recognition; and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•develop superior products or services, gain greater market acceptance and expand their service offerings more efficiently or more rapidly;
•adapt to new or emerging technologies and changes in customer requirements more quickly;
•bundle their offerings, including hosting services with other services they provide at reduced prices;

•streamline their operational structure, obtain better pricing or secure more favorable contractual terms, allowing them to deliver services and products at a lower cost;
•take advantage of acquisition, joint venture and other opportunities more readily;
•adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their services, which could cause us to have to lower prices for certain services to remain competitive in the market; and
•devote greater resources to the research and development of their products and services.

To the extent we face increased price competition, we may have to lower the prices of certain of our services in the future to stay competitive, while simultaneously seeking to maintain or improve our revenue and gross margin.

In addition, consolidation activity through strategic mergers, acquisitions and joint ventures may result in new competitors that can offer a broader range of products and services, may have greater scale or a lower cost structure. To the extent such consolidation results in the ability of vertically-integrated companies to offer more integrated services to customers than we can, customers may prefer the single-source approach and direct more business to such competitors, thereby impairing our competitive position. Furthermore, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships. As we look to market and sell our services to potential customers, we must convince their internal stakeholders that our services are superior to their current solutions. If we are unable to anticipate or react to these competitive challenges, our competitive position would weaken, which could adversely affect our business, financial condition and results of operations.

We may from time to time enter into strategic relationships with one or more of our competitors. By way of example, we have non-exclusive managed service provider relationships with AWS, Microsoft and Google and have entered into agreements with colocation service providers to provide us with colocation space.

Our business is highly dependent on our ability to maintain favorable relationships with our third-party cloud infrastructure providers and the ability of those third-party cloud infrastructure providers to provide the services and features that our customers desire.

We have non-exclusive managed service provider relationships with AWS, Microsoft and Google. Some of our customers first select their cloud infrastructure platform provider and then engage us to provide the managed services for the selected platform and, more often than not, we resell the cloud infrastructure to the customer (although some customers may elect to purchase the cloud infrastructure directly from the providers). Our agreements with AWS, Microsoft and Google may be terminated at will by the counterparty. If we are unable to maintain these relationships on favorable terms, or at all, we may not be able to retain our current customers or attract new customers, which could have a material and adverse effect on our business, financial condition and results of operations. Further, if our cloud infrastructure providers are unable to provide the types of services and features that meet customer needs, our customers may migrate to alternative cloud infrastructure providers that we may not have the ability to resell and/or support or may not be able to support on a competitive cost structure, which could have a material and adverse effect on our business, financial condition and results of operations.

We rely on our relationships with third-party cloud infrastructure providers to help drive revenue to our business. Most of these providers offer services that are complementary to our services; however, some may compete with us in one or more of our service offerings. These providers may decide in the future to terminate their agreements with us and/or to market and sell a competitor’s or their own services rather than ours, which could cause our revenue to decline. Also, we derive tangible and intangible benefits from our association with some of these providers, particularly high-profile providers that reach a large number of companies through the Internet. If a substantial number of these providers terminate their relationship with us, our business, financial condition and results of operations could be adversely affected.

Our referral and reseller partners provide revenue to our business, and we benefit from our association with them. The loss of these participants could adversely affect our business.

Our referral and reseller partners drive revenue to our business. Most of these partners offer services that are complementary to our services; however, some may actually compete with us in one or more of our service offerings. These referral and reseller partners may decide in the future to terminate their agreements with us and/or to market and sell a competitor’s or their own services rather than ours, which could cause our revenue to decline. Also, we derive tangible and intangible benefits from our association with some of our referral and reseller partners, particularly high-profile partners that reach a large number of companies through the Internet. If a substantial number of these partners terminate their relationships with us, our business, financial condition and results of operations could be adversely affected.

We also receive payments and credits from some of our referral and reseller partners, including consideration under volume incentive programs and shared marketing expense programs. Our referral and reseller partners may decide to terminate or reduce the benefits under their incentive programs, or change the conditions under which we may obtain such benefits. Any sizable reduction, termination or significant delay in receiving benefits under these programs could adversely impact our business, financial condition and results of operations. If we are unable to timely react to any changes in our referral and reseller partners’ programs, such as the elimination of funding for some of the activities for which we have been compensated in the past, such changes could adversely impact our business, financial condition and results of operations.

If we fail to hire and retain qualified employees and management personnel, our strategies and our business could be harmed.

Our ability to be successful and to execute on our strategies depends on our ability to identify, hire, train and retain qualified executives, IT professionals, technical engineers, software developers, operations employees and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company to grow. Our ability to execute on our sales strategy is also dependent on our ability to identify, hire, train and retain a sufficient number of qualified sales personnel. There is a shortage of qualified personnel in these fields. We compete with other companies for this limited pool of potential employees. Furthermore, the implementation of our strategies will result in changes throughout our business, which may create uncertainty for our employees. Such uncertainties may impair our ability to attract, retain and motivate key personnel and could cause customers, suppliers and others who deal with us to seek to change existing business relationships. In addition, the industry in which we operate is generally characterized by significant competition for skilled personnel, and as our industry becomes more competitive, it could become especially difficult to retain personnel with unique in-demand skills and knowledge, whom we would expect to become recruiting targets for our competitors. There is no assurance that we will be able to recruit or retain qualified personnel or successfully transition knowledge from departing employees, and this failure could cause a dilution of our service-oriented culture and our inability to develop and deliver new services, which could cause our business to be negatively impacted.

Security breaches, cyber-attacks and other interruptions to our or our third-party service providers’ infrastructure may disrupt our internal operations and we may be exposed to claims and liability, lose customers, suffer harm to our reputation, lose business-critical compliance certifications and incur additional costs.

We are materially dependent upon our networks, information technology infrastructure and related technology systems to provide services to our customers and to manage our internal operations. Many of our customers require access to our services on a continuous basis and may be materially impaired by interruptions in our or our third-party service providers’ infrastructure. The services we offer also involve the transmission of large amounts of sensitive and proprietary information over public communications networks, as well as the processing and storage of confidential customer information, which may include information subject to stringent domestic and foreign data protection laws, including those governing personally identifiable information, protected health information or other types of sensitive data. We also process, store and transmit our own data as part of our business and operations, which may include personally identifiable, confidential or proprietary information.

Cyber-attacks have become more prevalent in our industry, and the techniques used to sabotage or obtain unauthorized access to systems are constantly expanding and evolving and may not be recognized until they are successfully launched against a target. Without the proper tools, software, services and processes in place that are necessary to protect against and mitigate harm, we could be continuously susceptible to unauthorized access, infrastructure attacks, malicious file attacks, ransomware, bugs, worms, malicious software programs, remnant data exposure, computer viruses, denial-of-service attacks, accidents, employee error or malfeasance, intentional misconduct by computer “hackers,” state-sponsored cyber-attacks and attempts by outside parties to fraudulently induce our employees or customers to disclose or grant access to our data or our customers’ data. Our current security measures may fail or be inadequate to defeat or mitigate these attacks, and we may be unable to implement additional security measures in a timely manner. Even if implemented, these measures could be circumvented as a result of accidental or intentional actions by parties within or outside of our organization. Additionally, other disruptions can occur, such as infrastructure gaps, hardware and software vulnerabilities, inadequate or missing security controls, exposed or unprotected customer data and the accidental or intentional disclosure of source code or other confidential information by former or current employees. Any such incidents could (i) interfere with the delivery of services to our customers, (ii) impede our customers’ ability to do business, (iii) compromise the security of infrastructure, systems and data, (iv) lead to the dissemination to third parties of proprietary information or sensitive, personal, or confidential data about us, our employees or our customers, including personally identifiable information of individuals involved with our customers and their end users and (v) impact our ability to do business in the ordinary course. Each of these risks could further intensify as we maintain information in digital form stored on servers connected to the Internet, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions. If a breach or other security incident were to occur, it could expose us to increased risk of claims and liability, including litigation, regulatory enforcement, notification obligations and indemnity obligations, as well as loss of existing or potential customers, harm to our reputation, increases in our security costs (including spending material resources to investigate or correct the breach or incident and to prevent future security breaches and incidents), disruption of normal business operations, the impairment or loss of industry certifications and government sanctions (including debarment), all of which could have a material and adverse effect on our business, financial condition and results of operations.

The security of our services is important in our customers’ decisions to purchase or use our services. Threats to our infrastructure may not only affect the data that we own but also the data belonging to our customers. When customers use our services, they rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. We also offer professional services to our customers where we consult on data center solutions and assist with implementations. We offer managed services domestically and in some jurisdictions outside of the U.S. where we manage the data center infrastructure for our customers. An actual or perceived breach of, or other security incident relating to, our cloud storage systems and networks could result in significant loss. In the event of a claim, we could be liable for substantial damage awards that may significantly exceed our liability insurance coverage by unknown but significant amounts, which could have a material and adverse effect on our financial condition and results of operations. Additionally, we cannot be certain that our insurance coverage will cover any claims against us relating to any such incident, will continue to be available to us on economically reasonable terms, or at all, or that our insurers will not deny coverage as to any such claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. The costs could be exacerbated by regulatory fines and penalties, notification costs and the loss of revenue due to brand and reputational harm.

Similar security risks exist with respect to our business partners and the third-party vendors that we rely on for aspects of our IT support services and administrative functions, including the systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers. Our ability to monitor our third-party service providers’ data security is limited. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems. It is also possible that security breaches sustained by, or other security incidents affecting, our competitors could result in negative publicity for our entire industry that indirectly harms our reputation and diminishes demand for our services.

In addition, our customers require and expect that we maintain industry-related compliance certifications, such as International Organization for Standardization (ISO) 27001, Service Organization Controls (SOC 1, 2, 3) and Payment Card Industry (PCI), Federal Information Security Management Act (FISMA), Federal Risk and Authorization Management Program (FedRAMP) and Health Insurance Portability and Accountability Act (HIPAA) in the U.S., Information Security Registered Assessors Program (IRAP) in Australia and Public Services Network (PSN) in the U.K. There are significant costs associated with maintaining existing and implementing any newly-adopted industry-related compliance certifications, including costs associated with retroactively building security controls into services which may involve re-engineering technology, processes and staffing. The inability to maintain applicable compliance certifications could result in monetary fines, disruptive participation in forensic audits due to a breach, security-related control failures, customer contract breaches, customer churn and brand and reputational harm.

Our inability to prevent service disruptions and ensure network uptime could lead to significant costs and could harm our business reputation and have a material and adverse effect on our business, financial condition and results of operations.

Our value proposition to customers is highly dependent on the ability of our existing and potential customers to access our services and platform capabilities at any time and within an acceptable amount of time. We have experienced interruptions in service in the past and may in the future experience service interruptions due to such things as power outages, power equipment failures, cooling equipment failures, network connectivity downtime, routing problems, security issues, hard drive failures, database corruption, system failures, natural disasters, software failures, human and software errors, denial-of-service attacks and other computer failures. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation.

Because our service offerings do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large facilities. Accordingly, any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. The total destruction or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. In addition, it may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our services and platform capabilities become more complex and our user traffic increases. To the extent that our facilities fail or experience downtime or we do not effectively upgrade our systems as needed or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition and results of operations may be adversely affected. Service interruptions continue to be a significant risk for us and could materially and adversely impact our business, financial condition and results of operations.

Any future service interruptions could:

•cause our customers to seek damages for losses incurred;
•delay payment to us by customers;
•result in legal claims against us;
•divert our resources;
•require us to replace existing equipment or add redundant facilities;
•affect our reputation as a reliable provider of hosting services;
•cause existing customers to cancel or elect to not renew their contracts; or
•make it more difficult for us to attract new customers.

Our customer agreements include certain service level commitments to our customers relating primarily to network uptime, critical infrastructure availability and hardware replacement. If we are unable to meet the stated service level commitments, we may be contractually obligated to provide these customers with service credits for a portion of the service fees paid by our customers. As a result, a failure to deliver services for a relatively short duration could cause us to issue these credits to a large number of affected customers. In addition, we cannot be assured that our customers will accept these credits in lieu of other legal remedies that may be available to them. Our failure to meet our commitments could also result in substantial customer dissatisfaction or loss. Our failure to meet our service level commitments to our customers could lead to future loss of revenues and have a material and adverse effect on our business, financial condition and results of operations.

Our ability to operate our data centers relies on access to sufficient and reliable electric power.

Since our data centers rely on third parties to provide power sufficient to meet operational needs, our data centers could have a limited or inadequate amount of electrical resources necessary to meet our customer requirements. We and other data center operators attempt to limit exposure to system downtime due to power outages by using backup generators and power supplies. However, these protections may not limit our exposure to power shortages or outages entirely. Any system downtime resulting from insufficient power resources or power outages could cause physical damage to equipment, increase our susceptibility to security breaches, damage our reputation and lead us to lose current and potential customers, which would harm our business, financial condition and results of operations.

Failure to have reliable Internet, telecommunications and fiber optic network connectivity and capacity may adversely affect our results of operations.

Our success depends in part upon the capacity, reliability and performance of our network infrastructure, including our Internet, telecommunications and fiber optic network connectivity providers. We depend on these companies to provide uninterrupted and error-free service through their telecommunications networks. Some of these providers are also our competitors. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have experienced and expect to continue to experience interruptions or delays in network service. Any failure on our part or the part of our third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services and have a material and adverse effect on our business, financial condition and results of operations. We also can provide no assurances that our redundancy planning will be effective.

As our customers’ usage of telecommunications capacity increases, we will be required to make additional investments in our capacity to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business and results of operations would suffer if our network suppliers increased the prices for their services and we were unable to successfully pass along the increased costs to our customers.

We have overestimated our data center capacity requirements in the past. If we overestimate or underestimate our data center capacity requirements, our business, financial condition and results of operations could be adversely affected.

The costs of building out, leasing and maintaining our data centers constitute a significant portion of our capital and operating expenses. To manage our capacity while minimizing unnecessary excess capacity costs, we continuously evaluate our short and long-term data center capacity requirements, and we have overestimated our data center capacity requirements in the past. However, many of the data center sites that we lease are subject to long-term leases. If our capacity needs are reduced, or if we decide to close a data center, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent for the balance of the lease term. Moreover, as a result of changing technological trends, we have seen customer demand shift towards our offerings provided on the infrastructure of a third-party cloud infrastructure provider, which reduces our data center capacity needs. In addition, the solutions we offer and our customer-based approach may encourage our customers to move to the public cloud, which may reduce our data center capacity needs. If we overestimate our data center capacity requirements and therefore secure excess data center capacity, our operating margins could be materially reduced. If we underestimate our data center capacity requirements, we may not be able to service the expanding needs of our existing customers and may be required to limit new customer acquisition or enter into leases that are not optimal, both of which may materially and adversely impair our business, financial condition and results of operations.

Real or perceived errors, failures or bugs in our customer solutions, software or technology could adversely affect our business, financial condition and results of operations.

Undetected real or perceived errors, failures, bugs or defects may be present or occur in the future in our customer solutions, software or technology or the technology or software we license from third parties, including open source software. Despite testing by us, real or perceived errors, failures, bugs or defects may not be found until our customers use our services. Real or perceived errors, failures, bugs or defects in our customer solutions could result in negative publicity, loss of or delay in market acceptance of our services and harm to our brand, weakening of our competitive position, claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any real or perceived errors, failures, bugs or defects in our customer solutions could also impair our ability to attract new customers, retain existing customers or expand their use of our services, which could adversely affect our business, financial condition and results of operations.

We rely on third-party software that may be difficult to replace, or which could cause errors or failures of our service that could lead to lost customers or harm to our reputation.

We rely on software licensed from third parties to offer our services. This software may not continue to be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business, and there is no guarantee that we would be successful in developing, identifying, obtaining or integrating equivalent or similar technology, which could result in the loss or limiting of our services or features available in our services. Any errors or defects in third-party software or inadequate or delayed support by our third-party licensors could result in errors or a failure of our service, which could harm our business, financial condition and results of operations.

If our third-party vendors, including our third-party software licensors, increase their prices and we are unable to pass those increased costs to our customers, it could have a material and adverse effect on our results of operations.

If third-party vendors increase their prices and we are unable to successfully pass those costs on to our customers, it could have a material and adverse effect on our results of operations. Many of our contracts with our customers give us the flexibility to increase our prices from time to time; however, notwithstanding our contractual right to do so, raising prices may decrease the demand for our services, cause customers to terminate their existing relationships with us or limit our ability to attract new customers.

Our services depend in part on intellectual property and proprietary rights and technology licensed from third parties.

Much of our business and many of our services rely on key technologies developed or licensed by third parties. For example, we sell or otherwise provide licenses to use third-party software in connection with the sale of some of our managed service partner offerings. These third-party software components may become obsolete, defective or incompatible with future versions of our services, or relationships with the third-party licensors may deteriorate, or our agreements with the third-party licensors may expire or be terminated. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our service offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material and adverse effect on our business and results of operations. Furthermore, incorporating intellectual property or proprietary rights licensed from third parties on a non-exclusive basis in our services could limit our ability to protect the intellectual property and proprietary rights in our services and our ability to restrict third parties from developing, selling or otherwise providing similar or competitive technology using the same third-party intellectual property or proprietary rights.

Sales to enterprise customers involve risks that may not be present in or that are present to a greater extent than sales to smaller entities.

We continue to focus our sales efforts on enterprise customers. Sales to such customers generally have longer sales cycles, more complex customer requirements, substantial upfront sales costs and contract terms that are less favorable to us, including as it relates to pricing and limitations on liability. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our solutions, the discretionary nature of purchasing and budget cycles and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete.

Some of our professional services engagements with our clients are based on estimated pricing terms. If our estimates are incorrect, these terms could become unprofitable.

Some of our customer contracts for professional services are fixed-price contracts to which we commit before we provide services to these clients. In pricing such fixed-price client contracts, we are required to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. As a result, the profit that is anticipated at a contract’s inception is not guaranteed. Our estimates reflect our best judgments about the nature of the engagement and our expected costs in providing the contracted services. However, any increased or unexpected costs or any unanticipated delays in connection with our performance of these engagements, including delays caused by our third-party providers or by factors outside our control, could make these contracts less profitable or unprofitable and could have an adverse impact on our business, financial condition or results of operations.

If we fail to maintain, enhance and protect our brand, our ability to expand our customer base will be impaired and our business, financial condition and results of operations may suffer.

We believe that maintaining, enhancing and protecting our brand is important to support the marketing and sale of our existing and future services to new customers and expand sales of our services to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. In June 2020, we undertook a comprehensive rebranding effort, changing the legacy “Rackspace” brand to “Rackspace Technology”, which better communicates our enhanced value proposition to customers. Successfully maintaining, enhancing and protecting our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable services that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to successfully differentiate our services and platform capabilities from competitive services and our ability to obtain, maintain, protect and enforce trademark and other intellectual property protection for our brand. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses incurred in building and maintaining our brand. If we fail to successfully promote, maintain and protect our brand, our business, financial condition and results of operations may be adversely affected.

Our ability to operate and expand our business is susceptible to risks associated with international sales and operations.

We have operations across the globe. We anticipate that a significant portion of our revenue will continue to be derived from sources outside of the U.S. A key element of our strategy is to further expand our customer base internationally and successfully operate data centers in foreign markets. We have limited experience operating in foreign jurisdictions other than the U.K., Australia and Hong Kong and expect to continue to grow our international operations. Managing a global organization is difficult, time consuming and expensive. If we are unable to manage the risks of our global operations and geographic expansion strategy, our business, results of operations and ability to grow could be materially and adversely affected. In addition, conducting international operations subjects us to new risks that we have not generally faced. These risks include:

•localization of our services, including translation into foreign languages and adapting to local practices and regulatory requirements and differing technology standards or customer requirements;
•lack of familiarity with and unexpected changes in foreign regulatory requirements;
•longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•difficulties in managing and staffing international operations;
•fluctuations in currency exchange rates;
•restrictions on the ability to move cash;
•potentially adverse tax consequences, including the complexities of transfer pricing and foreign value added tax systems;
•challenges associated with repatriating earnings generated or held abroad in a tax-efficient manner and changes in tax laws;
•dependence on certain third parties, including channel partners with whom we do not have extensive experience;
•the burdens of complying with a wide variety of foreign laws and legal standards;
•increased financial accounting and reporting burdens and complexities;
•trade regulations and procedures and actions affecting production, pricing and marketing of services, including policies adopted by countries that may champion or otherwise favor domestic companies and technologies over foreign competitors;
•political, social and economic instability and corruption abroad, terrorist attacks, civil unrest and security concerns in general;
•pandemics and public health emergencies, such as COVID-19; and
•reduced or varied protection for intellectual property and proprietary rights in some countries.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

Legal, political and economic uncertainty surrounding the planned exit of the U.K. from the European Union (the “E.U.”), or Brexit, could have a material and adverse effect on our business.

In June 2016, U.K. voters approved a referendum to withdraw the U.K.’s membership from the E.U., which is commonly referred to as “Brexit.” The U.K.’s withdrawal from the E.U. occurred on January 31, 2020, but the U.K. remained in the E.U.’s customs union and single market until December 31, 2020 (the “Transition Period”). During the Transition Period, the E.U. and the U.K. conducted negotiations on trade as well as other matters relating to Brexit. In late December 2020, the U.K. and the E.U. agreed to a new trade agreement (the EU-UK Trade & Co-operation Agreement, or the “Trade Agreement”) to govern their relationship after the Transition Period.

We have operations in the U.K. and the E.U. and, as a result, we face risks associated with the uncertainty and disruptions as a consequence of Brexit that naturally arise from or have not been resolved by the Trade Agreement. These include increased cross-border checks and required customs documentation with respect to the movement of goods between the U.K and the E.U., disruption to the labor supply between the U.K. and the E.U., the potential divergence of the regulatory regimes applicable to our operations between the U.K and the E.U., and importantly, the absence of adequate trade provisions dealing with the services sector (especially for financial services) in the Trade Agreement. Consequently, the continuing uncertainty concerning the U.K.’s legal, political and economic relationship with the E.U. could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. These developments, or the perception that any of them could occur, have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

The long-term effects of Brexit will depend on any further agreements (or lack thereof) between the U.K. and the E.U. and, in particular, any arrangements for the U.K. to retain access to E.U. markets in the service sector. We may also face new regulatory costs and challenges as a result of Brexit that could have an adverse effect on our operations. For example, the U.K. has lost the benefits of global trade agreements negotiated by the E.U. on behalf of its members, which therefore requires the U.K. to agree separate trade agreements with other nations (e.g. the United States) which is likely to result in increased trade barriers that could make our doing business globally more difficult. There may continue to be economic uncertainty surrounding the consequences of Brexit that adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could harm our business.

The ongoing instability and uncertainty in the aftermath of the Trade Agreement could require us to restructure our business operations in the U.K. and the E.U. and could have an adverse impact on our business and employees in the U.K. and E.U.

Failure to develop and maintain adequate internal systems could cause us to be unable to properly provide service to our customers, causing us to lose customers, suffer harm to our reputation and incur additional costs.

Some of our enterprise systems have been designed to support individual service offerings, resulting in a lack of standardization among various internal systems, tools and processes across products, platforms, services, functions and geographies, making it difficult to serve customers who use multiple service offerings. This lack of standardization causes us to implement manual processes to overcome the fragmentation, which can result in increased expense and manual errors.

We continually seek to drive efficiencies in our infrastructure and business processes. Our inability to manage competing priorities, execute multiple concurrent projects, plan and manage resources effectively and meet deadlines and budgets could result in us not being able to implement the systems needed to speed up implementation of customer solutions and deliver our services in a compelling manner to our customers. If we are unable to drive efficiencies in our infrastructure and business processes, our business, financial condition and results of operations could be adversely affected.

We may not be able to renew the leases on our existing facilities on terms acceptable to us, if at all, which could adversely affect our business, financial condition and results of operations.

We do not own the facilities occupied by our current data centers but occupy them pursuant to commercial leasing arrangements. The initial terms of our main existing data center leases expire over the next 18 years. Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. Even if we are able to renew the leases on our existing data centers, we expect that rental rates, which will be determined based on then-prevailing market rates with respect to the renewal option periods and which will be determined by negotiation with the landlord after the renewal option periods, will be higher than rates we currently pay under our existing lease agreements. Migrations to new facilities could also be expensive and present technical challenges that may result in downtime for our affected customers. There can also be no assurances that our plans to mitigate customer downtime for affected customers will be successful. This could damage our reputation and lead us to lose current and potential customers, which could harm our business, financial condition and results of operations.

We rely on a number of third-party providers for data center space, equipment, maintenance and other services, and the loss of, or problems with, one or more of these providers may impede our growth or cause us to lose customers.

We rely on third-party providers to supply data center space, equipment and maintenance. For example, we lease data center space from third-party landlords, purchase equipment from equipment providers and source equipment maintenance through third parties. While we have entered into various agreements for the lease of data center space, equipment, maintenance and other services, the third-party could fail to live up to the contractual obligations under those agreements. For example, a data center landlord may fail to adequately maintain its facilities or provide an appropriate data center infrastructure for which it is responsible. If that were to happen, we would not likely be able to deliver the services to our customers that we have agreed to provide according to our standards or at all. Additionally, if the third parties that we rely on fail to deliver on their obligations, our customers may lose confidence in our company, which would make it likely that we would not be able to retain those customers, and could harm our business, financial condition and results of operations.

We are subject to various laws, directives, regulations, contractual obligations and policies regarding the protection of confidentiality and appropriate use of personal information.

We are subject to a variety of federal, state, local and international laws, directives and regulations, as well as contractual obligations and policies, relating to the collection, use, retention, security, disclosure, transfer and other processing of information, including sensitive, proprietary, healthcare, financial and personal information. The regulatory framework for privacy and security issues worldwide is complex and rapidly evolving and as a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Any failure by us, our suppliers or other parties with whom we do business to comply with our contractual commitments, policies or with federal, state, local or international regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general and legislatures and consumer protection agencies. In addition, security advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these security standards even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the U.K. and the E.U. The E.U.’s data protection landscape recently changed, resulting in possible significant operational costs for internal compliance and risk to our business. The E.U. has adopted the General Data Protection Regulation, or GDPR, which went into effect in May 2018, and together with national legislation, regulations and guidelines of the E.U. member states, contains numerous requirements and changes from previously existing E.U. law, including the increased jurisdictional reach of the European Commission, more robust obligations on data processors and additional requirements for data protection compliance programs by companies. E.U. member states are tasked under the GDPR to enact, and have enacted, certain legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to the U.S. as well as other third countries that have not been found to provide adequate protection to such personal data. While we have taken steps to mitigate the impact on us with respect to transfers of data, such as implementing standard contractual clauses, the efficacy and longevity of these transfer mechanisms remains uncertain. The GDPR also introduced numerous privacy-related changes for companies operating in the E.U., including greater control for data subjects (for example, the “right to be forgotten”), increased data portability for E.U. consumers, data breach notification requirements and increased fines. In particular, under the GDPR, fines of up to 20 million euros or 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

Non-compliance with relevant data privacy laws, directives and regulations, such as the GDPR, could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them.

Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches, and the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. In addition, laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. Further, California recently enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposes obligations on companies that process personal information of California residents. The CCPA was amended prior to going into effect, and it is possible that further amendments will be enacted, but even in its current form it remains unclear how various provisions of the CCPA will be interpreted and enforced. Among other things, the CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our services and platform capabilities, any of which could have an adverse effect on our business.

In addition, our board of directors has adopted a code of conduct that applies to all of our directors, officers and employees which, among other things, sets forth our policies regarding the protection of customer, third party, proprietary and confidential information. We also make public statements about our use and disclosure of personal information through information provided on our website, press statements and our privacy policies, and we have a Chief Privacy Officer that oversees our compliance with these policies. Although we endeavor to comply with our public statements and documentation, including our code of conduct and privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices.

Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, contractual obligations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and have a material and adverse effect on our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, contractual obligations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our services. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our services, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business may be harmed.

Customers could potentially expose us to lawsuits for their lost profits or damages, which could impair our results of operations.

Because our services are critical to many of our customers’ businesses, any significant disruption in our services could result in lost profits or other indirect or consequential damages to our customers. Although we generally require our customers to sign agreements that contain provisions attempting to limit our liability for service outages, we cannot be assured that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption or other Internet site or application problems that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may exceed our liability insurance coverage by unknown but significant amounts, which could materially and adversely impair our business, financial condition and results of operations.

Our clients include national, provincial, state and local governmental entities.

Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•Government entities typically fund projects through appropriated monies and demand is affected by public sector budgetary cycles and funding authorizations. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination.
•Government contracts are subject to heightened reputational and contractual risks compared to contracts with commercial clients. For example, government contracts and the proceedings surrounding them are often subject to more extensive scrutiny and publicity. Negative publicity, including an allegation of improper or illegal activity, regardless of its accuracy, or challenges to government contracts awarded to us, may adversely affect our reputation.
•Government contracts can be challenged by other interested parties and such challenges, even if unsuccessful, can increase costs, cause delays and defer project implementation and revenue recognition.
•Terms and conditions of government contracts also tend to be more onerous and are often more difficult to negotiate. For example, these contracts often contain high liability for breaches and feature less favorable payment terms and sometimes require us to take on liability for the performance of third parties.
•Political and economic factors such as pending elections, the outcome of elections, changes in leadership among key executive or legislative decision makers, revisions to governmental tax or other policies and reduced tax revenues can affect the number and terms of new government contracts signed or the speed at which new contracts are signed, decrease future levels of spending and authorizations for programs that we bid, shift spending priorities to programs in areas for which we do not provide services and/or lead to changes in enforcement or how compliance with relevant rules or laws is assessed.
•If a government client discovers improper or illegal activities during audits or investigations, we may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities.
•U.S. government contracting regulations impose strict compliance and disclosure obligations. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil U.S. False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters also could lead to audits or investigations and other civil, criminal or administrative sanctions.
The occurrences or conditions described above could affect not only our business with the government entities involved, but also our business with other entities of the same or other governmental bodies or with certain commercial clients and could have a material and adverse effect on our results of operations.

In addition, the success of our government solutions business is highly dependent on our FISMA and FedRAMP certifications which evidence our ability to meet certain federal government security compliance requirements. Failure to maintain the FedRAMP certification would result in a breach in many of our government contracts, which in turn, could subject us to liability and result in reputational harm and customer and employee attrition. Further, government contracts are increasingly requiring that FedRAMP-authorized service offerings be hosted on public cloud infrastructure. In the event that we are unable to expand the scope of our FedRAMP-authorized service offerings accordingly, it may impair our ability to successfully bid on government contracts.

Our operations and operations of our third-party channel partners in countries outside of the U.S. are subject to a number of anti-corruption, anti-bribery, anti-money laundering and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.

We operate internationally and must comply with complex foreign and U.S. laws including the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 and the United Nations Convention Against Corruption, which prohibit engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We must also comply with economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals, as well as other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. We do business and may in the future do additional business in countries and regions in which we may face, directly or indirectly, corrupt demands by officials or by private entities in which corrupt offers are expected. Furthermore, many of our operations require us to use third parties to conduct business or to interact with people who are deemed to be governmental officials under the FCPA. Thus, we face the risk of unauthorized payments or offers of payments or other things of value by our employees, contractors or agents. While it is our policy to implement compliance procedures to prohibit these practices, our due diligence policy and the procedures we undertake may not sufficiently vet our third-party channel partners for these risks prior to entering into a contractual relationship with them. As a result, despite our policies and any safeguards and any future improvements made to them, our employees, contractors, third-party channel partners and agents may engage in conduct for which we might be held responsible, regardless of whether such conduct occurs within or outside the United States. We may also be held responsible for any violations by an acquired company that occurs prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. A violation of any of these laws, even if prohibited by our policies, may result in severe criminal and/or civil sanctions and other penalties and could have a material and adverse effect on our business.

Compliance with U.S. regulations on trade sanctions and embargoes administered by OFAC and the U.S. Commerce Department also poses a risk to us. We cannot provide services to certain countries subject to U.S. trade sanctions. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. Any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges. For example, in 2017, prior to our acquisition of Datapipe Parent, Inc. ("Datapipe"), one of Datapipe’s European subsidiaries provided network interconnectivity and distributed denial of attack protection service to an Iranian entity subject to OFAC sanctions. Datapipe self-reported the instance to OFAC and we have taken remedial measures to safeguard against re-occurrence. If we provide services to sanctioned targets in the future in violation of applicable export laws or economic sanctions, we could be subject to government investigations, penalties and reputational harm.

Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Certain of our international operations are conducted in countries or regions experiencing corruption or instability, which subjects us to heightened legal and economic risks.

We do business and may in the future do additional business in certain countries or regions in which corruption is a serious problem. Moreover, to effectively compete in certain non-U.S. jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. In certain instances, these local operators, partners or agents may have interests that are not always aligned with ours. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or being held liable under any anti-corruption laws for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to such anti-corruption laws. Any determination that we have violated anti-corruption laws could have a material and adverse effect on our business, results of operations, reputation or prospects.

We may be liable for the material that content providers distribute over our network, and we may have to terminate customers that provide content that is determined to be illegal, which could adversely affect our results of operations.

The laws relating to the liability of private network operators for information carried on, stored on, or disseminated through their networks are unsettled or evolving in many jurisdictions. We have been and expect to continue to be subject to legal claims relating to the content disseminated on our network, including claims under The Digital Millennium Copyright Act of 1998, other similar legislation, regulation and common law. In addition, there are other potential customer activities, such as online gambling and pornography, where we, in our role as a hosting provider, may be held liable as an aider or abettor of our customers. If we need to take costly measures to reduce our exposure to these risks, terminate customer relationships and the associated revenue or defend ourselves against such claims, our business, financial condition and results of operations could be negatively affected.

Government regulation is continuously evolving and, depending on its evolution, may adversely affect our business, financial condition and results of operations.

We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. These regulations and laws may cover taxation, privacy, data protection, pricing, content, intellectual property and proprietary rights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications, consumer protection, web services, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites and the characteristics and quality of services. These laws can be costly to comply with, can be a significant diversion to management’s time and effort and can subject us to claims or other remedies, as well as negative publicity. Many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues that the Internet and related technologies currently produce. Some of the laws that do reference the Internet and related technologies have been and continue to be interpreted by the courts, but their applicability and scope remain largely uncertain.

Any failure by us to identify, manage, complete and integrate acquisitions and other significant transactions, including dispositions, successfully could harm our business, financial condition and results of operations.

As part of our strategy, we expect to continue to acquire companies or businesses, enter into strategic alliances and joint ventures and make investments to further our business, both domestically and globally (“Strategic Transactions”). Risks associated with these Strategic Transactions include the following, any of which could adversely affect our business, financial condition and results of operations:

•If we fail to identify and successfully complete and integrate Strategic Transactions that further our strategic objectives, we may be required to expend resources to develop services and technology internally, which may put us at a competitive disadvantage.
•Due to the inherent limitations in the due diligence process, we may not identify all events and circumstances that could impact the valuation or performance of a Strategic Transaction and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed.
•Managing Strategic Transactions requires varying levels of management resources, which may divert our attention from other business operations.

•We have not realized all anticipated benefits, synergies and cost-savings initiatives from certain previous Strategic Transactions, and in the future, we may not fully realize all or any of the anticipated benefits of any particular Strategic Transaction.
•We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, whether known or unknown.
•Our organizational structure could make it difficult for us to efficiently integrate the Strategic Transactions into our on-going operations and retain and assimilate employees of our organization or those of the acquired business. If key employees depart because of integration issues, or if customers, suppliers or others seek to change their dealings with us because of these changes, our business could be negatively impacted.
•Certain previous Strategic Transactions have resulted, and in the future any such Strategic Transactions by us may result, in significant costs and expenses, including those related to severance pay, early retirement costs, employee benefit costs, charges from the elimination of duplicative facilities, other liabilities, legal, accounting and financial advisory fees and required payments to executive officers and key employees under retention plans.
•We may issue equity or equity-linked securities or borrow to finance Strategic Transactions, and the amount and terms of any potential future acquisition-related or other dilutive issuance of equity or borrowings, as well as other factors, could negatively affect our financial condition and results of operations.
In addition, we may divest assets or businesses that are no longer a part of our strategy. These divestitures similarly require significant investment of time and resources, may disrupt our business and distract management from other responsibilities and may result in losses on disposition or continued financial involvement in the divested business, including through indemnification or other financial arrangements, for a period following the transaction, which could adversely affect our business, financial condition and results of operations.

Our results of operations could be materially and adversely affected by fluctuations in foreign currency exchange rates.

Although we report our results of operations in U.S. dollars, a significant portion of our revenue and expenses are denominated in currencies other than the U.S. dollar. Further, the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in the functional currency of our company or our subsidiaries, respectively. However, some of our customers are currently invoiced in currencies other than the applicable functional currency. As a result, we may incur foreign currency losses based on changes in exchange rates between the date of the invoice and the date of collection. In addition, large changes in foreign exchange rates relative to our functional currencies could increase the costs of our services to non-U.S. customers relative to local competitors, thereby causing us to lose existing or potential customers to these local competitors. Thus, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates. Further, as we grow our international operations, our exposure to foreign currency risk could become more significant. We have entered into, and in the future we may enter into, foreign currency hedging contracts to reduce foreign currency volatility. However, we currently do not maintain foreign currency hedging contracts with respect to all our foreign currencies, and any contracts we have or may enter into may not fully mitigate our foreign currency risk, may prove disadvantageous or may create additional risks.

We are exposed to commodity and market price risks that affect our results of operations.

We consume a large quantity of power to operate our data centers and as such are exposed to risk associated with fluctuations in the price of power. During 2020, we incurred approximately $40 million in costs to power our data centers. We anticipate an increase in our consumption of power in the future if our private cloud sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Certain of our data centers are located within deregulated energy markets. Power costs have historically tracked the general costs of energy and continued increases in electricity costs may negatively impact our gross margins. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption. If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost. Therefore, increases in our power costs could result in lower gross margins and materially and adversely impact our results of operations.

Concerns about greenhouse gas emissions and global climate change may result in environmental taxes, charges, assessments or penalties, resulting in increased electricity prices.

The effects of human activity on the global climate change have attracted considerable public and scientific attention, as well as the attention of the U.S. government. Efforts are being made to reduce greenhouse emissions, particularly those from coal combustion by power plants, some of which we rely upon for power. The added cost of any environmental taxes, charges, assessments or penalties levied on these power plants could be passed on to us, increasing the cost to run our data centers. Additionally, environmental taxes, charges, assessments or penalties could be levied directly on us in proportion to our carbon footprint. Any enactment of laws or passage of regulations regarding greenhouse gas emissions by the U.S., or any domestic or foreign jurisdiction we perform business in, could adversely affect our business, financial condition and results of operations.

We utilize open source software in providing a substantial portion of our services. Our use of open source software, and our contributions to open source projects, could impose limitations on our ability to provide our services, expose us to litigation, cause us to impair our assets and allow third parties to access and use software and technology that we use in our business, all of which could adversely affect our business, financial condition and results of operations.

We utilize open source software, including Linux-based software, in providing a substantial portion of our services and we expect to continue to incorporate open source software in a substantial portion of our services in the future. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to offer our services. Moreover, we cannot ensure that we have not incorporated additional open source software in a manner that is inconsistent with the terms of the applicable license. If we fail to comply with these licenses, or if we combine our proprietary software with open source software in a certain manner, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available the source code for modifications or derivative works we create based upon, incorporating or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses.

Additionally, the use and distribution of open source software can lead to greater risks than the use of third-party commercial software, as some open source projects have known vulnerabilities and open source software does not come with warranties or other contractual protections regarding infringement claims or the quality of the code. From time to time parties have asserted claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes their intellectual property rights. We have been subject to suits, and could be subject to suits in the future, by parties claiming infringement of intellectual property rights with respect to what we believe to be open source software. Litigation could be costly for us to defend, and in such an event, we could be required to seek licenses from third parties to continue using such software or offering certain of our services or to discontinue the use of such software or the sale of our affected services in the event we could not obtain such licenses, any of which could adversely affect our business, financial condition and results of operations.

We also participate in open source projects, including contributing portions of our proprietary software code to such open source projects. Our participation in open source projects, and our use of open source solutions in a substantial portion of our services, could result in an impairment of design and development assets. In addition, our activities with these open source projects could subject us to additional risks of litigation, including indirect infringement claims based on third-party contributors because of our participation in these projects. Furthermore, our participation in open source projects may allow third parties, including our competitors, to have access to software that we use in our business, which could limit our ability to restrict third parties from developing, selling or otherwise providing similar or competitive technology or services, and which may enable our competitors to provide similar services with lower development effort and time, which could ultimately result in a loss of sales for us. While we may be able to claim protection of our intellectual property under other rights, such as trade secrets or contractual rights, our participation in open source projects limits our ability to assert certain of our patent rights against third parties (even if we were to conclude that their use infringes our patents with competing offerings), unless such third parties assert patent rights against us. This limitation on our ability to assert our patent rights against others could harm our business and ability to compete.

Our business is dependent on our ability to continue to obtain, maintain, protect and enforce the intellectual property and proprietary rights on which our business relies. If we are not successful in obtaining, maintaining, protecting and enforcing our intellectual property and proprietary rights, our business, financial condition and results of operations could be materially and adversely affected.

In addition to our use of open source software, we rely on patent, copyright, trademark, service mark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property and proprietary rights, all of which provide only limited protection. For example, we do not have any patent rights related to our proprietary tools, technology, processes and systems, including Rackspace Fabric, and rely on confidentiality agreements to protect such proprietary rights. We cannot assure you that any future patent, copyright, trademark or service mark registrations will be issued for pending or future applications or that any registered or unregistered copyrights, trademarks or service marks will be enforceable or provide adequate protection of our intellectual property and proprietary rights. Furthermore, the legal standards relating to the validity, enforceability and scope of protection of intellectual property and proprietary rights are uncertain.

We regard our trademarks, trade names and service marks as having significant value, and our brand is an important factor in the marketing of our services. We intend to rely on both registration and common law protection for our trademarks. However, we may be unable to prevent competitors from acquiring trademarks or service marks and other intellectual property and proprietary rights that are similar to, infringe upon, misappropriate, violate or diminish the value of our trademarks and service marks and our other intellectual property and proprietary rights. The value of our intellectual property and proprietary rights could diminish if others assert rights in or ownership of our intellectual property or proprietary rights, or in trademarks that are similar to our trademarks.

We also endeavor to enter into agreements with our employees, contractors and parties with whom we do business to limit access to and disclosure of our proprietary information. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, including our know-how and trade secrets. Additionally, we currently have patents issued and patent applications pending in the U.S. and the E.U., primarily related to our historical, legacy offerings such as OpenStack Public Cloud. However, our patent applications may be challenged and/or ultimately rejected, and our issued patents may be contested, circumvented, found unenforceable or invalidated. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications owned by or licensed to us in the future may not provide us with competitive advantages, or may be circumvented or successfully challenged, invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. There may be issued patents, or pending patent applications that may result in issued patents, of which we are not aware held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or services.

Third parties may independently develop technologies that are substantially equivalent, superior to, or otherwise competitive to the technologies we employ in our services or that infringe, misappropriate or otherwise violate our intellectual property and proprietary rights. If we fail to protect our intellectual property and proprietary rights adequately, our competitors may gain access to our proprietary technology and develop and commercialize substantially identical services or technologies, and the steps we have taken may not prevent unauthorized use, access, distribution, misappropriation, reverse engineering or disclosure of our intellectual property and proprietary information, including our know-how and trade secrets. Enforcement of our intellectual property and proprietary rights also depends on successful legal actions against infringers and parties who misappropriate or otherwise violate our intellectual property and proprietary rights, including our proprietary information and trade secrets, but these actions may not be successful, even when our rights have been infringed, misappropriated or otherwise violated. In addition, the laws of some foreign countries do not protect our intellectual property and proprietary rights to the same extent as the laws of the U.S., and patent, trademark, copyright and trade secret protection may not be available to us in every country in which our services are available.

Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our intellectual property and proprietary rights, including our technology and information, without authorization. Policing unauthorized use of our proprietary technologies and other intellectual property and our services is difficult, time-consuming and costly, and litigation could become necessary in the future to protect or enforce our intellectual property and proprietary rights. Any such litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources and harm our business and results of operations. Furthermore, any such litigation may ultimately be unsuccessful and could result in the impairment or loss of portions of our intellectual property and proprietary rights. Additionally, our efforts to enforce our intellectual property and proprietary rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property and proprietary rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property and proprietary rights.

Third-party claims of intellectual property or proprietary right infringement, misappropriation or other violation may be costly to defend and may limit or disrupt our ability to sell our services.

Third-party claims of intellectual property or proprietary right infringement, misappropriation or other violation are commonplace in technology-related industries. Companies in the technology industry, holding companies, non-practicing entities and other adverse intellectual property owners who may or may not have relevant service revenue, but are seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, service marks and trade secrets and frequently make claims of allegations of infringement, misappropriation or other violations of intellectual property and proprietary rights and may pursue litigation against us. These or other parties have claimed in the past, and could claim in the future, that we have misappropriated, violated, infringed or misused intellectual property proprietary rights. We could incur substantial costs in defending any such litigation, and any such litigation, regardless of merit or outcome, could be time consuming and expensive to settle or litigate and could divert the attention of our technical and management personnel and could harm our business, results of operations and reputation. An adverse determination in any such litigation could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe, misappropriate or otherwise violate, which could be costly, time-consuming or impossible, or require us to obtain a costly and/or unfavorable license. Certain of our agreements with our customers and other third parties include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of intellectual property rights. For any intellectual property or proprietary right claim against us or our customers or such other third parties, we may also have to pay damages (including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s rights), indemnify our customers or such other third parties against damages or stop using technology or intellectual property found to be in violation of a third party’s rights, which could harm our business. We may be unable to replace or obtain a license for those technologies with technologies that have the same features or functionality and that are of equal quality and performance standards on commercially reasonable terms or at all. Licensing replacement technologies and intellectual property may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. We may also be required to develop alternative technology and intellectual property that is non-infringing, misappropriating or violating, which could require significant effort, time and expense and ultimately may not be an alternative that functions as well as the original or is accepted in the marketplace.

We may have additional tax liabilities.

We are subject to a variety of taxes and tax collection obligations in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. We may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in laws, regulations, administrative practices, principles and interpretations related to tax, including changes to the global tax framework, competition and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political and other conditions, or certain jurisdictions aggressively interpreting their laws in an effort to raise additional tax revenue. An increasing number of jurisdictions are considering or have unilaterally adopted laws or country-by-country reporting requirements that could adversely affect our effective tax rates or result in other costs to us which could adversely affect our operating results.

We are also currently subject to tax audits in various jurisdictions, and these jurisdictions may assess additional tax liabilities against us. Developments in an audit, investigation or other tax controversy could have a material and adverse effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the final outcome of audits, investigations and any other tax controversies could be materially different from our historical tax accruals.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material and adverse impact on our business, financial condition and results of operations.

The U.S. government has adopted a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods, including information and communication technology products. These measures may materially increase costs for goods imported into the U.S. This in turn could mean that a larger portion of our customer’s IT spending will be made on hardware costs and less will be available to spend on our services, which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our substantial indebtedness could materially and adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

We are a highly leveraged company. As of December 31, 2020, we had $3,410.6 million face value of outstanding indebtedness, in addition to $375.0 million of undrawn commitments under our senior secured first lien revolving credit facility (the “Revolving Credit Facility”) (without any letters of credit outstanding). Our outstanding indebtedness as of December 31, 2020 included $2,795.6 million of borrowings under our senior secured first lien term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Facilities”), $550.0 million of 5.375% Senior Notes due 2028 (the "5.375% Senior Notes") and $65.0 million of borrowings under the Receivables Financing Facility. For the years ended December 31, 2019 and 2020, we made total debt service payments, consisting of required principal and interest payments, of approximately $280.6 million and $245.6 million, respectively, which represented 95.8% and 210.4%, respectively, of our cash flow from operations (or 51.5% and 73.7%, respectively, of our cash flow from operations calculated prior to any deductions for cash interest payments).

As of December 31, 2020, on an as adjusted basis after giving effect to the February 2021 refinancing transactions, as discussed elsewhere in this report, we would have had $3,465.0 million face value of outstanding indebtedness (excluding capital leases and finance lease obligations), in addition to $375.0 million of undrawn commitments under the Revolving Credit Facility (without any letters of credit outstanding). For the year ended December 31, 2020, on an as adjusted basis after giving effect to the February 2021 refinancing transactions, we would have had total debt service payment obligations, consisting of required principal and interest payments, of approximately $167.9 million.

Our substantial indebtedness could have important consequences. For example, it could:

•limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;
•make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing the 5.375% Senior Notes (the “5.375% Indenture”), the indenture governing the 3.50% Senior Secured Notes due 2028 (the "3.50% Indenture" and, together with the 5.375% Indenture, the "Indentures"), the credit agreement governing the Senior Facilities (the “First Lien Credit Agreement”) and agreements governing other indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and the repayment of our indebtedness, thereby reducing funds available to us for other purposes;
•limit our flexibility in planning for, or reacting to, changes in our operations or business;
•make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•impact our rent expense on leased space and interest expense from financing leases, which could be significant;

•make us more vulnerable to downturns in our business, our industry or the economy;
•restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies or exploiting business opportunities;
•cause us to make non-strategic divestitures;
•limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets;
•prevent us from raising the funds necessary to repurchase all 5.375% Senior Notes or 3.50% Senior Secured Notes due 2028 (the "3.50% Senior Secured Notes") tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute an event of default under the 5.375% Indenture or the 3.50% Indenture, or refinance the Senior Facilities upon a change of control, which is an event of default under the First Lien Credit Agreement; or
•expose us to the risk of increased interest rates, as certain of our borrowings, including borrowings under the Senior Facilities and the Receivables Financing Facility, are at variable rates of interest.

In addition, the First Lien Credit Agreement, the 5.375% Indenture and the 3.50% Indenture contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.
Despite our substantial indebtedness, we may still be able to incur significantly more debt, including secured debt, which could intensify the risks associated with our indebtedness.

We and our subsidiaries may be able to incur substantial indebtedness in the future. Although the terms of the 5.375% Indenture, the 3.50% Indenture, and the First Lien Credit Agreement contain restrictions on our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. These restrictions do not prevent us from incurring indebtedness or our subsidiaries from incurring obligations that do not constitute indebtedness under the terms of the 5.375% Indenture, the 3.50% Indenture, and the First Lien Credit Agreement. To the extent that we incur additional indebtedness or such other obligations, the risk associated with our substantial indebtedness as described above under the risk factor “Our substantial indebtedness could materially and adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments,” including our potential inability to service our debt, will increase.

As of December 31, 2020, we had $375.0 million available for additional borrowing under the Revolving Credit Facility portion of our Senior Facilities (without any letters of credit outstanding), all of which would be secured. In addition to the 5.375% Senior Notes, the 3.50% Senior Secured Notes and our borrowings under the Senior Facilities and the Receivables Financing Facility, the covenants under the 5.375% Indenture, the 3.50% Indenture, and the First Lien Credit Agreement and the covenants under any other of our existing or future debt instruments allow us to incur a significant amount of additional indebtedness and, subject to certain limitations, such additional indebtedness could be secured.

We may not be able to generate sufficient cash to service all of our indebtedness and to fund our working capital and capital expenditures and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our debt obligations will depend upon, among other things:

•our future financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control;
•our future ability to refinance or restructure our existing debt obligations, which depends on among other things, the condition of the capital markets, our financial condition and the terms of existing or future debt agreements; and
•our future ability to borrow under our Revolving Credit Facility, the availability of which depends on, among other things, our compliance with the covenants in the First Lien Credit Agreement.

We cannot assure you that our business will generate cash flow from operations, or that we will be able to draw under our Revolving Credit Facility, Receivables Financing Facility or otherwise, in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient to service our indebtedness and other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We cannot assure you that we will be able to restructure or refinance any of our debt on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including the First Lien Credit Agreement and the 5.375% Indenture and the 3.50% Indenture, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations when due. Our equityholders, including Apollo and its affiliates, have no continuing obligation to provide us with debt or equity financing. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would result in a material and adverse effect on our financial condition and results of operations.

If we cannot make scheduled payments on our indebtedness, we will be in default, and holders of the 5.375% Senior Notes and the 3.50% Senior Secured Notes and the lenders under the Senior Facilities could declare all outstanding principal and interest to be due and payable, the lenders under the Senior Facilities could terminate their commitments to loan money, our secured lenders (including the lenders under the Senior Facilities) and holders of the 3.50% Senior Secured Notes could foreclose against the assets securing their indebtedness and we could be forced into bankruptcy or liquidation.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The First Lien Credit Agreement and the Indentures contain, and any other existing or future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our subsidiaries’ ability to, among other things:

•incur additional debt, guarantee indebtedness or issue certain preferred shares;
•pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock or make other restricted payments;
•prepay, redeem or repurchase certain debt;
•make loans or certain investments;
•sell certain assets;
•create liens on certain assets;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•enter into certain transactions with our affiliates;
•substantially alter the businesses we conduct;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•designate our subsidiaries as unrestricted subsidiaries.
In addition, the Revolving Credit Facility requires us to comply with a net first lien leverage ratio under certain circumstances and the Receivables Financing Facility requires us to comply with a leverage ratio and an interest coverage ratio.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. A failure to comply with the covenants in the First Lien Credit Agreement, the 5.375% Indenture, the 3.50% Indenture, the Receivables Financing Facility or any of our other existing or future indebtedness could result in an event of default under the applicable agreements governing such indebtedness, which, if not cured or waived, could have a material and adverse effect on our business, financial condition and results of operations. In the event of any such event of default, the lenders under the Senior Facilities and/or the Receivables Financing Facility, as applicable:

•will not be required to lend any additional amounts to us;
•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit;
•could require us to apply our available cash to repay these borrowings; or
•could effectively prevent us from making debt service payments on the 5.375% Senior Notes and the 3.50% Senior Secured Notes;
any of which could result in an event of default under the 5.375% Indenture and the 3.50% Indenture.
Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the Senior Facilities and/or the Receivables Financing Facility and any of our other existing or future secured indebtedness could proceed against the collateral granted to them to secure the Senior Facilities, the Receivables Financing Facility or such other indebtedness. We have pledged substantially all of our assets as collateral under the Senior Facilities and have pledged certain of our accounts receivable as collateral under the Receivables Financing Facility.

If any of our outstanding indebtedness under the Senior Facilities, the Receivables Financing Facility or our other indebtedness, including the 5.375% Senior Notes and the 3.50% Senior Secured Notes, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Facilities and the Receivables Financing Facility are at variable rates of interest and expose us to interest rate risk. As of December 31, 2020, on an as adjusted basis after giving effect to the February 2021 refinancing transactions and assuming the Revolving Credit Facility and the Receivables Financing Facility were each fully drawn, each 0.125% change in assumed blended interest rates would result in an approximately $3.4 million change in annual interest expense on indebtedness under the Senior Facilities and the Receivables Financing Facility. We have entered into, and in the future we may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, we currently do not maintain interest rate swaps with respect to all our variable rate indebtedness, and any swaps we have or may enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.

The phase-out of LIBOR could increase our interest expense and have a material adverse effect on us.

Borrowings under our Senior Facilities and the Receivables Financing Facility use the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate. The Financial Conduct Authority of the United Kingdom has announced that it plans to phase out LIBOR by June 2023. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after June 2023. Although our borrowing arrangements provide for alternative base rates, those alternative base rates historically would often have led to increased interest rates, in some cases significantly higher, than those we paid based on LIBOR, and may similarly be higher in the future. Therefore, if LIBOR ceases to exist, the interest rates on our Senior Facilities and the Receivables Financing Facility will likely change.

The consequences of the phase out of LIBOR cannot be entirely predicted at this time. Any alternative rate for calculating interest with respect to our outstanding indebtedness may not be as favorable or perform in the same manner as LIBOR and could lead to an increase in our interest expense or could impact our ability to refinance some or all of our existing indebtedness. In addition, the transition process may involve, among other things, increased volatility or illiquidity in financial markets, which could also have an adverse effect on us whether or not any replacement rate applicable to our borrowings is affected. Any such effects of the transition away from LIBOR, as well as other unforeseen impacts, may result in increased interest expense and other expenses, difficulties, complications or delays in connection with future financing efforts or otherwise have an adverse impact on our financial condition.

Any downgrade in our credit ratings could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.

Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt. Our outstanding debt under the Senior Facilities, the 5.375% Senior Notes and the 3.50% Senior Secured Notes currently has non-investment grade ratings. Certain of these organizations have downgraded our credit ratings in the past. There can be no assurance that any rating assigned to any of our debt securities or loans will remain in effect for any given period or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.

Any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could:

•adversely affect the market price of some or all our outstanding debt securities or loans;
•limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all;
•result in new or more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur;
•increase our cost of borrowing; and
•impact our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price may fluctuate significantly.

The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control. The following factors could affect our stock price:

•our operating and financial performance and prospects;
•quarterly variations in the rate of growth (if any) of our financial or operational indicators, such as earnings per share, net income, revenues, Non-GAAP Net Income, Non-GAAP Operating Profit, Adjusted EBITDA, Bookings, Annualized Recurring Revenue and Quarterly Net Revenue Retention Rate;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•strategic actions by our competitors;
•changes in operating performance and the stock market valuations of other companies;
•announcements related to litigation;
•our failure to meet revenue or earnings estimates made by research analysts or other investors;
•changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•speculation in the press or investment community;
•sales of our common stock by us or our stockholders, or the perception that such sales may occur;

•changes in accounting principles, policies, guidance, interpretations or standards;
•additions or departures of key management personnel;
•actions by our stockholders;
•general market conditions;
•domestic and international economic, legal and regulatory factors unrelated to our performance;
•material weakness in our internal control over financial reporting; and
•the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.
The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, financial condition and results of operations.

Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.

As of December 31, 2020, we had 201.8 million shares of common stock outstanding and approximately 21.3 million shares of common stock underlying outstanding options and restricted stock units under the Rackspace Technology, Inc. Equity Incentive Plan (the “2017 Incentive Plan”) and the Rackspace Technology, Inc. 2020 Equity Incentive Plan (the “2020 Incentive Plan”), and we have reserved an additional 22.7 million shares of common stock for issuance under the 2020 Incentive Plan and 11.1 million shares of common stock for issuance under the Employee Stock Purchase Plan (the "ESPP") and we may be required to issue additional shares of common stock to an affiliate of ABRY Partners, LLC and ABRY Partners II, LLC (collectively, "ABRY") under the merger agreement related to the acquisition of Datapipe. In addition, certain of our existing stockholders, including the Apollo Funds, Searchlight Capital Partners L.P ("Searchlight") and ABRY, have certain rights to require us to register the sale of common stock held by them including in connection with underwritten offerings. Additionally, we filed a registration statement in respect of all shares of common stock that we may issue under the 2017 Incentive Plan, the 2020 Incentive Plan and the ESPP. After registration, these shares can be freely sold in the public market upon issuance. Sales of significant amounts of stock in the public market upon expiration of applicable lock-up agreements, the perception that such sales may occur, or early release of any lock-up agreements, could adversely affect prevailing market prices of our common stock or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.

We will incur significant costs and devote substantial management time as a result of operating as a public company.

As a public company, we will continue to incur significant legal, accounting and other expenses. For example, we are required to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act beginning with our annual report for the year ended December 31, 2021, as well as rules and regulations subsequently implemented by the SEC and heightened auditing standards, and the Nasdaq Stock Market LLC ("Nasdaq"), our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The rules governing management’s assessment of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, our management and other personnel may need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring significant expenses and devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act, including with respect to compliance with the requirements of Section 404(b) of the Sarbanes-Oxley Act beginning with our annual report for the year ended December 31, 2021. In that regard, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Furthermore, if we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our consolidated financial statements and fail in meeting our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from Nasdaq, regulatory investigations, civil or criminal sanctions and litigation, any of which would have a material and adverse effect on our business, financial condition and results of operations. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing and materiality of such costs.

We continue to be controlled by the Apollo Funds, and Apollo’s interests may conflict with our interests and the interests of other stockholders.

As of December 31, 2020, the Apollo Funds beneficially owned approximately 64% of the voting power of our outstanding common stock. Therefore, individuals affiliated with Apollo will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, entering into significant corporate transactions such as mergers, tender offers, the sale of all or substantially all of our assets and issuance of additional debt or equity. The interests of Apollo and its affiliates, including the Apollo Funds, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by the Apollo Funds could delay, defer or prevent a change in control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as the Apollo Funds continue to directly or indirectly beneficially own a significant amount of our equity, even if such amount is less than 50%, the Apollo Funds will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions. The Apollo Funds also have a right to nominate a number of directors comprising a percentage of our board of directors in accordance with their beneficial ownership of the voting power of our outstanding common stock (rounded up to the nearest whole number), which currently represents at least a majority of our board of directors. In addition, we have an executive committee that serves at the discretion of our board of directors and includes two members nominated by the Apollo Funds, who are authorized to take actions (subject to certain exceptions) that they reasonably determine are appropriate.

We are a “controlled company” within the meaning of Nasdaq’s rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

The Apollo Funds will continue to control a majority of the voting power of our outstanding voting stock, and as a result we will continue to be a controlled company within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

• a majority of the board of directors consist of independent directors;

• the nominating and corporate governance committee be composed entirely of independent directors or otherwise require that the nominees for directors are determined or recommended to our board of directors by the independent members of our board of directors pursuant to a formal resolution addressing the nominations process and such related matters as may be required under the federal securities laws; and
• the compensation committee be composed entirely of independent directors.
We intend to utilize these exemptions as long as we remain a controlled company. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. There can be no assurances that we will remain a “controlled company” and, following the loss of such status, we may need to modify our board and committee compositions in order to be in compliance with applicable Nasdaq rules.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers, including for payments in respect of our indebtedness, from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources." Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them and we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We do not anticipate paying any dividends in the foreseeable future on our common stock. We intend to retain all future earnings for the operation and expansion of our business and the repayment of outstanding debt. Our Senior Facilities and the Indentures contain, and any future indebtedness likely will contain, restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to pay dividends and make other restricted payments.

If securities or industry analysts do not publish research or reports about our business or publish negative reports, our stock price could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our common stock, publishes unfavorable research about our business or if our operating results do not meet their expectations, our stock price could decline.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.
ITEM 2 – PROPERTIES

Office Space

We lease our corporate headquarters facility in Windcrest, Texas, which is in the San Antonio, Texas area and consists of a 1.2 million square foot facility located on 67 acres of land. We are currently using approximately 0.7 million square feet of office space. In addition to our corporate headquarters, we lease office locations throughout the U.S., Europe, the Asia Pacific Region, Mexico and other locations throughout the world. To retain operational flexibility, we are increasingly utilizing shorter-term shared office facilities rather than entering into traditional longer-term office leases.

Data Centers

As of December 31, 2020, we leased data centers located across the U.S., the U.K., Hong Kong, Australia and other locations throughout the world.

We believe that our existing office space and data center facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future to meet our anticipated needs.

ITEM 3 – LEGAL PROCEEDINGS

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

We are not party to any litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material and adverse effect on our business, financial position or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Stock Market, under the symbol "RXT" since August 5, 2020. Prior to that date, there was no public market for our common stock.

Holders of Record

As of February 19, 2021, there were 41 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Dividend Policy

We have not to date paid any cash dividends on our common stock and we currently do not intend to pay cash dividends on our common stock in the foreseeable future. However, we may, in the future, decide to pay dividends on our common stock. Any declaration and payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, cash flows, capital requirements, levels of indebtedness, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements and any other factors deemed relevant by our board of directors.

As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries. Our ability to pay dividends will therefore be restricted as a result of restrictions on their ability to pay dividends to us under our Senior Facilities, the Indentures and under other current and future indebtedness that we or they may incur. See Item 1A of Part I “Risk Factors—Risks Related to Ownership of our Common Stock” and Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 5, 2020 (the date our common stock commenced trading on Nasdaq) and December 31, 2020 with the cumulative total return of (i) the Standard & Poor's ("S&P") 500 Index and (ii) the S&P 500 Information Technology Index over the same period. All values assume the investment of $100 in our common stock and both of the other indices on August 5, 2020 and assumes the reinvestment of dividends. The graph uses the closing market price on August 5, 2020 of $16.39 per share as the initial value of our common stock. The comparisons shown below are based upon historical data. We caution that the stock price performance shown is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Company/Index	August 5, 2020	August 31, 2020	September 30, 2020	October 31, 2020	November 30, 2020	December 31, 2020
Rackspace Technology, Inc.	$100.00	$130.26	$117.69	$96.10	$109.58	$116.29
S&P 500 Index	$100.00	$105.18	$101.06	$98.26	$108.83	$112.87
S&P 500 Information Technology Index	$100.00	$108.50	$102.62	$97.33	$108.30	$114.45

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

The net proceeds from the IPO were contributed by us as capital contributions indirectly through our subsidiaries to Rackspace Technology Global, Inc., our wholly-owned subsidiary ("Rackspace Technology Global"). We used a substantial portion of the net proceeds from the IPO to repurchase and cancel $601.0 million aggregate principal amount of our 8.625% Senior Notes due 2024 (the "8.625% Senior Notes"). The remaining amount of net proceeds were used for general corporate purposes.

Issuer Purchases of Equity Securities

None.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data previously required by Item 301 of Regulation 10-K has been omitted in reliance on SEC Release No.33-10890.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this Annual Report. References to “Rackspace Technology,” “we,” “our company,” “the company,” “us,” or “our” refer to Rackspace Technology, Inc. and its consolidated subsidiaries.

The following discussion contains forward-looking statements that that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report titled “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Special Note Regarding Forward-Looking Statements” contained elsewhere in this Annual Report.

Overview

We are a leading end-to-end multicloud technology services company. We design, build and operate our customers’ cloud environments across all major technology platforms, irrespective of technology stack or deployment model. We partner with our customers at every stage of their cloud journey, enabling them to modernize applications, build new products and adopt innovative technologies. We serve our customers with a unique combination of proprietary technology resulting from over $1 billion of investment and services expertise from a team of highly skilled consultants and engineers. And we provide our customers with unbiased expertise and technology solutions, delivered over the world’s leading cloud services, all wrapped in a Fanatical Experience.

We aim to be our customers’ most trusted advisor and services partner in their path to cloud transformation and to accelerate the value of their cloud investments. We give customers the ability to make fluid decisions when choosing the right technologies, and we recommend solutions based on customers’ unique objectives and workloads, irrespective of the underlying technology stack or deployment option. In this way, we empower our customers to harness the strength of the cloud.

Our customers are served by a family of approximately 7,200 Rackers, including some of the most qualified architects and engineers in the world. Our Rackers are at the center of the customer experience — they maintain a hyper-focus on customer experience and satisfaction and are available to our customers 24x7x365 by phone, chat, email or web portal.

We deliver our services to a global customer base through an integrated service delivery model. We have a presence in more than 60 cities around the world. This footprint allows us to better serve customers based in various countries, especially multinational companies requiring cross-border solutions. We have a strong presence with customers of all sizes, including large global enterprises, mid-market businesses and SMBs, which we define to be made up of customers with total revenue in excess of $1 billion, between $300 million and $1 billion and less than $300 million, respectively. As of December 31, 2020, our customer base included over 1,000 enterprises, over 1,000 mid-market businesses and over 114,000 SMBs.

On November 3, 2016, Rackspace Hosting, Inc. (now named Rackspace Technology Global, Inc., or “Rackspace Technology Global”) was acquired by Inception Parent, Inc., an indirect wholly-owned subsidiary of the company (“Inception Parent”). Pursuant to the Merger Agreement, dated as of August 26, 2016, Rackspace Technology Global merged with a wholly-owned subsidiary of Inception Parent, with Rackspace Technology Global surviving as a wholly-owned subsidiary of Inception Parent (the "Rackspace Acquisition"). Since the Rackspace Acquisition, we have made significant changes to our business model, including through acquisitions, divestitures, corporate transformation initiatives and significant investments to adapt to changing customer needs and competitive market dynamics. See Item 1 of Part I, Business, - Overview - "Our Transformation."

We operate our business and report our results through three reportable segments: (1) Multicloud Services, (2) Apps & Cross Platform and (3) OpenStack Public Cloud. Our Multicloud Services segment includes our multicloud services offerings, as well as professional services related to designing and building multicloud solutions and cloud-native applications. Our Apps & Cross Platform segment includes managed applications, managed security and data services, as well as professional services related to designing and implementing application, security and data services. In early 2017, we determined that our OpenStack Public Cloud offering was not core to our go-forward operations and we ceased to incentivize our sales team to promote and sell the product by the end of that year. We continue to serve our existing OpenStack Public Cloud customer base while we focus our growth strategy and investments on our Multicloud Services and Apps & Cross Platform offerings. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 19, "Segment Reporting" for additional information about our segments. We refer to certain supplementary “Core” financial measures, which reflect the results or otherwise pertain to the performance of our Multicloud Services and Apps & Cross Platform segments, in the aggregate. Our Core financial measures exclude the results and performance of our OpenStack Public Cloud segment.

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

We sell our services through direct sales teams, third-party channel partners and via online orders. Our sales model is based on both distributed and centralized sales teams with leads generated from technology partners, customer referrals, channel partners and corporate marketing efforts. We offer customers the flexibility to select the best combination of resources in order to meet the requirements of their unique applications and provide the technology to seamlessly operate and manage multiple cloud computing environments.

On May 14, 2018, we acquired 100% of RelationEdge, LLC ("RelationEdge"), a full-service Salesforce Platinum Consulting Partner and digital agency that helps clients engage with their customers from lead to loyalty by improving business processes, leveraging technology and integrating creative digital marketing, for net cash consideration of $65 million, with a majority of the purchase price allocated to goodwill. RelationEdge was integrated into our Apps & Cross Platform segment and contributed $16 million in revenue to our results in 2018 for the seven and a half months following its acquisition. RelationEdge’s results of operations subsequent to the May 14, 2018 acquisition date are included in the accompanying consolidated financial statements.

On November 15, 2019, we acquired 100% of Onica, an AWS managed service provider of cloud-native consulting and managed services, including strategic advisory, architecture and engineering and application development services, for net cash consideration of $316 million, of which $62 million was allocated to amortizable intangible assets. Onica was integrated into our Multicloud Services segment and contributed $21 million in revenue to our results in 2019 for the month and a half following its acquisition. Onica’s results of operations subsequent to the November 15, 2019 acquisition date are included in the accompanying consolidated financial statements.

Refer to Item 8 of Part II, Financial Statements and Supplementary Data - Note 15, "Acquisitions" for more detail of these acquisitions.

On August 7, 2020, we completed the IPO, in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share. We received proceeds of $666.6 million from sales of shares in the IPO, after deducting underwriters' discounts and commissions of $36.9 million, but before deducting offering expenses of $8.8 million.

Subsequent Events

For a description of subsequent events, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

Impact of COVID-19

The recent outbreak of a novel strain of coronavirus, now referred to as COVID-19, has spread globally, including within the United States and resulted in The World Health Organization declaring the outbreak a "pandemic" in March 2020. The effects of COVID-19 are rapidly evolving, and the full impact and duration of the virus are unknown. Managing COVID-19 has severely impacted healthcare systems and businesses worldwide. The effects of COVID-19 and the response to the virus have negatively impacted overall economic conditions. To date, COVID-19 has not adversely affected our results of operations or financial condition in any material respect; however, the ultimate extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and its impact on our customers, vendors and employees and its impact on our sales cycles as well as industry events, all of which are uncertain and cannot be predicted. If the pandemic or the resulting economic downturn continues to worsen, we could experience service disruption, loss of customers or higher levels of doubtful trade accounts receivable, which could have an adverse effect on our results of operations and cash flows. At this point, we are focused on the health and safety of our employees, customers and partners and, among other things, have implemented a work-from-home policy and are limiting contact between our employees and customers while continuing to deliver a Fanatical Experience. To date, the impact on our business has been limited as most of our services are already delivered remotely or capable of being delivered remotely and we have a diverse customer base. In addition, our mitigation efforts, including offering our customers contract extensions in exchange for better payment terms and obtaining improved payment terms from our vendors, have generally been successful since the start of the pandemic. The full extent to which COVID-19 may impact our financial condition or results of operations over the medium to long term, however, remains uncertain. Due to our recurring revenue business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.

Impact of Accounting Change on Results of Operations

We adopted Accounting Standard Codification (“ASC”) No. 606 (Revenue from Contracts with Customers) as of January 1, 2019 using the full retrospective method, which required us to restate each prior period presented. As the consolidated financial statements prior to the Rackspace Acquisition date were presented on a different accounting basis than the consolidated financial statements subsequent to the Rackspace Acquisition, ASC 606 was only applied to the periods subsequent to the Rackspace Acquisition date. Our results reflect the impact of the transition on our balance sheet as of January 1, 2018, the earliest period presented, and retrospective adjustments to our consolidated statements of operations and cash flows for the year ended December 31, 2018. The most significant impact of the adoption of ASC 606 on our results of operations is related to the capitalization of costs to obtain and fulfill a contract with a customer, such as sales commissions and implementation and set up related expenses, and their amortization over the period the related services are delivered to customers, whereas under previous guidance we expensed such costs as they were incurred. As a result, our loss before income taxes and Adjusted EBITDA were both positively impacted by $32.8 million, $4.9 million and $7.9 million in 2018, 2019 and 2020, respectively. We also adopted ASC No. 842 (Leases) as of January 1, 2019 using the modified retrospective method, recording the impact of the transition on our balance sheet as of January 1, 2019. The impact of our adoption of ASC 842 resulted in a positive $1.9 million and $3.4 million impact on our loss before income taxes for the years ended 2019 and 2020, respectively, and a negative $8.9 million and $3.1 million impact on our Adjusted EBITDA for the years ended 2019 and 2020, respectively. See “Non-GAAP Financial Measures” below for our presentation and reconciliation of Adjusted EBITDA.

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

Differentiating Our Service Offerings in a Competitive Market Environment

Our success depends to a significant extent on our ability to differentiate, expand and upgrade our service offerings in line with developing customer needs, while deepening our relationships with leading public cloud service providers and establishing new relationships, including with sales partners. We are a certified premier consulting and managed services partner to some of the largest cloud computing platforms, including AWS, Azure, Google Cloud, Oracle, SAP and VMWare. We believe we are unique in our ability to serve customers across major technology stacks and deployment options, all while delivering a Fanatical Experience. Our existing and prospective customers are also under increasing pressure to move from on-premise or self-managed IT to the cloud to compete effectively in a digital economy and maximize the value of their cloud investments, which we believe presents an opportunity for professional services projects as well as new recurring business. See Item 1 of Part I, Business, - Overview - "Our Transformation."

Annualized Recurring Revenue (“ARR”), which we believe is an important indicator of our market differentiation and future revenue opportunity from recurring customer contracts, was $2,374.3 million, $2,411.6 million and $2,711.1 million for the years ended December 31, 2018, 2019 and 2020, respectively. See “Key Operating Metrics.” We also believe that many of our prospective customers will need external support for their cloud transformations, which are non-recurring projects excluded from ARR provided through our professional services, and that our hybrid, platform-neutral approach, and ability to deliver a Fanatical Experience to customers, will continue to be key to our success in attracting and retaining customers over time.

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

Our capital expenditures equaled 14%, 9% and 8% of our revenue for the years ended December 31, 2018 2019 and 2020, respectively. While there is some variability in capital expenditures from quarter to quarter due to timing of purchases, we expect to maintain current capital intensity levels over the longer term.

Business Transformation

Since the Rackspace Acquisition, we have invested in multiple high growth service offerings, including multicloud services, professional services, managed security and data services. In this process, we established one of the broadest partner ecosystems across the technology industry. We have also invested heavily in proprietary technology and automation tools for both us and our customers. We invested in a professional services-driven go-to-market, providing holistic multicloud solutions to meet our customers’ objectives which aim to evolve those solutions over the full lifecycle of their cloud journey. Several experienced professionals joined our management team in mid-2019, including Kevin Jones (CEO) and Subroto Mukerji (COO). In October 2020, we announced the hiring of our new CFO, Amar Maletira. Our efforts have enabled us to improve our underlying operating cost efficiencies and expand our revenue opportunities. This transformation has benefited our financial model as well. Today, we benefit from a subscription-based model (including both long-term and month-to-month subscriptions) that accounted for 95% of our revenue in 2020. Over 90% of our revenue in 2020 came from our Core Segments, which we expect to continue to drive our growth. For example, on a constant currency basis, assuming the RelationEdge and Onica acquisitions were consummated on January 1, 2018, we estimate that our constant currency Core Revenue would have increased by 9% in 2020 compared to 2019, and by 5% in 2019 compared to 2018. Additionally, our capital intensity, which we define as total capital expenditures as a percentage of total revenue, has decreased from 16% for the twelve months ended September 30, 2016, to 8% for the year ended December 31, 2020.

Mergers and Acquisitions

We have completed and substantially integrated four acquisitions since 2017, including Onica, an AWS cloud services company that we acquired in the fourth quarter of 2019. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 15, "Acquisitions." We routinely evaluate potential acquisitions that align with our growth strategy. Our acquisitions in any period may impact the comparability of our results with prior and subsequent periods. The integration of acquisitions also requires dedication of substantial time and resources, and we may never fully realize synergies and other benefits that we expect. Acquisition purchase price accounting, which may require significant judgment, and amortization and depreciation of acquired assets, may result in our recording post-acquisition costs that are higher or lower than the underlying, steady state operating costs of the acquired business. Additionally, the terms of any such acquisition, particularly with respect to the treatment of deferred revenue, may adversely impact our post-acquisition recognition of revenue from the acquired business. Additionally, our acquired businesses or assets may not perform as we expect, which could adversely affect our results of operations.

Key Operating Metrics

The following table and discussion present and summarize our key operating performance indicators, which management uses as measures of our current and future business and financial performance:

	Year Ended December 31,
(In millions, except %)	2018	2019	2020
Bookings	$597.5	$700.7	$1,126.1
Annualized Recurring Revenue (ARR)	$2,374.3	$2,411.6	$2,711.1

	2018	2019	2020
Core Quarterly Net Revenue Retention Rate
First Quarter	100%	99%	98%
Second Quarter	99%	98%	99%
Third Quarter	99%	99%	100%
Fourth Quarter	99%	98%	101%
Quarterly Net Revenue Retention Rate
First Quarter	98%	98%	98%
Second Quarter	98%	98%	98%
Third Quarter	98%	99%	100%
Fourth Quarter	98%	98%	100%

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

Our Bookings were $597.5 million, $700.7 million and $1,126.1 million for the years ended December 31, 2018, 2019 and 2020, respectively. The increase in Bookings was attributable to the execution of several initiatives focused on enhancing growth, including an investment in sales, an improvement in sales productivity, an increase in the number of enterprise customers and an increase in the number of new deals with large contract values.

Annualized Recurring Revenue

We calculate Annualized Recurring Revenue, or ARR, by annualizing our actual revenue from existing recurring customer contracts (as defined under “Bookings” above) for the most recently completed fiscal quarter. ARR is not adjusted for the impact of any known or projected future customer cancellations, service upgrades or downgrades or price increases or decreases.

We use ARR as a measure of our revenue trend and an indicator of our future revenue opportunity from existing recurring customer contracts, assuming zero cancellations. The amount of actual revenue that we recognize over any 12-month period is likely to differ from ARR at the beginning of that period, sometimes significantly. This may occur due to new Bookings, higher or lower professional services revenue, subsequent changes in our pricing, service cancellations, upgrades or downgrades and acquisitions or divestitures. For the avoidance of doubt, ARR for any period ending December 31 is calculated by annualizing our actual revenue from existing recurring customer contracts for the fourth quarter in that year. Our calculation of ARR may differ from similarly titled metrics presented by other companies.

Our ARR was $2,374.3 million, $2,411.6 million and $2,711.1 million for the years ended December 31, 2018, 2019 and 2020, respectively.

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

Throughout the Annual Report, we present our Quarterly Net Revenue Retention Rate on a consolidated basis and also on a Core basis, referred to as “Core Quarterly Net Revenue Retention Rate.”

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

Cost of revenue

Cost of revenue consists primarily of usage charges for third-party infrastructure, depreciation of servers, software and other systems infrastructure and personnel costs (including salaries, bonuses, benefits and share-based compensation) for engineers, developers and other employees involved in the delivery of services to our customers. Cost of revenue also includes data center rent and other infrastructure maintenance and support costs, including software license costs and utilities. Cost of revenue is driven mainly by demand for our services, our service mix and the cost of labor in a given geography.

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

Income taxes

Our income tax benefit (provision) and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid. To date, we have recorded consolidated tax benefits, reflecting our net losses, though certain of our non-U.S. subsidiaries have incurred corporate tax expense according to the relevant taxing jurisdictions. We are under certain domestic and foreign tax audits. Due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We believe we have made adequate provision for all uncertain tax positions. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 13, "Taxes."

Results of Operations

We discuss our historical results of operations, and the key components of those results, below. Past financial results are not necessarily indicative of future results.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2020

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Year Ended December 31,				Year-Over-Year Comparison
	2019		2020
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$2,438.1	100.0%	$2,707.1	100.0%	$269.0	11.0%
Cost of revenue	(1,426.9)	(58.5)%	(1,722.7)	(63.6)%	(295.8)	20.7%
Gross profit	1,011.2	41.5%	984.4	36.4%	(26.8)	(2.7)%
Selling, general and administrative expenses	(911.7)	(37.4)%	(959.7)	(35.4)%	(48.0)	5.3%
Gain on sale	2.1	0.1%	—	—%	(2.1)	(100.0)%
Income from operations	101.6	4.2%	24.7	0.9%	(76.9)	(75.7)%
Other income (expense):
Interest expense	(329.9)	(13.5)%	(268.4)	(9.9)%	61.5	(18.6)%
Gain on investments, net	99.5	4.1%	0.7	0.0%	(98.8)	(99.3)%
Gain (loss) on extinguishment of debt	9.8	0.4%	(71.5)	(2.6)%	(81.3)	NM
Other income (expense), net	(3.3)	(0.1)%	2.5	0.1%	5.8	NM
Total other income (expense)	(223.9)	(9.2)%	(336.7)	(12.4)%	(112.8)	50.4%
Loss before income taxes	(122.3)	(5.0)%	(312.0)	(11.5)%	(189.7)	155.1%
Benefit for income taxes	20.0	0.8%	66.2	2.4%	46.2	NM
Net loss	$(102.3)	(4.2)%	$(245.8)	(9.1)%	$(143.5)	140.3%
NM = not meaningful.

Revenue

Revenue increased $269 million, or 11.0%, to $2,707 million in 2020 from $2,438 million in 2019. Revenue was positively impacted by the acquisition of Onica in November 2019 as well as new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue increased 10.9% year-over-year. On a constant currency basis, assuming the Onica acquisition was consummated on January 1, 2019, we estimate that our constant currency revenue would have increased by 6.0% year-over-year. Although such estimate of constant currency revenue is based on assumptions that management believes are reasonable, it is not necessarily indicative of the constant currency revenue that would have been achieved had such acquisition occurred on January 1, 2019. The following table presents revenue growth by segment:

	Year Ended December 31,		% Change
(In millions, except %)	2019	2020	Actual	Constant Currency (1)
Multicloud Services	$1,832.6	$2,141.5	16.9%	16.7%
Apps & Cross Platform	319.2	336.6	5.4%	5.4%
Core Revenue	2,151.8	2,478.1	15.2%	15.1%
OpenStack Public Cloud	286.3	229.0	(20.0)%	(20.1)%
Total	$2,438.1	$2,707.1	11.0%	10.9%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in 2020 increased 17%, on an actual and constant currency basis, from 2019, reflecting the positive impact of the November 2019 acquisition of Onica. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers.

Apps & Cross Platform revenue in 2020 increased 5%, on an actual and constant currency basis, from 2019, due to growth in our offerings for management of productivity and collaboration applications, partially offset by a decrease in professional services revenue.

OpenStack Public Cloud revenue in 2020 decreased 20%, on an actual and constant currency basis, from 2019 due to customer churn.

Cost of Revenue

Cost of revenue increased $296 million, or 21%, to $1,723 million in 2020 from $1,427 million in 2019, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings and the impact of an increased volume of larger, multi-year customer contracts which typically have a larger infrastructure component and lower margins. Personnel costs also increased, primarily due to the addition of former Onica employees and an increase in share-based compensation expense related to restricted stock granted to all eligible employees upon completion of the IPO, partially offset by a reduction in non-equity incentive bonus expense. The increase in third-party infrastructure and personnel costs was partially offset by a decrease in depreciation expense primarily related to certain property, equipment and software reaching the end of its useful life for depreciation purposes as we shift towards faster-growing, value-added service offerings which have significantly lower capital requirements than our legacy capital-intensive revenue streams. We also had year-over-year expense reductions in data center and license expenses as a result of initiatives to lower our cost structure, which included the consolidation of data center facilities and optimizing our vendor license spending.

As a percentage of revenue, cost of revenue increased 510 basis points in 2020 to 63.6% from 58.5% in 2019, driven by a 1,030 basis point increase in usage charges for third-party infrastructure, partially offset by a 270 basis point decrease related to data center and license expenses and a 240 basis point reduction in depreciation expense.

Gross Profit and Non-GAAP Gross Profit

Our consolidated gross profit was $984 million in 2020, a decrease of $27 million from $1,011 million in 2019. Our Non-GAAP Gross Profit was $1,026 million in 2020, a decrease of $13 million from $1,039 million in 2019. Non-GAAP Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 36.4% in 2020, a decrease of 510 basis points from 41.5% in 2019.

The table below presents our segment non-GAAP gross profit and gross margin for the periods indicated, and the change in gross profit between periods:

	Year Ended December 31,				Year-Over-Year Comparison
(In millions, except %)	2019		2020
Non-GAAP gross profit by segment:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$774.7	42.3%	$810.2	37.8%	$35.5	4.6%
Apps & Cross Platform	118.7	37.2%	115.5	34.3%	(3.2)	(2.7)%
OpenStack Public Cloud	146.0	51.0%	100.3	43.8%	(45.7)	(31.3)%
Non-GAAP Gross Profit	1,039.4		1,026.0		(13.4)	(1.3)%
Less:
Share-based compensation expense	(5.7)		(14.5)
Other compensation expense (1)	(2.8)		(5.9)
Purchase accounting impact on revenue (2)	0.2		—
Purchase accounting impact on expense (2)	(9.6)		(5.9)
Restructuring and transformation expenses (3)	(10.3)		(15.3)
Total consolidated gross profit	$1,011.2		$984.4

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on revenue and expenses.
(3)	Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses.

Multicloud Services non-GAAP gross profit increased by 5% in 2020 from 2019. Segment non-GAAP gross profit as a percentage of segment revenue decreased by 450 basis points, reflecting a 26% increase in segment cost of revenue and a 17% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs and the addition of former Onica employees’ personnel costs. Partially offsetting the increase was lower depreciation and data center costs.

Apps & Cross Platform non-GAAP gross profit decreased by 3% in 2020 from 2019. Segment non-GAAP gross profit as a percentage of segment revenue decreased by 290 basis points, reflecting a 10% increase in segment cost of revenue and a 5% increase in segment revenue. The increase in cost of revenue was driven by the segment’s higher business volume as well as investments to support more service-oriented offerings and higher third-party infrastructure costs.

OpenStack Public Cloud non-GAAP gross profit decreased 31% in 2020 from 2019 due to customer churn. Segment non-GAAP gross profit as a percentage of segment revenue decreased by 720 basis points, reflecting a 20% decrease in segment revenue, partially offset by a 8% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from segment non-GAAP gross profit was $41.6 million in 2020, an increase of $13.4 million from $28.2 million in 2019, reflecting higher restructuring and transformation expenses, share-based compensation and other compensation expense, partially offset by lower purchase accounting adjustments. For more information about our segment non-GAAP gross profit, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 19, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $48 million, or 5%, to $960 million in 2020 from $912 million in 2019, due to costs related to business transformation initiatives, integrating Onica, and costs incurred related to the IPO, including incremental costs to operate as a public company, partially offset by a reduction in management consulting fees as the agreements were terminated in connection with the IPO. Personnel costs increased due to higher commissions expense, driven by bookings growth, and share-based compensation expense, partially offset by lower severance expense and non-equity incentive bonus expense in 2020. Additionally, travel costs declined as a result of COVID-19 travel restrictions.

As a percentage of revenue, selling, general and administrative expenses decreased 200 basis points, to 35.4% in 2020 from 37.4% in 2019, for the reasons discussed above, including a 150 basis points reduction in personnel costs, and further impacted by our revenue growth while other SG&A expenses decreased.

Gain on Sale

In March 2019, we recorded a $2 million gain related to the payment of a promissory note receivable that was issued in conjunction with the sale of our Mailgun business in February 2017. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 14, "Divestitures," included elsewhere in this Annual Report for more information on this transaction.

Interest Expense

Interest expense decreased $62 million to $268 million in 2020 from $330 million in 2019 primarily due to the January 2020 designation of certain of our interest rate swap agreements as cash flow hedges, as further discussed in Item 8 of Part II, Financial Statements and Supplementary Data - Note 16, "Derivatives." In 2019, we recorded $52 million of interest expense related to the change in the fair value of interest rate swaps compared to $14 million recorded to interest expense in 2020. Also contributing to the decrease in interest expense was the reduction in our total debt balance largely due to the repayment of $1,120 million aggregate principal amount of 8.625% Senior Notes during 2020.

Gain on Investments, Net

Gain on investments was $1 million in 2020 compared to $100 million in 2019, driven by the realized gain on our investment in CrowdStrike Holdings, Inc. ("CrowdStrike") of $97 million, as further discussed in Item 8 of Part II, Financial Statements and Supplementary Data - Note 6, "Investments."

Gain (Loss) on Extinguishment of Debt

In 2020 we recorded a $72 million loss on debt extinguishment related to the repayment of $1,120 million aggregate principal amount of 8.625% Senior Notes. We recorded a $10 million gain on debt extinguishment in 2019 related to repurchases of $77 million principal amount of 8.625% Senior Notes. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 7, "Debt" for further discussion.

Other Income (Expense), Net

We had $3 million of other income in 2020 compared to $3 million of other expense in 2019 primarily related to foreign currency transaction gains, partially offset by changes in the fair value of foreign currency derivatives, as further discussed in Item 8 of Part II, Financial Statements and Supplementary Data - Note 16, "Derivatives."

Benefit for Income Taxes

Our income tax benefit increased by $46 million to $66 million in 2020 from $20 million in 2019. Our effective tax rate increased from 16.4% in 2019 to 21.2% in 2020. The increase in the effective tax rate year-over-year and the difference between the effective tax rate for 2020 and the statutory rate are primarily due to the geographic distribution of profits and changes in income tax reserves, as well as executive compensation that is nondeductible under Internal Revenue Code ("IRC") Section 162(m) as a result of the IPO.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our benefit for income taxes, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 13, "Taxes."

Year Ended December 31, 2018 Compared to Year Ended December 31, 2019

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Year Ended December 31,				Year-Over-Year Comparison
	2018		2019
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$2,452.8	100.0%	$2,438.1	100.0%	$(14.7)	(0.6)%
Cost of revenue	(1,445.7)	(58.9)%	(1,426.9)	(58.5)%	18.8	(1.3)%
Gross profit	1,007.1	41.1%	1,011.2	41.5%	4.1	0.4%
Selling, general and administrative expenses	(949.3)	(38.7)%	(911.7)	(37.4)%	37.6	(4.0)%
Impairment of goodwill	(295.0)	(12.0)%	—	—%	295.0	(100.0)%
Gain on sale	—	—%	2.1	0.1%	2.1	NM
Income (loss) from operations	(237.2)	(9.7)%	101.6	4.2%	338.8	142.8%
Other income (expense):
Interest expense	(281.1)	(11.5)%	(329.9)	(13.5)%	(48.8)	17.4%
Gain on investments, net	4.6	0.2%	99.5	4.1%	94.9	NM
Gain on extinguishment of debt	0.5	0.0%	9.8	0.4%	9.3	NM
Other income (expense), net	12.7	0.5%	(3.3)	(0.1)%	(16.0)	NM
Total other income (expense)	(263.3)	(10.7)%	(223.9)	(9.2)%	39.4	(15.0)%
Loss before income taxes	(500.5)	(20.4)%	(122.3)	(5.0)%	378.2	(75.6)%
Benefit for income taxes	29.9	1.2%	20.0	0.8%	(9.9)	(33.1)%
Net loss	$(470.6)	(19.2)%	$(102.3)	(4.2)%	$368.3	(78.3)%
NM = not meaningful.

Revenue

Revenue decreased $15 million, or 0.6%, to $2,438 million in 2019 from $2,453 million in 2018. Revenue was negatively impacted by $22 million from foreign currency translation effects in 2019, due to a stronger U.S. dollar relative to other foreign currencies, primarily the British pound sterling. Conversely, revenue was positively impacted by the acquisitions of RelationEdge in May 2018 and Onica in November 2019 as well as new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue increased 0.3% year-over-year. On a constant currency basis, assuming the RelationEdge and Onica acquisitions were consummated on January 1, 2018, we estimate that our constant currency revenue would have increased by 1.6% year-over-year. Although such estimate of constant currency revenue is based on assumptions that management believes are reasonable, it is not necessarily indicative of the constant currency revenue that would have been achieved had such acquisition occurred on January 1, 2018. The following table presents revenue growth by segment:

	Year Ended December 31,		% Change
(In millions, except %)	2018	2019	Actual	Constant Currency (1)
Multicloud Services	$1,803.4	$1,832.6	1.6%	2.6%
Apps & Cross Platform	290.0	319.2	10.1%	10.4%
Core Revenue	2,093.4	2,151.8	2.8%	3.7%
OpenStack Public Cloud	359.4	286.3	(20.3)%	(19.6)%
Total	$2,452.8	$2,438.1	(0.6)%	0.3%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in 2019 increased 2% on an actual basis, or 3% on a constant currency basis, from 2018, reflecting the positive impact of the November 2019 acquisition of Onica, which contributed $21 million to 2019 revenue. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers.

Apps & Cross Platform revenue in 2019 increased 10%, on an actual and constant currency basis, from 2018, due to the favorable full year impact of RelationEdge, which we acquired in May 2018, and growth in our offerings for managed security, professional services and management of productivity and collaboration applications.

OpenStack Public Cloud revenue in 2019 decreased 20%, on an actual and constant currency basis, from 2018 due to customer churn. While we expect revenue from this business to continue to decline, we also saw the quarterly year-over-year rate of decline stabilize during 2019 as many large OpenStack Public Cloud customers terminated their OpenStack Public Cloud contracts with us and our remaining customer base for this offering was composed of smaller customers who tend to churn at lower rates.

Cost of Revenue

Cost of revenue decreased $19 million, or 1%, to $1,427 million in 2019 from $1,446 million in 2018, primarily driven by a decrease in depreciation expense, partially offset by an increase in infrastructure expenses related to offerings on third-party clouds. The decrease in depreciation expense was primarily due to certain property, equipment and software reaching the end of its useful life for depreciation purposes and a decrease in our overall depreciable asset base as a result of the shift towards faster-growing, value-added service offerings which have significantly lower capital requirements than our legacy capital-intensive revenue streams. The increase in infrastructure expenses related to offerings on third-party clouds was due to growth in these offerings and the impact of an increased volume of larger, multi-year customer contracts which typically have a larger infrastructure component and lower margins. The remaining decrease in cost of revenue was driven by the execution of various initiatives in 2019 to lower our cost structure, such as consolidating data center facilities and optimizing our vendor license spending, which resulted in year-over-year decreases in these expenses. Personnel costs were largely flat as an increase in non-equity incentive compensation expense was offset by expense recorded in the prior year related to our obligations to settle share-based awards in connection with the Rackspace Acquisition.

As a percentage of revenue, cost of revenue decreased 40 basis points in 2019 to 58.5% from 58.9% in 2018, driven by a 450 basis point decrease related to depreciation expense, partially offset by a 410 basis point increase largely related to infrastructure expense.

Gross Profit and Non-GAAP Gross Profit

Our consolidated gross profit was $1,011 million in 2019, an increase of $4 million from $1,007 million in 2018. Our Non-GAAP Gross Profit was $1,039 million in 2019, an increase of $10 million from $1,029 million in 2018. Non-GAAP Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 41.5% in 2019, an increase of 40 basis points from 41.1% in 2018.

The table below presents our segment non-GAAP gross profit and gross margin for the periods indicated, and the change in gross profit between periods:

	Year Ended December 31,				Year-Over-Year Comparison
(In millions, except %)	2018		2019
Non-GAAP gross profit by segment:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$736.6	40.8%	$774.7	42.3%	$38.1	5.2%
Apps & Cross Platform	107.3	37.0%	118.7	37.2%	11.4	10.6%
OpenStack Public Cloud	185.0	51.5%	146.0	51.0%	(39.0)	(21.1)%
Non-GAAP Gross Profit	1,028.9		1,039.4		10.5	1.0%
Less:
Share-based compensation expense	(4.1)		(5.7)
Other compensation expense (1)	(7.3)		(2.8)
Purchase accounting impact on revenue (2)	(1.2)		0.2
Purchase accounting impact on expense (2)	(6.9)		(9.6)
Restructuring and transformation expenses (3)	(2.3)		(10.3)
Total consolidated gross profit	$1,007.1		$1,011.2

(1)	Adjustments for expense related to the cash settlement of unvested equity awards that were outstanding at the consummation of the Rackspace Acquisition, retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on revenue and expenses.
(3)	Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses.

Multicloud Services non-GAAP gross profit increased by 5% in 2019 from 2018. Segment non-GAAP gross profit as a percentage of segment revenue increased by 150 basis points, reflecting a 2% increase in segment revenue and a 1% decrease in segment cost of revenue. The decrease in costs reflects savings obtained as a result of lower personnel costs, reflecting our prior period integration and transformation efforts. The shift in capital intensity described above resulted in lower depreciation and data center costs, offset by higher third-party infrastructure costs.

Apps & Cross Platform non-GAAP gross profit increased 11% in 2019 from 2018. Segment non-GAAP gross profit as a percentage of segment revenue remained unchanged at 37%, reflecting proportional increases in segment revenue and cost of revenue. The increase in cost of revenue was driven by the segment’s higher business volume, reflecting the favorable full year impact of the RelationEdge acquisition.

OpenStack Public Cloud non-GAAP gross profit decreased 21% in 2019 from 2018 due to customer churn. Segment non-GAAP gross profit as a percentage of segment revenue remained unchanged at 51%, reflecting proportional decreases in revenue and costs.

The aggregate amount of costs reflected in consolidated gross profit but excluded from segment non-GAAP gross profit was $28.2 million in 2019, an increase of $6.4 million from $21.8 million in 2018, reflecting higher restructuring and transformation costs that more than offset the decrease from cash-settled equity awards. For more information about our segment non-GAAP gross profit, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 19, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $38 million, or 4%, to $912 million in 2019 from $949 million in 2018. Contributing to this decrease was a decline in expenses for research and development activities as our business shifts towards providing cloud-centric, value-added services, such as our offerings on third-party clouds, application management and professional services that require fewer research and development activities to develop and support as compared to our historical, legacy offerings such as the OpenStack Public Cloud. Additionally, personnel costs declined in certain administrative functions due to a decrease in employee count driven, in part, by transformation and outsourcing initiatives. We also incurred lower expense related to our obligations to settle share-based awards in connection with the Rackspace Acquisition, a reduction in marketing activity spend and a decrease in expenses related to cost savings initiatives and closing and integrating our recent acquisitions. These decreases were partially offset by incremental amortization expense in 2019 related to sales commissions capitalized in accordance with ASC 606 and higher severance and share-based compensation expense.

As a percentage of revenue, selling, general and administrative expenses decreased 130 basis points, to 37.4% in 2019 from 38.7% in 2018, for the reasons discussed above.

Impairment of Goodwill

As a result of our 2018 annual goodwill impairment test performed during the fourth quarter of 2018, we determined that the carrying amount of our Multicloud Services reporting unit, exceeded its fair value and recorded a goodwill impairment charge of $295 million. The impairment was driven by a significant decrease in forecasted revenue and cash flows and a lower long-term growth rate, as current and forecasted industry trends reflect lower demand for traditional managed hosting services. There was no such impairment in 2019.

Gain on Sale

In March 2019, we recorded a $2 million gain related to the payment of a promissory note receivable that was issued in conjunction with the divestiture of our Mailgun business in 2017. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 14, "Divestitures," included elsewhere in this Annual Report for more information on this transaction.

Interest Expense

Interest expense increased $49 million to $330 million in 2019 from $281 million in 2018, primarily due to changes in the fair value of interest rate swaps, as further discussed in Item 8 of Part II, Financial Statements and Supplementary Data - Note 16, "Derivatives."

Gain on Investments, Net

Gain on investments was $5 million in 2018 compared to $100 million in 2019, driven by a $97 million realized gain related to the sale of our CrowdStrike investment in 2019, as further discussed in Item 8 of Part II, Financial Statements and Supplementary Data - Note 6, "Investments."

Gain on Extinguishment of Debt

We recorded a $1 million and $10 million gain on debt extinguishment in 2018 and 2019, respectively, related to the repurchase of $3 million and $77 million principal amount of our 8.625% Senior Notes in 2018 and 2019, respectively.

Other Income (Expense), Net

We had $13 million of other income in 2018 compared to $3 million of other expense in 2019 primarily related to changes in the fair value of foreign currency derivatives, as further discussed in Item 8 of Part II, Financial Statements and Supplementary Data- Note 16, "Derivatives," and to a lesser extent, an increase in foreign currency transaction losses.

Benefit for Income Taxes

Our income tax benefit decreased by $10 million to $20 million in 2019 from $30 million in 2018. Our effective tax rate increased from 6.0% in 2018 to 16.4% in 2019. The effective tax rate for 2019 was impacted by the current year global intangible low-taxed income (“GILTI”) inclusion, the impact of changes in income tax rates, changes in valuation allowances, research and development credits, changes to income tax reserves and other permanently nondeductible items.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our benefit for income taxes, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 13, "Taxes."

Non-GAAP Financial Measures

We track several non-GAAP financial measures to monitor and manage our underlying financial performance. The following discussion includes the presentation of constant currency revenue, Non-GAAP Gross Profit, Non-GAAP Net Income (Loss), Non-GAAP Operating Profit, Adjusted EBITDA and Non-GAAP Earnings Per Share (“EPS”), which are non-GAAP financial measures that exclude the impact of certain costs, losses and gains that are required to be included in our profit and loss measures under GAAP. Although we believe these measures are useful to investors and analysts for the same reasons they are useful to management, as discussed below, these measures are not a substitute for, or superior to, U.S. GAAP financial measures or disclosures. Other companies may calculate similarly-titled non-GAAP measures differently, limiting their usefulness as comparative measures. We have reconciled each of these non-GAAP measures to the applicable most comparable GAAP measure throughout this MD&A.

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

The following tables present, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Year Ended December 31, 2019	Year Ended December 31, 2020			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$1,832.6	$2,141.5	$(1.8)	$2,139.7	16.9%	16.7%
Apps & Cross Platform	319.2	336.6	(0.1)	336.5	5.4%	5.4%
OpenStack Public Cloud	286.3	229.0	(0.2)	228.8	(20.0)%	(20.1)%
Total	$2,438.1	$2,707.1	$(2.1)	$2,705.0	11.0%	10.9%

	Year Ended December 31, 2018	Year Ended December 31, 2019			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$1,803.4	$1,832.6	$18.4	$1,851.0	1.6%	2.6%
Apps & Cross Platform	290.0	319.2	1.1	320.3	10.1%	10.4%
OpenStack Public Cloud	359.4	286.3	2.7	289.0	(20.3)%	(19.6)%
Total	$2,452.8	$2,438.1	$22.2	$2,460.3	(0.6)%	0.3%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

Non-GAAP Gross Profit

Our principal measure of segment profitability is segment non-GAAP gross profit. We also present Non-GAAP Gross Profit in this MD&A, which is the aggregate of segment non-GAAP gross profit, because we believe the measure is useful in analyzing trends in our underlying, recurring gross margins. We define Non-GAAP Gross Profit as our consolidated gross profit, adjusted to exclude the impact of share-based compensation expense and other non-recurring or unusual compensation items, purchase accounting-related effects, and certain business transformation-related costs. For a reconciliation of our Non-GAAP Gross Profit to our total consolidated gross profit, see “Gross Profit and Non-GAAP Gross Profit” above.

Non-GAAP Net Income (Loss), Non-GAAP Operating Profit and Adjusted EBITDA

We present Non-GAAP Net Income (Loss), Non-GAAP Operating Profit and Adjusted EBITDA because they are a basis upon which management assesses our performance and we believe they are useful to evaluating our financial performance. We believe that excluding items from net income that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides a better baseline for analyzing trends in our business.

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

We define Non-GAAP Net Income (Loss) as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation and cash charges related to the settlement of our Predecessor’s equity plan, transaction-related costs and adjustments, restructuring and transformation charges, management fees, the amortization of acquired intangible assets and certain other non-operating, non-recurring or non-core gains and losses, as well as the tax effects of these non-GAAP adjustments.

We define Non-GAAP Operating Profit as net income (loss), plus interest expense and income taxes, further adjusted to exclude the impact of non-cash charges for share-based compensation and cash charges related to the settlement of our Predecessor’s equity plan, transaction-related costs and adjustments, restructuring and transformation charges, management fees, the amortization of acquired intangible assets and certain other non-operating, non-recurring or non-core gains and losses.

We define Adjusted EBITDA as Non-GAAP Operating Profit plus depreciation and amortization.

Non-GAAP Operating Profit and Adjusted EBITDA are management’s principal metrics for measuring our underlying financial performance. Adjusted EBITDA, along with other quantitative and qualitative information, is also the principal financial measure used by management and our board of directors in determining performance-based compensation for our management and key employees.

These non-GAAP measures are not intended to imply that we would have generated higher income or avoided net losses if the Rackspace Acquisition and the subsequent transactions and initiatives had not occurred. In the future we may incur expenses or charges such as those added back to calculate Non-GAAP Net Income (Loss), Non-GAAP Operating Profit or Adjusted EBITDA. Our presentation of Non-GAAP Net Income (Loss), Non-GAAP Operating Profit and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. Other companies, including our peer companies, may calculate similarly-titled measures in a different manner from us, and therefore, our non-GAAP measures may not be comparable to similarly-tiled measures of other companies. Investors are cautioned against using these measures to the exclusion of our results in accordance with GAAP.

The following table presents a reconciliation of Non-GAAP Net Income (Loss), Non-GAAP Operating Profit and Adjusted EBITDA to our net loss for the periods indicated:

	Year Ended December 31,
(In millions)	2018	2019	2020
Net loss	$(470.6)	$(102.3)	$(245.8)
Share-based compensation expense	20.0	30.2	74.5
Cash settled equity and special bonuses (a)	36.1	24.1	37.5
Transaction-related adjustments, net (b)	31.5	22.5	46.7
Restructuring and transformation expenses (c)	44.8	54.3	104.8
Management fees (d)	15.9	16.2	8.4
Impairment of goodwill	295.0	—	—
Net gain on divestiture and investments (e)	(4.6)	(101.6)	(0.7)
Net (gain) loss on extinguishment of debt (f)	(0.5)	(9.8)	71.5
Other (income) expense, net (g)	(12.7)	3.3	(2.5)
Amortization of intangible assets (h)	164.2	167.5	176.3
Tax effect of non-GAAP adjustments (i)	(53.9)	(42.0)	(119.4)
Non-GAAP Net Income	65.2	62.4	151.3
Interest expense	281.1	329.9	268.4
Benefit for income taxes	(29.9)	(20.0)	(66.2)
Tax effect of non-GAAP adjustments (i)	53.9	42.0	119.4
Non-GAAP Operating Profit	370.3	414.3	472.9
Depreciation and amortization	609.7	496.0	466.2
Amortization of intangible assets (h)	(164.2)	(167.5)	(176.3)
Adjusted EBITDA	$815.8	$742.8	$762.8

(a)
Includes expense related to the cash settlement of unvested equity awards that were outstanding at the consummation of the Rackspace Acquisition (amounting to $26 million and $3 million for the years ended December 31, 2018 and 2019 and zero for 2020), retention bonuses, mainly relating to restructuring and integration projects, and, beginning in 2019, senior executive signing bonuses and relocation costs. The year ended December 31, 2020 also includes $13 million for one-time cash bonuses related to successful completion of the IPO.

(b)
Includes legal, professional, accounting and other advisory fees related to the acquisitions of RelationEdge in 2018 and Onica in the fourth quarter of 2019 and the IPO in the third quarter of 2020, integration costs of acquired businesses, purchase accounting adjustments (including deferred revenue fair value discount), payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.

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

(e)	Includes gains and losses on investment and from dispositions, including our investment in CrowdStrike realized in 2019.
(f)	Includes gains and losses on our repurchases of 8.625% Senior Notes.
(g)	Reflects mainly changes in the fair value of foreign currency derivatives.
(h)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(i)
We utilize an estimated structural long-term non-GAAP tax rate in order to provide consistency across reporting periods, removing the effect of non-recurring tax adjustments, which include but are not limited to tax rate changes, U.S. tax reform, share-based compensation, audit conclusions and changes to valuation allowances. For 2018, 2019 and 2020, we used a structural non-GAAP tax rate of 27%, 26% and 26%, respectively, which reflects the removal of the tax effect of non-GAAP pre-tax adjustments and non-recurring tax adjustments on a year-over-year basis. The non-GAAP tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate our long-term non-GAAP tax rate as appropriate. We believe that making these adjustments facilitates a better evaluation of our current operating performance and comparisons to prior periods.

Non-GAAP Earnings Per Share (EPS)

We define Non-GAAP EPS as Non-GAAP Net Income divided by our GAAP average number of shares outstanding for the period on a diluted basis, after giving effect to the twelve-for-one stock split that was approved and effected on July 20, 2020 (the "Stock Split"), and further adjusted for the average number of shares associated with securities which are anti-dilutive to GAAP earnings per share but dilutive to Non-GAAP EPS. Management uses Non-GAAP EPS to evaluate the performance of our business on a comparable basis from period to period, including by adjusting for the impact of the issuance of shares that would be dilutive to Non-GAAP EPS. The following table reconciles Non-GAAP EPS to our GAAP net loss per share on a diluted basis:

	Year Ended December 31,
(In millions, except per share amounts)	2019	2020
Net loss attributable to common stockholders	$(102.3)	$(245.8)
Non-GAAP Net Income	$62.4	$151.3

Weighted average number of shares - Diluted	165.3	179.6
Effect of dilutive securities (a)	0.6	3.7
Non-GAAP weighted average number of shares - Diluted	165.9	183.3

Net loss per share - Diluted	$(0.62)	$(1.37)
Per share impacts of adjustments to net loss (b)	1.00	2.21
Per share impacts of shares dilutive after adjustments to net loss (a)	(0.00)	(0.01)
Non-GAAP EPS	$0.38	$0.83

(a)
Reflects impact of awards that would have been anti-dilutive to Net loss per share, and therefore not included in the calculation, but would be dilutive to Non-GAAP EPS and are therefore included in the share count for purposes of this non-GAAP measure. Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the ESPP, as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Certain of our potential common share equivalents are contingent on Apollo achieving pre-established performance targets based on a multiple of their invested capital ("MOIC"), which are included in the denominator for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

(b)	Reflects the aggregate adjustments made to reconcile Non-GAAP Net Income to our net loss, as noted in the above table, divided by the GAAP diluted number of shares outstanding for the relevant period.

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under our Revolving Credit Facility or Receivables Financing Facility. As of December 31, 2020, the Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn as of December 31, 2020. As of December 31, 2020, $65 million was borrowed and outstanding under the Receivables Financing Facility. Of this balance, approximately $15 million was classified as current debt due to a borrowing base deficit under the facility subsequent to December 31, 2020. The amount of incremental borrowing capacity available under the Receivables Financing Facility fluctuates based on the eligibility of receivables held at a given time. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility, the Receivables Financing Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Facilities, the 5.375% Senior Notes and the 3.50% Senior Secured Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

From time to time, depending upon market and other conditions, as well as upon our cash balances and liquidity, we, our subsidiaries or our affiliates may acquire (and have acquired) our outstanding debt securities or our other indebtedness through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we, our subsidiaries or our affiliates may determine (or as may be provided for in the Indentures, if applicable), for cash or other consideration.

On August 7, 2020, we completed the IPO, in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share. We received net proceeds of $667 million from sales of shares in the IPO, after deducting underwriters' discounts and commissions of $37 million, but before deducting offering expenses of $9 million. We used a portion of the net proceeds from the IPO to repurchase $601 million aggregate principal amount of the 8.625% Senior Notes for aggregate cash of $647 million, including related premiums, fees and expenses. The remaining amount of net proceeds will be used for general corporate purposes.

On December 1, 2020 we issued $550 million aggregate principal amount of the 5.375% Senior Notes and used a portion of the proceeds to repurchase $259 million aggregate principal amount of the 8.625% Senior Notes and pay related premiums, fees and expenses. On December 16, 2020, we used the remaining net proceeds from the issuance of the 5.375% Senior Notes, together with cash on hand, to redeem and cancel the remaining $260 million aggregate principal amount of outstanding 8.625% Senior Notes and paid related premiums, fees and expenses. See “8.625% Senior Notes” and "5.375% Senior Notes" below for more information on repurchases and issuances of debt completed during the year ended December 31, 2020.

At December 31, 2020, we held $105 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $69 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $123 million outstanding with respect to these arrangements as of December 31, 2020. We may choose to utilize these various sources of funding in future periods. Refer to Item 8 of Part II, Financial Statements and Supplementary Data - Note 9, "Financing Obligations" for more information regarding financing obligations.

We also lease certain equipment and real estate under operating and finance lease agreements. In June 2020, we entered into lease amendments for two of our data centers to, among other items, extend the lease term. Both lease amendments were deemed a lease modification, which resulted in a change of classification from operating leases to finance leases of $220 million. We had $579 million outstanding with respect to operating and finance lease agreements as of December 31, 2020. We may choose to utilize such leasing arrangements in future periods. Refer to Item 8 of Part II, Financial Statements and Supplementary Data - Note 8, "Leases" for more information regarding our operating and finance leases.

As of December 31, 2020, we had $3,346 million aggregate principal amount outstanding under our Term Loan Facility and 5.375% Senior Notes, with $375 million of borrowing capacity available under the Revolving Credit Facility. Additionally, at December 31, 2020, we had $65 million principal outstanding under the Receivables Financing Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

On February 9, 2021, we issued $550.0 million of 3.50% Senior Secured Notes that will mature on February 15, 2028 and bear interest at a fixed rate of 3.50% per year, payable semi-annually on each February 15 and August 15 through maturity. The 3.50% Senior Secured Notes are not subject to registration rights.

On February 9, 2021, we amended and restated the First Lien Credit Agreement, which included a new seven-year $2,300.0 million senior secured first lien term loan facility (the "New Term Loan Facility") and the Revolving Credit Facility. We borrowed the entire $2,300.0 million New Term Loan Facility and used the borrowings under the New Term Loan Facility, together with the proceeds from the issuance of the 3.50% Senior Secured Notes described above, to repay all borrowings under our existing Term Loan Facility, to pay related fees and expenses and for general corporate purposes. The New Term Loan Facility will mature on February 15, 2028. We may request one or more incremental term loan facilities up to a specified dollar amount plus additional amounts, subject to compliance with applicable leverage ratios and certain terms and conditions.

Borrowings under the New Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 0.75% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Citibank, N.A. and (iii) the one-month adjusted LIBOR plus 1.00%. The applicable margin for the New Term Loan Facility is 2.75% for LIBOR loans and 1.75% for base rate loans. Interest is due at the end of each interest period elected, not exceeding 90 days, for LIBOR loans and at the end of every calendar quarter for base rate loans.

Beginning June 30, 2021, we will also be required to make quarterly amortization payments on the New Term Loan Facility in an annual amount equal to 1.0% of the original principal amount of the New Term Loan Facility, with the balance due at maturity on February 15, 2028.

Debt

Senior Facilities

On November 3, 2016, in conjunction with the Rackspace Acquisition, we entered into the First Lien Credit Agreement with Citibank, N.A. (“Citi”) as the administrative agent. The Senior Facilities originally included the Term Loan Facility in the amount of $2,000 million, which was fully drawn at closing of the Rackspace Acquisition, and an undrawn Revolving Credit Facility of $225 million (together, the "Senior Facilities"). We may request additional Revolving Credit Facility commitments, and had the right to request additional Term Loan Facility commitments, in each case, up to a specified dollar amount plus additional amounts, subject to compliance with applicable leverage ratios and certain terms and conditions. The proceeds of the Term Loan Facility were used to partially finance the Rackspace Acquisition. The Term Loan Facility was set to mature on November 3, 2023 and the Revolving Credit Facility was originally set to mature on November 3, 2021. On August 7, 2020, we increased the size of the Revolving Credit Facility to $375 million from $225 million and extended the maturity date of the Revolving Credit Facility to August 7, 2025.

On June 21, 2017, we amended the terms of the First Lien Credit Agreement to reprice the Term Loan Facility, decreasing the applicable margin to 3.00% for “LIBOR” loans and 2.00% for base rate loans. We also raised an additional $100 million of incremental borrowings under the Term Loan Facility on the same terms as the repriced Term Loan Facility. The proceeds of the $100 million incremental term loans were used for general corporate purposes, including permitted acquisitions, capital expenditures and transaction costs.

On November 15, 2017, in connection with the Datapipe Acquisition, we raised an additional $800 million of incremental borrowings under the Term Loan Facility. The proceeds of the $800 million incremental term loans were used to finance a portion of the Datapipe Acquisition, repay certain of Datapipe’s existing debt obligations and pay related fees and expenses.

Borrowings under the Senior Facilities bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor in the case of the Term Loan Facility (and, effective upon August 7, 2020, also in the case of the Revolving Credit Facility), or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Citi and (iii) the one-month adjusted LIBOR plus 1.00%. Interest is due at the end of each interest period elected, not exceeding 90 days, for LIBOR loans and at the end of every calendar quarter for base rate loans. We were required to make quarterly amortization payments on the Term Loan Facility in an annual amount equal to 1.0% of the original principal amount, including incremental borrowings since the Rackspace Acquisition, or $7 million per quarter, with the balance due at maturity.

As of December 31, 2020, the interest rate on the Term Loan Facility was 4.00%, and the outstanding principal balance was $2,796 million.

The Revolving Credit Facility has historically had an applicable margin of 4.00% for LIBOR loans and 3.00% for base rate loans and is subject to step-downs based on the net first lien leverage ratio. In connection with the amendment to the First Lien Credit Agreement, on August 7, 2020, we reduced the applicable margin for the Revolving Credit Facility to 3.00% for LIBOR loans and 2.00% for base rate loans, with a 1.00% LIBOR “floor” applicable to LIBOR loans. The Revolving Credit Facility also includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This fee is subject to one step-down based on the net first lien leverage ratio. The amendment on August 7, 2020 also extended the maturity date with respect to the Revolving Credit Facility from November 3, 2021 to August 7, 2025.

In addition to the quarterly amortization payments discussed above, our Senior Facilities require us to make certain mandatory prepayments, including using (i) a portion of annual excess cash flow, as defined in the First Lien Credit Agreement, to prepay the New Term Loan Facility, (ii) net cash proceeds of certain non-ordinary assets sales or dispositions of property to prepay the New Term Loan Facility and (iii) net cash proceeds of any issuance or incurrence of debt not permitted under the Senior Facilities to prepay the New Term Loan Facility. We can make voluntary prepayments at any time without penalty, subject to customary breakage costs.

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

We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the Term Loan Facility that result from fluctuations in the LIBOR rate. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 16, "Derivatives" for more information on the interest rate swap agreements.

Over the course of 2020, we borrowed and repaid an aggregate $245 million under the Revolving Credit Facility. As of December 31, 2020, we had no outstanding borrowings under the Revolving Credit Facility.

8.625% Senior Notes

On November 3, 2016, in conjunction with the Rackspace Acquisition, we completed the issuance of $1,200 million aggregate principal amount of 8.625% Senior Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The 8.625% Senior Notes were set to mature on November 15, 2024 and bore interest at a fixed rate of 8.625% per year, payable semi-annually on each May 15 and November 15 through maturity. The proceeds of the 8.625% Senior Notes were used to partially finance the Rackspace Acquisition. The 8.625% Senior Notes were not subject to registration rights.

In December 2018, we repurchased and surrendered for cancellation $3 million aggregate principal amount of 8.625% Senior Notes for $2 million, including accrued interest and excluding related fees and expenses. During 2019, we repurchased and surrendered for cancellation $77 million aggregate principal amount of 8.625% Senior Notes for $67 million, including accrued interest of $1 million and excluding related fees and expenses.

Between August and December 2020, Rackspace Technology Global repurchased or redeemed and cancelled the remaining aggregate principal amount of the $1,120 million outstanding 8.625% Senior Notes and paid related premiums, fees and accrued and unpaid interest for aggregate cash of $1,192 million.

We funded the repurchases and redemptions with proceeds from the IPO and the issuance of the 5.375% Senior Notes. As of December 31, 2020, no 8.625% Senior Notes remained outstanding.

5.375% Senior Notes

Rackspace Technology Global issued $550 million aggregate principal amount of the 5.375% Senior Notes on December 1, 2020. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at a fixed rate of 5.375% per year, payable semi-annually on each June 1 and December 1, commencing on June 1, 2021 through maturity. The proceeds of the 5.375% Senior Notes were used to fund the repurchase or redemption of all of our outstanding 8.625% Senior Notes and to pay related fees and expenses. The 5.375% Senior Notes are not subject to registration rights.

Rackspace Technology Global is the issuer of the 5.375% Senior Notes, and obligations under the 5.375% Senior Notes are guaranteed on a senior unsecured basis by all of Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries (as subsidiary guarantors) that guarantee the Senior Facilities. The 5.375% Senior Notes are effectively junior to the indebtedness under the Senior Facilities, to the extent of the collateral securing the Senior Facilities. The 5.375% Indenture describes certain terms and conditions under which other current and future domestic subsidiaries are required to become guarantors of the 5.375% Senior Notes.

Rackspace Technology Global may redeem the 5.375% Senior Notes at its option, in whole at any time or in part from time to time, at the following redemption prices: prior to December 1, 2023, at a redemption price equal to 100.000% of the principal amount, plus the applicable premium described in the 5.375% Indenture and accrued and unpaid interest, if any, to but excluding the redemption date; from December 1, 2023 to December 1, 2024, at a redemption price equal to 102.688% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; from December 1, 2024 to December 1, 2025, at a redemption price equal to 101.344% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; and from December 1, 2025 and thereafter, at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date. Rackspace Technology Global may also redeem up to 40% of the aggregate principal amount of the 5.375% Senior Notes with funds in an aggregate amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 105.375% of the principal amount of the 5.375% Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

As of December 31, 2020, $550 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

Debt covenants

Our New Term Loan Facility is not subject to a financial maintenance covenant. As of December 31, 2020, our Revolving Credit Facility included a financial maintenance covenant that limits the borrower's net first lien leverage ratio to a maximum of 5.00 to 1.00. This ratio was modified from the historical 3.50 to 1.00 ratio on August 7, 2020 in the amendment of the First Lien Credit Agreement. The net first lien leverage ratio is calculated as the ratio of (x) the total amount of the borrower’s first lien debt for borrowed money (which is currently identical to the total amount outstanding under the Senior Facilities), less the borrower’s unrestricted cash and cash equivalents, to (y) consolidated EBITDA (as defined under the First Lien Credit Agreement governing the Senior Facilities). However, this financial maintenance covenant will only be applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is equal to or greater than 35% of the Revolving Credit Facility commitments as of the last day of such fiscal quarter. Additional covenants in the Senior Facilities limit our subsidiaries' ability to, among other things, incur certain additional debt and liens, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates.

The Indentures contains covenants that, among other things, limit our subsidiaries' ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates.

Our “consolidated EBITDA,” as defined under our debt instruments, is calculated in the same manner as our Adjusted EBITDA, presented elsewhere in this report, except that our debt instruments allow us to adjust for additional items, including certain start-up costs, and to give pro forma effect to acquisitions, including resulting synergies, and internal cost savings initiatives. In addition, under the Indentures, the calculation of consolidated EBITDA does not take into account substantially any changes in GAAP subsequent to the date of issuance, whereas under the Senior Facilities, the calculation of consolidated EBITDA takes into account the impact of certain changes in GAAP subsequent to the original closing date other than with respect to capital leases.

As of December 31, 2020, we were in compliance with all covenants under the Senior Facilities and the 5.375% Indenture.

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

Advances bear interest based on an index rate plus a margin. As of December 31, 2020, the interest rate on borrowings under the Receivables Financing Facility was 2.37%. The SPV is also required to pay a monthly commitment fee to each lender based on the amount of such lender’s outstanding commitment. The Receivables Financing Facility contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type.

As of December 31, 2020, $65 million was borrowed and outstanding under the Receivables Financing Facility. Subsequent to December 31, 2020, the SPV repaid a portion of the Receivables Financing Facility in the amount of $15 million to cover a borrowing base deficit of approximately $14 million. The Receivables Financing Facility requires us to comply with a leverage ratio and an interest coverage ratio. We were in compliance with all applicable covenants under the Receivables Financing Facility as of December 31, 2020.

Capital Expenditures

The following table sets forth a summary of our capital expenditures for the periods indicated:

	Year Ended December 31,
(In millions)	2018	2019	2020
Customer gear (1)	$225.7	$138.1	$127.2
Data center build outs (2)	29.1	9.0	15.3
Office build outs (3)	2.1	4.6	2.7
Capitalized software and other projects (4)	91.2	58.0	79.4
Total capital expenditures	$348.1	$209.7	$224.6
(1)    Includes servers, firewalls, load balancers, cabinets, backup libraries, storage arrays and drives and certain software that is essential to the functionality of customer gear, which we provide.
(2)    Includes generators, uninterruptible power supplies, power distribution units, mechanical and electrical plants, chillers, raised floor, network cabling, other infrastructure gear and other data center building improvements.
(3)    Includes building improvements, raised floor, furniture and equipment.
(4)    Includes salaries and payroll-related costs of employees and consultants who devote time to the development of certain internal-use software projects, purchased software licenses and other projects that meet the criteria for capitalization.

Capital expenditures were $225 million in 2020, compared to $210 million in 2019, an increase of $15 million. The majority of the increase is due to the refresh of certain data center equipment within our normal maintenance cycle and multi-year agreements for software and customer licenses.

Capital expenditures were $210 million in 2019, compared to $348 million in 2018, a decrease of $138 million, primarily due to the non-recurrence in 2019 of several other factors driving higher capital expenditures in 2018. In 2018, there was incremental capital spend related to Datapipe customers, higher spend to deploy customer environments, reflecting the changed mix of Bookings, higher customer demand for new devices due to the launch of a new server line, investments in customer experience and product capabilities and integration efforts in certain data centers. Capital expenditures in 2018 also included $61 million in upfront purchases of certain software licenses and equipment under installment payment arrangements.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Year Ended December 31,
(In millions)	2018	2019	2020
Cash provided by operating activities	$429.8	$292.9	$116.7
Cash used in investing activities	$(348.3)	$(386.5)	$(128.4)
Cash provided by (used in) financing activities	$(53.7)	$(79.2)	$29.9

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

Net cash provided by operating activities for 2020 decreased $176 million, or 60%, from 2019. This decrease was due to a $400 million increase in operating expense payments, largely for third-party infrastructure costs, and a $70 million increase in employee-related payments, both reflecting the impact of the Onica acquisition. These variances were partially offset by a $261 million increase in cash collections, primarily reflecting higher revenue levels resulting from the acquisition of Onica, a $20 million decrease in debt interest payments and a $19 million decrease in obligations to settle share-based awards in connection with the Rackspace Acquisition, as the final payment was made during the three months ended March 31, 2019.

Net cash provided by operating activities for 2019 decreased $137 million, or 32%, from 2018. This decrease was driven by lower cash collections in 2019 due to lower revenue, coupled with higher cash payments for operating expenses. These higher cash payments were primarily due to increased infrastructure expense for third-party clouds reflecting growth in offerings utilizing those third-party clouds. Other significant changes between periods included a $43 million decrease in employee-related payments due to a decline in headcount and a $27 million decrease in payments related to our obligations to settle share-based awards in connection with the Rackspace Acquisition.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build-outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities for 2020 decreased $258 million, or 67%, from 2019, mainly due to lower cash payments for acquisitions. Cash paid for the acquisition of Onica in 2019 was $316 million compared to $10 million paid for the acquisition of Bright Skies GmbH ("Bright Skies") in 2020. In addition, there was an $82 million decrease in cash purchases of property, equipment and software, as we increased our usage of financing arrangements in place of upfront cash payments to procure capital assets. The impact of these decreases was partially offset by the receipt of $110 million in proceeds related to the sale of equity investments in 2019, including $107 million from the sale of our CrowdStrike investment, and the receipt of $17 million in proceeds in 2019 related to the repayment of a promissory note receivable issued in conjunction with the 2017 sale of our Mailgun business.

Net cash used in investing activities for 2019 increased $38 million, or 11%, from 2018, mainly due to higher cash payments for acquisitions. Cash paid for the acquisition of RelationEdge in 2018 was $65 million compared to $316 million paid for the acquisition of Onica in 2019. This was partially offset by a $96 million decrease in cash purchases of property, equipment and software and the receipt of $110 million in proceeds related to the sale of equity investments in 2019, including $107 million from the sale of our CrowdStrike investment. In addition, we received $17 million in proceeds in 2019 related to the repayment of a promissory note receivable issued in conjunction with the 2017 sale of our Mailgun business.

Cash Provided by or Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash provided by financing activities was $30 million for 2020 compared to net cash used in financing activities of $79 million for 2019. The change was primarily driven by net proceeds of $658 million from the IPO, which was comprised of $667 million in proceeds from the issuance of common stock, net of $9 million in offering fees paid. In addition, we received proceeds of $31 million from employee stock plans and borrowed $65 million under our Receivables Financing Facility in 2020. These net cash inflows were offset by net repayments on senior notes of $627 million, reflecting the repurchase of our 8.625% Senior Notes and issuance of 5.375% Senior Notes, compared to $66 million in 8.625% Senior Notes repurchases in 2019. In addition, there was a $42 million decrease in proceeds from other financing obligations and a $32 million increase in payments for other financing obligations in 2020 from 2019.

Net cash used in financing activities for 2019 increased $26 million, or 47%, from 2018. The change was primarily driven by $66 million in repurchases of our 8.625% Senior Notes in 2019, an increase of $20 million in principal payments for financing obligations, and equity-related cash activity, which included $3 million of proceeds in 2018 compared to $5 million of payments in 2019. This was partially offset by $63 million in proceeds received in 2019 in conjunction with financing obligations related to equipment sale-leaseback arrangements. Additionally, we borrowed a total gross amount of $225 million under the Revolving Credit Facility over the course of the fourth quarter of 2019, primarily in connection with the closing of the Onica Acquisition. As of December 31, 2019, we had fully repaid these borrowings with a combination of the proceeds received from financing obligations, proceeds received from the sale of our CrowdStrike investment and internally-generated cash.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We have entered into various indemnification arrangements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies and third parties to whom and from whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by third parties due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions by us, our employees, agents or representatives. These indemnification obligations are considered off-balance sheet arrangements. To date, we have not incurred material costs as a result of such obligations and have not accrued any material liabilities related to such indemnification obligations in our consolidated financial statements. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 10, "Commitments and Contingencies" for more information related to these indemnification arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We consider accounting policies that require significant management judgment and estimates to be critical accounting policies. We review our estimates and judgments on an ongoing basis, including those related to business combinations, revenue recognition, allowance for doubtful accounts, property, equipment and software and definite-lived intangible assets, goodwill and indefinite-lived intangible assets, contingencies, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to determine the carrying values of assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Business Combinations

Mergers and acquisitions are accounted for using the acquisition method, in accordance with accounting guidance for business combinations. Under the acquisition method, we allocate the fair value of purchase consideration to the tangible and intangible assets acquired (“identifiable assets”) and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of identifiable assets acquired and liabilities assumed, including contingent consideration when applicable, management makes significant estimates and assumptions.

Critical estimates in valuing certain intangible assets include but are not limited to discount rates and future expected cash flows from customer relationships and developed technology. The fair value of equity and contingent consideration includes estimates and judgments related to the discount rates and future discounted cash flows based on management’s internal forecasts, timing of achievement of milestones and probability-weighted scenarios. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the identifiable assets acquired and liabilities assumed.

Revenue Recognition

We provide cloud computing to customers, which is broadly defined as the delivery of computing, storage and applications over the Internet. Cloud computing is a service transaction under which the services we provide vary on a daily basis. The totality of services provided represent a single integrated solution tailored to the customer’s specific needs. As such, our performance obligations to our customers consist of a single integrated solution delivered as a series of distinct daily services. We recognize revenue on a daily basis as services are provided in an amount that reflects the consideration to which we expect to be entitled in exchange for the services.

Our usage-based arrangements generally include variable consideration components consisting of monthly utility fees with a defined price and undefined quantity. Additionally, our contracts contain service level guarantees that provide discounts when we fail to meet specific obligations and certain products may include volume discounts based on usage. As these variable consideration components consist of a single distinct daily service provided on a single performance obligation, we account for this consideration as services are provided and earned.

Our largest source of revenue relates to fees associated with certain arrangements within our Multicloud Services offerings that generally have a fixed term, typically from 12 to 36 months with a monthly recurring fee based on the computing resources utilized and provided to the customer, the complexity of the underlying infrastructure and the level of support we provide. Contracts for our service offerings falling within our Apps & Cross Platform and OpenStack Public Cloud segments and public cloud service offerings within our Multicloud Services segment typically operate on a month-to-month basis and can be canceled at any time without penalty.

We also provide customers with professional services for the design and implementation of application, security and data services. Professional service contracts are either fixed-fee or time-and-materials based. We typically consider our professional services to be a separate performance obligation from other integrated solutions being provided to the same customer. Our performance obligations under these arrangements are typically to provide the services on a daily basis over a period of time and we recognize revenue as the services are performed.

We offer customers the flexibility to select the best combination of resources in order to meet the requirements of their unique applications and provide the technology to seamlessly operate and manage multiple cloud computing environments. Judgment is required in assessing whether a service is distinct, including determination of whether the customer could benefit from the service on its own or in conjunction with other readily available resources and whether certain services are highly integrated into a bundle of services that represent the combined output specified by the customer. Arrangements can contain multiple performance obligations that are distinct, which are accounted for separately. Each performance obligation is recognized as services are provided based on their standalone selling price (“SSP”). Judgment is required to determine the SSP for each of our distinct performance obligations. We utilize a range of prices when developing our estimates of SSP. We determine the range of prices for estimating SSP for all our performance obligations using observable inputs, such as standalone sales and historical contract pricing. Our estimates of SSP are updated quarterly.

In addition, our customer agreements provide that we will achieve certain service levels related primarily to network uptime, critical infrastructure availability and hardware replacement. We may be obligated to provide service credits for a portion of the service fees paid by our customers to the extent that such service levels are not achieved or are otherwise disputed. Credit memos are recognized in the period of service to which they relate.

Revenue recognition for revenue generated from arrangements in which we resell third-party infrastructure bundled with our managed services, requires judgment to determine whether revenue can be recorded at the gross sales price or net of third-party fees. Typically, revenue is recognized on a gross basis when it is determined that we are the principal in the relationship. We are considered the principal in the relationship when we are primarily responsible for fulfilling the contract and obtain control of the third-party infrastructure before transferring it as an integral part of our performance obligation to provide services to the customer. Revenue is recognized net of third-party fees when we determine that our obligation is only to facilitate the customers’ purchase of third-party infrastructure.

Valuation of Accounts Receivable and Allowance for Doubtful Accounts

We record an allowance for doubtful accounts on trade accounts receivable for estimated losses resulting from uncollectible receivables. When evaluating the adequacy of the allowance, we consider historical bad debt write-offs and all known facts and circumstances such as current economic conditions and trends, customer creditworthiness and specifically identified customer risks. If actual collections of customer receivables differ from our estimates, additional allowances may be required which could have an impact on our results of operations.

Property, Equipment and Software and Definite-Lived Intangible Assets

In providing services to our customers, we utilize significant amounts of property, equipment and software, which we depreciate on a straight-line basis over their estimated useful lives. Definite-lived intangible assets are primarily comprised of customer relationships and are stated at their acquisition-date fair value less accumulated amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives. Property and equipment under operating and finance leases are included within “Operating right-of-use assets” and “Property, equipment and software, net,” respectively, in our Consolidated Balance Sheets. Operating right-of-use assets are amortized on a straight-line basis over the lease term whereas finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. We routinely review the estimated useful lives of our property, equipment and software and definite-lived intangible assets (“long-lived assets”). A change in the useful life of a long-lived asset is treated as a change in accounting estimate in the period of change and future periods.

Long-lived assets, including operating right-of-use assets and finance lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured at the asset group level and if the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds its fair value.

We capitalize the salaries and related compensation costs of employees and consultants who devote time to the development of certain internal-use software projects. Judgment is required in determining whether an enhancement to previously developed software is significant and creates additional functionality to the software, thus resulting in capitalization. All other software development costs are expensed as incurred. Capitalized software development costs are amortized over the expected useful life of the software, which is generally three years; however, we evaluate the nature and utility of each project which can result in a useful life ranging between one and five years on certain projects.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Our indefinite-lived intangible assets consists of our Rackspace trade name, which was recorded at fair value on our balance sheet at the date of the Rackspace Acquisition.

Application of the goodwill and other indefinite-lived intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. We test goodwill and our indefinite-lived intangible asset, the Rackspace trade name, for impairment on an annual basis as of October 1st or more frequently if events or circumstances indicate a potential impairment. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition.

Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Assets and liabilities are assigned to each of our reporting units if they are employed by a reporting unit and are considered in the determination of the reporting unit fair value. Certain assets and liabilities are shared by multiple reporting units, and thus, are allocated to each reporting unit based on the relative size of a reporting unit, primarily based on revenue. We have three reporting units: Multicloud Services, Apps & Cross Platform and OpenStack Public Cloud.

We estimate the fair values of our reporting units and the Rackspace trade name using the discounted cash flow method and relief-from-royalty method, respectively. These calculations require the use of significant estimates and assumptions, such as: (i) the forecasted royalty rate; (ii) the estimation of future revenue and projected margins, which are dependent on internal cash flow forecasts; (iii) estimation of the terminal growth rates and capital spending; and (iv) determination of discount rates. The discount rates used are based on our weighted average cost of capital and are adjusted for risks and uncertainties inherent in our business and in our estimation of future cash flows. The estimates and assumptions used to calculate the fair value of our reporting units and the Rackspace trade name from year to year are based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could produce materially different results.

As a result of our annual goodwill impairment test performed during the fourth quarter of 2018, we determined that the carrying amount of our Multicloud Services reporting unit exceeded its fair value and recorded a goodwill impairment charge of $295 million, resulting in a decrease of approximately 16% in the goodwill allocated to this reporting unit. The impairment was driven by a significant decrease in forecasted revenue and cash flows and a lower long-term growth rate, as current and forecasted industry trends reflected lower demand for traditional managed hosting services. The results of our goodwill impairment test for the years ended December 31, 2019 and 2020 did not indicate any impairments of goodwill.

Contingencies

We accrue for contingent obligations when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the recorded accrual. Estimates that are particularly sensitive to future changes include those related to tax, legal and other regulatory matters, changes in the interpretation and enforcement of international laws, and the impact of local economic conditions and practices, which are all subject to change as events evolve and as additional information becomes available during the administrative and litigation process. Changes in our estimates and assumptions could have a material impact on our consolidated financial statements.

Share-Based Compensation

We account for share-based awards under the recognition and measurement provisions of ASC 718 (Compensation—Stock Compensation). Share-based compensation cost is measured at the grant date based on the fair value of the underlying common stock and is recognized as expense over the requisite service period. The fair value of stock options with vesting conditions dependent upon market performance is determined using a Monte Carlo simulation. Determining the grant date fair value of share-based awards with performance vesting conditions and the probability of such awards vesting requires judgment.

Prior to the completion of our IPO on August 7, 2020, there had been no public market for our common stock since the Rackspace Acquisition in 2016. The estimated fair value of our common stock was determined by our board of directors as of the grant date of each option grant, with input from management, including consideration of our most recent third-party valuations of our common stock, which were completed periodically throughout the fiscal year.

The third-party valuation specialists used the Income Approach to estimate the value of our equity. Within the Income Approach, the valuation specialists relied upon the Discounted Cash Flow (“DCF”) method, which focused on our estimated expected cash flow available for distribution to the equityholders. The DCF calculation was prepared based on detailed revenue and expense projections prepared by management as part of its annual budgeting process and reflected the financial and operational facts and circumstances specific to our company. Significant assumptions impacting the DCF calculation also included expected future capital expenditures, our long-term growth rate, and the applicable discount rate. For purposes of capturing the dilution from outstanding options, the valuation utilized the Option-Pricing Method (“OPM”). The OPM depended on key assumptions regarding the volatility and time to a liquidity event but did not require explicit estimates of the possible future outcomes. The input and assumptions used in this calculation were total equity value, time to liquidity, expected volatility and dividends, which were all determined by management. A discount for lack of marketability was not applied as its impact was already reflected in the equity value through the discount rate, given that there were no differential rights attributable to different shareholders (as we have only one class of shares). These estimates were complex, involved a number of variables, uncertainties and assumptions and the application of management’s judgment, as they were inherently subjective.

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in evaluating our tax positions and determining our provision for income taxes. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

Our effective tax rates may differ from the statutory rate for various reasons, including differences due to the tax impact of foreign operations, research and development tax credits, state taxes, contingency reserves for uncertain tax positions, certain benefits realized related to share-based compensation, executive compensation that is nondeductible under IRC Section 162(m), changes in the valuation of our deferred tax assets or liabilities, or from changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service (the “IRS”), Her Majesty’s Revenue and Customer and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.

For a description of accounting pronouncements recently adopted and issued, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities, which includes our $375 million Revolving Credit Facility, $2,796 million outstanding under the Term Loan Facility, and our $65 million Receivables Financing Facility. As of December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $2,796 million outstanding under the Term Loan Facility and $65 million outstanding under the Receivables Financing Facility. As of December 31, 2020, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $4 million change in annual interest expense on indebtedness under the Senior Facilities and the Receivables Financing Facility.

In December 2016, we entered into seven floating-to-fixed interest rate swap agreements to manage our risk from interest rate fluctuations associated with the floating-rate Term Loan Facility. The remaining three swap agreements in effect as of December 31, 2020 have an aggregate notional amount of $1.05 billion and mature over the next two years. On a quarterly basis, we net settle with the counterparty for the difference between the fixed rate specified in each swap agreement, ranging from 1.7625% to 1.9040%, and the variable rate based upon the three-month LIBOR as applied to the notional amount of the swap.

In December 2018, we entered into four additional floating-to-fixed interest rate swap agreements with an aggregate notional amount of $1.35 billion and a maturity date of November 3, 2023. These swap agreements are forward-starting, and as of December 31, 2020, two swaps agreements, with an aggregate notional amount of $300 million, were effective. The remaining swap agreements become effective each year thereafter to coincide with the maturity dates of the outstanding December 2016 swap agreements. On a quarterly basis, we net settle with the counterparty for the difference between the fixed rate specified in each swap agreement, ranging from 2.7350% to 2.7490%, and the variable rate based upon the three-month LIBOR as applied to the notional amount of the swap.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. During 2020, we recognized foreign currency transaction gains of $6 million within "Other income (expense), net" in our Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

In November 2017, we entered into three forward contracts. Under the terms of these contracts, we sold a total of £120 million at an average rate of 1.34378 British pound sterling to U.S. dollar and received $161.3 million. These contracts settled on November 30, 2018 and we received a final net payment of $7.9 million.

In November 2018, we entered into one foreign currency forward contract. Under the terms of the contract, we sold £75 million at a rate of 1.3002 British pound sterling to U.S. dollar and received $97.5 million. This contract settled on November 29, 2019 and we received a final net payment of $0.8 million.

In November 2019, we entered into two foreign currency net-zero cost collar contracts with an aggregate notional amount of £100 million and a maturity date of November 30, 2020. Under the terms of the contracts, the British pound sterling to U.S. dollar exchange rate floats between 1.2375 and 1.3475. On March 26, 2020, we settled one of these contracts, with an aggregate notional amount of £50 million, and we received a final net payment of $1.9 million and on November 19, 2020, we settled the remaining contract, with an aggregate notional amount of £50 million, and we made a final net payment of $0.2 million.

During 2020, we entered into a series of foreign currency contracts to manage our exposure to movements in the British pound sterling, Euro, and Mexican peso. These contracts had three-month terms and settled at various dates throughout the year, which resulted in the company making aggregate payments of $5.4 million. As of December 31, 2020, there was no notional amount outstanding related to these contracts.

During the fourth quarter of 2020, we entered into two foreign currency forward contracts. Under the terms of these contracts, on November 30, 2021, we will sell a total of £80 million at an average rate of 1.3388 British pound sterling to U.S. dollar and receive $107.1 million.

Power Prices

We are a large consumer of power. During 2020, we expensed approximately $40 million that was paid to utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have fixed price power contracts for data centers in the Dallas-Fort Worth, San Jose and London areas that allow us to procure power either on a fixed price or on a variable price basis.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 16, "Derivatives," for more information on interest rate swaps, foreign currency hedging contracts, and fixed power contracts.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RACKSPACE TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rackspace Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rackspace Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated net goodwill balance was $2,761.1 million as of December 31, 2020. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment at the reporting unit level. Management conducts impairment testing on an annual basis as of October 1st or more frequently if events or circumstances indicate a potential impairment. Management compared the fair values of each of the Company’s reporting units to their respective carrying amounts. Impairment is measured as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. Management estimates the fair value of the reporting units using the income approach, specifically the discounted cash flow method. This requires the use of significant estimates and assumptions, including future revenues, projected margins and capital spending, terminal growth rates, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are the significant judgment by management when developing the fair value measurements of the reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to management’s significant assumptions related to future revenues, projected margins and capital spending, terminal growth rates, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value of the reporting units, (ii) evaluating the appropriateness of the discounted cash flow models, (iii) testing the completeness and accuracy of underlying data used in the models, and (iv) evaluating the significant assumptions used by management related to future revenues, projected margins and capital spending, terminal growth rates, and discount rates. Evaluating management’s assumptions related to future revenues and projected margins and capital spending involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting units, third-party industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models and the terminal growth rates and discount rates assumptions.

Indefinite-Lived Trade Name Impairment Assessment

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible asset balance was $250.0 million as of December 31, 2020. The Company’s indefinite-lived intangible asset consists of the Rackspace trade name. Management conducts an impairment test as of October 1st of each year, or more frequently if events or circumstances indicate a potential impairment. Management estimates the fair value of the indefinite-lived trade name using the income approach, specifically the relief-from-royalty method. The relief-from-royalty model requires significant judgment, including estimation of future revenues, the royalty rate and discount rate.

The principal considerations for our determination that performing procedures relating to the indefinite-lived trade name impairment assessment is a critical audit matter are the significant judgment by management when developing the fair value measurement of its indefinite-lived trade name, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to management’s significant assumptions related to future revenues, the royalty rate and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimates, (ii) evaluating the appropriateness of the relief-from-royalty model, (iii) testing the completeness and accuracy of underlying data used in the model, and (iv) evaluating the significant assumptions used by management related to future revenues, royalty rate and discount rate. Evaluating management’s assumptions related to future revenues involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the Company, third-party industry data, and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s relief-from-royalty model and the royalty rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
February 26, 2021

We have served as the Company's auditor since 2017.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	December 31, 2019	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$83.8	$104.7
Accounts receivable, net of allowance for doubtful accounts and accrued customer credits of $17.0 and $28.3, respectively	350.3	483.0
Prepaid expenses	76.2	123.8
Other current assets	33.4	47.0
Total current assets	543.7	758.5

Property, equipment and software, net	727.8	884.6
Goodwill, net	2,745.8	2,761.1
Intangible assets, net	1,817.4	1,646.3
Operating right-of-use assets	308.3	171.1
Other non-current assets	129.4	156.2
Total assets	$6,272.4	$6,377.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$260.4	$285.4
Accrued compensation and benefits	128.5	110.6
Deferred revenue	66.6	76.7
Debt	29.0	43.4
Accrued interest	36.0	26.5
Operating lease liabilities	58.3	62.2
Financing obligations	42.9	48.8
Other current liabilities	50.2	88.6
Total current liabilities	671.9	742.2

Non-current liabilities:
Debt	3,844.3	3,319.3
Operating lease liabilities	256.5	118.2
Finance lease liabilities	88.4	358.1
Financing obligations	86.4	74.1
Deferred income taxes	326.9	236.7
Other non-current liabilities	99.2	145.5
Total liabilities	5,373.6	4,994.1

Commitments and Contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 165.4 and 201.8 shares issued and outstanding, respectively	1.6	2.0
Additional paid-in capital	1,602.7	2,363.6
Accumulated other comprehensive income (loss)	12.0	(18.6)
Accumulated deficit	(717.5)	(963.3)
Total stockholders' equity	898.8	1,383.7
Total liabilities and stockholders' equity	$6,272.4	$6,377.8

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions, except per share data)	2018	2019	2020
Revenue	$2,452.8	$2,438.1	$2,707.1
Cost of revenue	(1,445.7)	(1,426.9)	(1,722.7)
Gross profit	1,007.1	1,011.2	984.4
Selling, general and administrative expenses	(949.3)	(911.7)	(959.7)
Impairment of goodwill	(295.0)	—	—
Gain on sale	—	2.1	—
Income (loss) from operations	(237.2)	101.6	24.7
Other income (expense):
Interest expense	(281.1)	(329.9)	(268.4)
Gain on investments, net	4.6	99.5	0.7
Gain (loss) on extinguishment of debt	0.5	9.8	(71.5)
Other income (expense), net	12.7	(3.3)	2.5
Total other income (expense)	(263.3)	(223.9)	(336.7)
Loss before income taxes	(500.5)	(122.3)	(312.0)
Benefit for income taxes	29.9	20.0	66.2
Net loss	$(470.6)	$(102.3)	$(245.8)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(17.8)	$12.0	$8.8
Unrealized loss on derivative contracts	—	—	(47.6)
Amount reclassified from accumulated other comprehensive income (loss) to earnings	—	—	8.2
Other comprehensive income (loss)	(17.8)	12.0	(30.6)
Comprehensive loss	$(488.4)	$(90.3)	$(276.4)

Net loss per share:
Basic and diluted	$(2.85)	$(0.62)	$(1.37)
Weighted average number of shares outstanding:
Basic and diluted	165.2	165.3	179.6

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2018	2019	2020
Cash Flows From Operating Activities
Net loss	$(470.6)	$(102.3)	$(245.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	611.0	496.0	466.2
Amortization of operating right-of-use assets	—	70.5	70.7
Deferred income taxes	(24.6)	(40.7)	(73.6)
Share-based compensation expense	20.0	30.2	74.5
Impairment of goodwill	295.0	—	—
Gain on sale	—	(2.1)	—
(Gain) loss on extinguishment of debt	(0.5)	(9.8)	71.5
Unrealized (gain) loss on derivative contracts	(4.6)	54.0	(2.3)
Gain on investments, net	(4.6)	(99.5)	(0.7)
Provision for bad debts and accrued customer credits	12.6	17.8	24.7
Amortization of debt issuance costs and debt discount	18.0	18.3	18.0
Other operating activities	0.3	(0.4)	(1.4)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(32.3)	(42.2)	(156.0)
Prepaid expenses and other current assets	(1.4)	(10.2)	(58.0)
Accounts payable, accrued expenses, and other current liabilities	51.2	(32.7)	(7.4)
Deferred revenue	9.8	11.6	9.9
Operating lease liabilities	—	(78.1)	(58.0)
Other non-current assets and liabilities	(49.5)	12.5	(15.6)
Net cash provided by operating activities	429.8	292.9	116.7
Cash Flows From Investing Activities
Purchases of property, equipment and software	(294.3)	(198.0)	(116.5)
Acquisitions, net of cash acquired	(65.3)	(316.1)	(9.5)
Proceeds from sales	0.1	16.8	—
Proceeds from sales of investments	8.8	109.5	0.9
Other investing activities	2.4	1.3	(3.3)
Net cash used in investing activities	(348.3)	(386.5)	(128.4)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	3.2	—	657.8
Proceeds from employee stock plans	—	—	31.1
Shares of common stock withheld for employee taxes	—	(1.1)	(2.1)
Repurchase of common stock	—	(2.2)	—
Cash settlement of share-based awards	—	(1.5)	—
Proceeds from borrowings under long-term debt arrangements	—	225.0	860.0
Payments on long-term debt	(30.9)	(320.0)	(1,450.6)
Payments for debt issuance costs	—	—	(8.8)
Principal payments of capital leases	(21.0)	—	—
Principal payments of finance lease liabilities	—	(19.9)	(24.0)
Proceeds from financing obligations	—	62.6	20.9
Principal payments of financing obligations	(5.0)	(22.1)	(54.4)
Net cash provided by (used in) financing activities	(53.7)	(79.2)	29.9
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4.5)	1.7	2.8
Increase (decrease) in cash, cash equivalents, and restricted cash	23.3	(171.1)	21.0
Cash, cash equivalents, and restricted cash at beginning of period	234.9	258.2	87.1
Cash, cash equivalents, and restricted cash at end of period	$258.2	$87.1	$108.1

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$262.5	$265.3	$262.8
Cash payments for income taxes, net of refunds	$13.9	$7.2	$15.6

Non-cash Investing and Financing Activities
Acquisition of property and equipment by capital leases	$0.3	$—	$—
Acquisition of property and equipment by finance leases	—	12.6	93.7
Acquisition of property, equipment and software by financing obligations	—	3.1	27.8
Increase (decrease) in property, equipment and software accrued in liabilities	53.5	(4.0)	(13.4)
Non-cash purchases of property, equipment and software	$53.8	$11.7	$108.1

Non-cash increase in buildings within property, equipment and software, net due to lease modification	$—	$—	$220.3
Debt issuance costs included in accrued liabilities	$—	$—	$0.6
Additional finance obligations for build-to-suit leases and other non-cash investing and financing activities (1)	$2.5	$1.2	$2.3
(1)     Represents additional finance obligations for build-to-suit arrangements for the year ended December 31, 2018 only, and other non-cash investing and financing activities for all years presented.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Consolidated Statements of Cash Flows.

	Year Ended December 31,
(In millions)	2018	2019	2020
Cash and cash equivalents	$254.3	$83.8	$104.7
Restricted cash included in other non-current assets	3.9	3.3	3.4
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$258.2	$87.1	$108.1

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	165.0	$1.6	$1,554.1	$17.8	$(200.5)	$1,373.0
Issuance of common stock	0.2	—	3.2	—	—	3.2
Share-based compensation expense	—	—	20.0	—	—	20.0
Net loss	—	—	—	—	(470.6)	(470.6)
Other comprehensive loss	—	—	—	(17.8)	—	(17.8)
Balance at December 31, 2018	165.2	$1.6	$1,577.3	$—	$(671.1)	$907.8
Cumulative effect of adopting ASC 842	—	—	—	—	55.9	55.9
Exercise of stock options and release of stock awards, net of shares withheld	0.4	—	(1.1)	—	—	(1.1)
Repurchase of common stock	(0.2)	—	(2.2)	—	—	(2.2)
Cash settlement of share-based awards	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	30.2	—	—	30.2
Net loss	—	—	—	—	(102.3)	(102.3)
Other comprehensive income	—	—	—	12.0	—	12.0
Balance at December 31, 2019	165.4	$1.6	$1,602.7	$12.0	$(717.5)	$898.8
Issuance of common stock	33.5	0.4	657.4	—	—	657.8
Exercise of stock options and release of stock awards, net of shares withheld	2.5	—	23.4	—	—	23.4
Issuance of shares from Employee Stock Purchase Plans	0.4	—	5.6	—	—	5.6
Share-based compensation expense	—	—	74.5	—	—	74.5
Net loss	—	—	—	—	(245.8)	(245.8)
Other comprehensive loss	—	—	—	(30.6)	—	(30.6)
Balance at December 31, 2020	201.8	$2.0	$2,363.6	$(18.6)	$(963.3)	$1,383.7

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Rackspace Technology, Inc. ("Rackspace Technology") (formerly known as Rackspace Corp. until its legal name change on June 11, 2020 and formerly known as Inception Topco, Inc. until its legal name change on March 31, 2020), is a Delaware corporation controlled by investment funds affiliated with Apollo Global Management, Inc. and its subsidiaries ("Apollo"). Rackspace Technology was formed on July 21, 2016 but had no assets, liabilities or operating results until November 3, 2016 (the "Closing Date") when Rackspace Hosting, Inc. (now named Rackspace Technology Global, Inc., or "Rackspace Technology Global"), a global provider of modern information technology-as-a-service, was acquired by Inception Parent, Inc., a wholly-owned entity indirectly owned by Rackspace Technology (the "Rackspace Acquisition").

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

For ease of reference, the terms "we," "our company," "the company," "us," or "our" as used in this report refer to Rackspace Technology and its consolidated subsidiaries.

On July 20, 2020, the board of directors of the company approved and effected a twelve-for-one stock split of the company’s common stock (the "Stock Split"). All common stock share and per-share data, excluding par value per share, included in the accompanying consolidated financial statements give effect to the Stock Split and have been adjusted retroactively for all periods presented.

On August 7, 2020, we completed our initial public offering (the "IPO"), in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share. We received net proceeds of $666.6 million from sales of shares in the IPO, after deducting underwriters' discounts and commissions of $36.9 million, but before deducting offering expenses of $8.8 million.

The accompanying consolidated financial statements include the accounts of Rackspace Technology, Inc. and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, useful lives of property, equipment and software, software capitalization, incremental borrowing rates for lease liability measurement, fair values of intangible assets and reporting units, useful lives of intangible assets, share-based compensation, contingencies, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from our estimates.

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

Cash, Cash Equivalents, and Restricted Cash

Our cash is comprised of bank deposits, overnight sweep accounts and money market funds and is held with high-credit quality U.S. and foreign financial institutions. We consider all highly liquid investments, such as money market funds, with original maturities of three months or less when acquired to be cash equivalents.

Restricted cash, included in "Other non-current assets" in our Consolidated Balance Sheets, represents collateral for letters of credit. Restricted cash was $3.3 million and $3.4 million as of December 31, 2019 and 2020, respectively.

Property, Equipment and Software and Definite-Lived Intangible Assets

Property, equipment and software is stated at cost, net of accumulated depreciation and amortization. Included in property, equipment and software are capitalized costs related to computer software developed or acquired for internal use. Capitalized computer software costs consist of purchased software licenses, implementation costs, and salaries and related compensation costs of employees and consultants for certain projects that qualify for capitalization. For cloud computing arrangements that include a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. For cloud computing arrangements that do not include a software license, the arrangement is accounted for as a service contract and is expensed as the services are provided.

Replacements and major improvements to property, equipment and software are capitalized, while maintenance and repairs are charged to expense as incurred. We also capitalize interest costs incurred during the acquisition, development and construction of certain assets until the asset is ready for its intended use. We capitalized interest of $1.0 million, $1.2 million and $0.8 million for the years ended December 31, 2018, 2019 and 2020, respectively.

Property, equipment and software is depreciated on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining lease term. Depreciation expense is recorded within "Cost of revenue" and "Selling, general and administrative expenses" on our Consolidated Statements of Comprehensive Loss.

The following table shows the estimated useful lives used for property, equipment and software:

Classification	Estimated Useful Lives
Computers and equipment	3 to 5 years
Software	3 years
Furniture and fixtures	7 years
Buildings and leasehold improvements	2 to 39 years

The cost of assets and related accumulated depreciation and amortization are written off upon retirement or disposal and any resulting gain or loss is credited or charged to income or expense.

Definite-lived intangible assets are primarily comprised of customer relationships and are stated at their acquisition date fair value less accumulated amortization. Definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives as this method best approximates the economic benefit derived from such assets. Amortization expense is recorded within "Selling, general and administrative expenses" on our Consolidated Statements of Comprehensive Loss. See Note 15, "Acquisitions" for information on the useful lives of recently acquired definite-lived intangible assets.

Long-lived assets, including operating and finance lease assets (see "Leases" below for more information) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured at the asset group level. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized in the amount that an asset group’s carrying amount exceeds its fair value.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Our indefinite-lived intangible asset consists of our Rackspace trade name, which was recorded at fair value on our balance sheet at the date of the Rackspace Acquisition. Goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing on an annual basis as of October 1st or more frequently if events or circumstances indicate a potential impairment. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition.

Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Assets and liabilities are assigned to each of our reporting units if they are employed by a reporting unit and are considered in the determination of the reporting unit fair value. Certain assets and liabilities are shared by multiple reporting units, and thus, are allocated to each reporting unit based on the relative size of a reporting unit, primarily based on revenue. We have three reporting units: Multicloud Services, Apps & Cross Platform, and OpenStack Public Cloud.

Beginning in 2018, we early adopted new accounting guidance that eliminated the second step from the goodwill impairment test. For the goodwill impairment tests completed during the years ended December 31, 2018, 2019 and 2020, we compared the fair values of each of our reporting units to their respective carrying amounts. The fair values of each of our reporting units were derived using the income approach, specifically the discounted cash flow method. Under the new guidance, goodwill impairment is measured as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill for that reporting unit.

The results of our goodwill impairment test for the year ended December 31, 2018, indicated an impairment of goodwill within our Multicloud Services reporting unit, and we recorded a charge of $295.0 million within "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss. See Note 5, "Goodwill and Intangible Assets" for more information. The results of our goodwill impairment tests for the years ended December 31, 2019 and 2020 did not indicate any impairments of goodwill.

In evaluating the recoverability of the Rackspace trade name, we compare the fair value of the asset to its carrying amount to determine potential impairment. Our estimate of the fair value of the Rackspace trade name is derived using the income approach, specifically the relief-from-royalty method. The results of our indefinite-lived asset impairment tests for the years ended December 31, 2018, 2019 and 2020 did not indicate any impairments of the Rackspace trade name.

The evaluation of goodwill and other indefinite-lived intangible assets for impairment is judgmental in nature and requires the use of significant estimates and assumptions, including estimation of the royalty rate, estimation of future revenue and projected margins, which are dependent on internal cash flow forecasts, estimation of the terminal growth rates and capital spending, and determination of discount rates. The discount rates used are based on our weighted average cost of capital and are adjusted for risks and uncertainties inherent in our business and in our estimation of future cash flows. The estimates and assumptions used to calculate the fair value of our reporting units and the Rackspace trade name from year to year are based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could produce materially different results.

Business Combinations

Mergers and acquisitions are accounted for using the acquisition method, in accordance with accounting guidance for business combinations. Under the acquisition method, we allocate the fair value of purchase consideration to the tangible and intangible assets ("identifiable assets") acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. When determining the fair values of identifiable assets acquired and liabilities assumed, including contingent consideration when applicable, we make significant estimates and assumptions based on historical data, estimated discounted future cash flows, expected royalty rates for trade names, as well as certain other information. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of identifiable assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Investments

We have equity investments in entities in which we do not exercise significant influence. Investments in equity securities with readily determinable fair values are measured at fair value with changes in fair value recognized in net loss. Investments in equity securities that do not have readily determinable fair values are measured at cost less any impairments, adjusted for observable pricing changes in orderly transactions for identical or similar investments of the same issuer. We perform a qualitative assessment on these investments at each reporting period to determine whether any indicators of impairment exist. If an impairment exists, we recognize an impairment charge equal to the amount by which the carrying value exceeds the fair value of the investment.

Leases

On January 1, 2019, we adopted Accounting Standards Codification No. 842, Leases ("ASC 842") using the modified retrospective method, with the cumulative-effect adjustment recorded to the opening balance of retained earnings as of the January 1, 2019 adoption date. We also elected the transition option under ASC 842 whereby prior periods have not been retrospectively adjusted in the consolidated financial statements.

We determine if an arrangement is or contains a lease at inception. This determination depends on whether the arrangement conveys to us the right to control the use of an explicitly or implicitly identified asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to us if we obtain the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset.

We classify leases with contractual terms greater than 12 months as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize an asset over its estimated life. Our finance leases primarily consist of equipment and certain data center facilities. All other leases are categorized as operating leases, which primarily consist of certain data centers and office space. Our leases generally have terms ranging from 1 to 20 years for data centers, 2 to 5 years for equipment and 1 to 10 years for office space.

Lease liabilities are recognized based on the present value of lease payments, reduced by lease incentives, at the lease commencement date. We use an incremental borrowing rate to determine the present value of lease payments as the interest rate implicit in most of our leases is not readily determinable. Our incremental borrowing rate is the rate of interest that we would have to pay to borrow an amount equal to the lease payments, on a collateralized basis and in a similar economic environment over a similar term. The rate is dependent on several factors, including the lease term, currency of the lease payments and the company’s credit rating. Operating and finance lease liabilities are recorded in our Consolidated Balance Sheets as current and non-current liabilities.

Lease assets are recognized based on the related lease liabilities, plus any prepaid lease payments and initial direct costs from executing the leasing arrangement. Operating and finance lease assets are included in "Operating right-of-use assets" and "Property, equipment and software, net," respectively, in our Consolidated Balance Sheets.

Our lease terms include the base, non-cancelable lease term, and any options to extend or terminate the lease when it is reasonably certain at commencement that we will exercise such options. Some of our data center and office space leases contain such extension and termination options. We will remeasure our lease liability and adjust the related right-of-use asset upon the occurrence of the following: lease modifications not accounted for as a separate contract; a triggering event that changes the certainty of the lessee exercising an option to renew or terminate the lease, or purchase the underlying asset; or the resolution of a contingency upon which any variable lease payments are based such that those payments become fixed.

Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The interest component of a finance lease is included in "Interest expense" and recognized using the effective interest method over the lease term. Leases with terms of less than 12 months at commencement are expensed on a straight-line basis over the lease term in accordance with the short-term lease practical expedient under ASC 842. We have also elected the practical expedient under ASC 842 to not separate lease and non-lease components within a leasing arrangement. Non-lease components primarily include payments for maintenance and utilities. We have elected to apply both of these practical expedients to all classes of underlying assets.

Variable payments related to a lease are expensed as incurred. These costs often relate to payments for a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs in addition to base rent.

We lease certain data center facilities that are build-to-suit arrangements, for which construction had been completed prior to or was in process upon the adoption of ASC 842, effective January 1, 2019. For purposes of applying ASC 842’s transition provisions, we elected to first assess lease classification for each applicable build-to-suit lease arrangement at lease inception under previous lease accounting guidance ("ASC 840"), and then apply ASC 842’s transition provisions based on those assessments. We derecognized the assets and liabilities associated with these arrangements for transitional purposes and recognized lease assets and lease liabilities for either operating or finance leases corresponding to the operating or capital lease classification designations determined in our ASC 840 reassessments. In addition, we lease certain properties that were deemed failed sale-leasebacks under ASC 840. We continue to account for these arrangements as failed sale-leasebacks under ASC 842. Refer to the "Financing Obligations" section below for further discussion.

We are the intermediate lessor in certain sublease arrangements and account for both the head lease and the associated sublease as separate operating leases. We offset rental income against head lease operating costs within "Cost of revenue" or "Selling, general and administrative expenses," depending on whether the head lease is a data center or office space lease.

We are deemed a lessor in certain hosting arrangements where our equipment is located in a customer’s data center. We account for these arrangements as either sales-type or direct finance leases.

Debt Issuance Costs

Debt issuance costs such as underwriting, financial advisory, professional fees and other similar fees are deferred and recognized in interest expense over the estimated life of the related debt instrument using the effective interest method or the straight-line method, as applicable. Debt issuance costs related to our debt instruments are classified as a direct deduction from the carrying value of the long-term debt liability or as an asset within "Other non-current assets" on the Consolidated Balance Sheets.

Financing Obligations

From time to time, we enter into installment payment arrangements with certain equipment and software vendors. These arrangements are generally non-interest bearing, and require the calculation of an imputed interest rate.

We also may enter into sale-leaseback arrangements for certain equipment in which we sell the assets to a third party and concurrently lease the assets back for a specified term. These arrangements generally do not qualify as asset sales because they include a purchase option that we are reasonably certain to exercise and therefore they are accounted for as failed sale-leasebacks. In addition, we lease properties that were deemed failed sale-leasebacks upon the adoption of ASC 842 due to options to purchase the underlying assets at an exercise price that is not at fair value or due to the present value of the future minimum lease payments exceeding the fair value of the underlying assets.

See Note 9, "Financing Obligations" for disclosure of future minimum payments under vendor financing and failed sale-leaseback arrangements.

Revenue Recognition

All of our revenue is from contracts with customers. We account for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectibility of consideration is probable. We provide cloud computing to customers, which is broadly defined as the delivery of computing, storage and applications over the Internet. Cloud computing is a service transaction under which the services we provide vary on a daily basis. The totality of services provided represent a single integrated solution tailored to the customer’s specific needs. As such, our performance obligations to our customers consist of a single integrated solution delivered as a series of distinct daily services. We recognize revenue on a daily basis as services are provided in an amount that reflects the consideration to which we expect to be entitled in exchange for the services. Our usage-based arrangements generally include variable consideration components consisting of monthly utility fees with a defined price and undefined quantity. Additionally, our contracts contain service level guarantees that provide discounts when we fail to meet specific obligations and certain services may include volume discounts based on usage. As these variable consideration components consist of a single distinct daily service provided on a single performance obligation, we account for this consideration as services are provided and earned. In accordance with the series guidance within Accounting Standards Codification No. 606, Revenue from Contracts with Customers ("ASC 606"), regarding modification to a single performance obligation, when contracts are modified to add, remove or change existing services, the modification will only affect the accounting for the remaining distinct goods and services provided. As such, our contract modifications are accounted for prospectively.

Our largest source of revenue relates to fees associated with certain arrangements within our Multicloud Services offerings that generally have a fixed term usually not exceeding 36 months with a monthly recurring fee based on the computing resources utilized and provided to the customer, the complexity of the underlying infrastructure, and the level of support we provide. Customers generally have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. Many of our contracts require our customers to pay early termination fees in the event they cancel a contract prior to the end of its term, typically amounting to the outstanding value of the contract. These fees are recognized as revenue in the period of contract termination as we have no further obligation to perform.

Our other primary sources of revenue are for public cloud services within our Multicloud Services offering, and our OpenStack Public Cloud and Apps & Cross Platform offerings. Customers are generally invoiced monthly based on usage. Contracts for these arrangements typically operate on a month-to-month basis and can be canceled at any time without penalty. We also provide customers with professional services for the design and implementation of application, security and data services. Professional service contracts are either fixed-fee or time-and-materials based. We typically consider these services to be a separate performance obligation from other integrated solutions being provided to the same customer. Our performance obligations under these arrangements are typically to provide the services on a daily basis over a period of time and therefore we recognize revenue as the services are performed.

We also offer customers the flexibility to select the best combination of offerings in order to meet the requirements of their unique applications and provide the technology to seamlessly operate and manage multiple cloud computing environments. Judgment is required in assessing whether a service is distinct, including determination of whether the customer could benefit from the service on its own or in conjunction with other readily available resources and whether certain services are highly integrated into a bundle of services that represent the combined output specified by the customer. Arrangements can contain multiple performance obligations that are distinct, which are accounted for separately. Each performance obligation is recognized as services are provided based on their standalone selling price ("SSP"). Judgment is required to determine the SSP for each of our distinct performance obligations. We utilize a range of prices when developing our estimates of SSP.

Revenue recognition for revenue generated from arrangements in which we resell third party infrastructure bundled with our managed services, requires judgment to determine whether revenue can be recorded at the gross sales price or net of third party fees. Typically, revenue is recognized on a gross basis when it is determined that we are the principal in the relationship. We are considered the principal in the relationship when we are primarily responsible for fulfilling the contract and obtain control of the third party infrastructure before transferring it as an integral part of our performance obligation to provide services to the customer. Revenue is recognized net of third party fees when we determine that our obligation is only to facilitate the customers’ purchase of third party infrastructure.

Revenue is reported net of customer credits and sales and use tax.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Invoiced amounts and accrued unbilled usage are recorded in accounts receivable and either deferred revenue or revenue.

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. Our accounts receivable balance also includes unbilled amounts representing revenue recorded for usage-based services provided in the period but which are invoiced in arrears. We record an allowance for doubtful accounts for estimated losses resulting from uncollectible receivables. When evaluating the adequacy of the allowance, we consider historical bad debt write-offs and all known facts and circumstances such as current economic conditions and trends, customer creditworthiness, and specifically identified customer risks.

Our arrangements contain service level commitments with our customers. To the extent that such service levels are not achieved or are otherwise disputed, we are required to issue service credits for a portion of the service fees paid by our customers. At each reporting period, we accrue for credits which are due to customers, but not yet issued.

We recognize revenue for certain fixed term contracts in which services are provided in advance of the first invoice. This revenue is recognized as a contract asset, separate from accounts receivable. A contract liability, presented as deferred revenue on our Consolidated Balance Sheets, is recognized when services are invoiced prior to being provided.

Cost Incurred to Obtain and Fulfill a Contract

We recognize assets for the incremental costs to obtain and fulfill a contract with a customer. Costs to obtain a contract include sales commissions on the initial contract while costs to fulfill a contract include implementation and set-up related expenses. These costs are capitalized within the Consolidated Balance Sheets and are recognized as expense over the period the related services are expected to be delivered to the customer, which is approximately 30 months including expected renewals. If such period is less than 12 months, we have elected to apply the practical expedient under ASC 606 and expense costs as incurred. We include expected renewals in the period over which related services are expected to be delivered because sales commissions paid on renewals are not material and not commensurate with sales commissions paid on the initial contract. Sales commissions expense is recorded within "Selling, general and administrative expenses" and implementation and set-up costs are recorded within "Cost of revenue" in the Consolidated Statements of Comprehensive Loss. These capitalized costs are included in "Other non-current assets" in the Consolidated Balance Sheets.

Cost of Revenue

Cost of revenue primarily consists of expenses related to personnel, software licenses, the costs to operate our data center facilities, including depreciation expense, and infrastructure expense related to our service offerings bundled with third party clouds. Personnel expenses include the salaries, non-equity incentive compensation and related expenses of our support teams and data center employees. Data center facility costs include rent, utility costs, maintenance fees, and bandwidth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of: (i) employee-related costs for functions such as executive management, sales and marketing, research and development, finance and accounting, human resources, information technology, and legal; (ii) costs for advertising and promoting our services and to generate customer demand; (iii) general costs such as professional fees, office facilities, software, and equipment expenses, including the related depreciation, and other overhead costs; and (iv) definite-lived intangibles amortization expense.

Advertising costs are expensed in the period incurred. Advertising expense was $41.9 million, $39.9 million and $42.5 million for the years ended December 31, 2018, 2019 and 2020, respectively.

Research and development expense was $74.7 million, $56.0 million and $36.7 million, for the years ended December 31, 2018, 2019 and 2020, respectively.

Share-Based Compensation

We grant equity awards, including stock options and restricted stock, to eligible participants. The fair value of stock options with either solely a service requirement or with the combination of service and performance requirements is determined using the Black-Scholes valuation model, which requires us to make assumptions and judgments about variables related to our common stock and the related awards. The fair value of restricted stock with either solely a service requirement or with the combination of service and performance requirements is based on the closing fair market value of our common stock on the date of grant. The fair value of awards with vesting conditions dependent upon market performance is determined using a Monte Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense, and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

We are under certain domestic and foreign tax audits. Due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We have considered all relevant facts and circumstances and believe that we have made adequate provision for all uncertain tax positions.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy below prioritizes the inputs used in measuring fair value into three categories:

Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – Unobservable inputs that are supported by little or no market activity, which require management judgment or estimation. The fair values are therefore determined using model-based techniques, including discounted cash flow models.

Financial instruments measured at fair value on a recurring basis primarily consist of money market funds, an equity investment we disposed of in 2019, and derivative instruments. The fair values of money market funds and the aforementioned equity investment are measured using Level 1 inputs, which are based on a market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. See Note 6, "Investments" for more information on the inputs used to fair value a certain equity investment. The fair values of derivative instruments are measured using Level 2 inputs. See "Derivative Instruments" below for more information on the inputs used to fair value our derivative instruments.

The fair values of our long-term debt instruments are measured using Level 2 inputs. See Note 7, "Debt" for more information on the inputs used to fair value our long-term debt instruments.

The fair values of acquired identifiable assets and liabilities assumed in acquisitions accounted for as business combinations are measured using Level 3 inputs. Refer to "Business Combinations" above for more information on the inputs used to fair value our identifiable assets and liabilities assumed in acquisitions.

The fair values of our reporting units and indefinite-lived intangible assets are measured using Level 3 inputs. As a result of our annual goodwill impairment test, during the year ended December 31, 2018, we reduced the carrying value of one of our reporting units by $295.0 million to its implied fair value. See "Goodwill and Indefinite-lived Intangible Assets" above for more information on the inputs used to fair value our reporting units and indefinite-lived intangible assets.

Foreign Currency

We have assessed the functional currency of each of our international subsidiaries and have generally designated the local currency to be their respective functional currencies. The assets and liabilities of our international subsidiaries are translated to the U.S. dollar at the end-of-period exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenue and expenses are translated using average exchange rates.

Foreign currency translation adjustments arising from differences in exchange rates from period to period are recorded within "Accumulated other comprehensive income" in the Consolidated Balance Sheets.

Transaction gains or losses in currencies other than the functional currency are included as a component of "Other income (expense), net" in the Consolidated Statements of Comprehensive Loss.

Derivative Instruments

We utilize derivative instruments, including interest rate swap agreements, foreign currency hedging contracts and fixed price power contracts, to manage our exposure to interest rate risk, foreign currency fluctuations and commodity price risk. We only hold such instruments for economic hedging purposes, not for speculative or trading purposes. Our derivative instruments are transacted only with highly-rated institutions, which reduces our exposure to credit risk in the event of nonperformance.

Interest Rate Swaps

We are exposed to interest rate risk associated with fluctuations in interest rates on the floating-rate first lien term loan facility ("Term Loan Facility"). The objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we have entered into interest rate swap agreements as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of December 31, 2019, none of our interest rate swap agreements were designated as cash flow hedges of interest rate risk for accounting purposes, therefore, all changes in the fair value of the interest rate swap agreements were recorded to "Interest expense" in the Consolidated Statements of Comprehensive Loss. On January 9, 2020, we designated certain of our swaps as cash flow hedges. On the designation date, the cash flow hedges were in a $39.9 million liability position ("off-market swap value"). The cash flow hedges were expected to be highly effective on the designation date and, on a quarterly basis, we perform retrospective and prospective assessments to determine whether the cash flow hedges continue to be highly effective, which we have deemed to be a dollar-offset ratio between 80% to 125%. As long as the cash flow hedges are highly effective, changes in fair value are recorded to "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets and reclassified to "Interest expense" in the period when the underlying transaction affects earnings. The off-market swap value is amortized as a reduction to "Interest expense" on a straight-line basis over the remaining term of each cash flow hedge. The income tax effects of cash flow hedges are released from "Accumulated other comprehensive income (loss)" in the period when the underlying transaction affects earnings. Any stranded income tax effects are released from "Accumulated other comprehensive income (loss)" into "Benefit (provision) for income taxes" under the portfolio approach. As of December 31, 2020, all of our cash flow hedges were highly effective.

Our interest rate swaps are recognized at fair value in the Consolidated Balance Sheets and are valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.

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

These contracts are recognized at fair value in the Consolidated Balance Sheets and are valued using pricing models that rely on market observable inputs such as current exchange rates, which are classified as Level 2 inputs within the fair value hierarchy. We have not designated these contracts as cash flow hedges for accounting purposes, therefore, all changes in the fair value are recorded in "Other income (expense), net."

Fixed Price Power Contracts

We consume a large quantity of power to operate our data centers and as such are exposed to risk associated with fluctuations in the price of power. The objective of our fixed price power contracts is to manage our exposure to the price of power. The fixed price power contracts, which we enter into from time to time to manage the risk related to the uncertainty of future power prices, allow for the purchase of a set volume of power at a fixed rate.

We evaluate every fixed price power contract to determine if the contract meets the definition of a derivative, which requires recognizing the contract at fair value on the Consolidated Balance Sheets with changes in the fair value recorded in the Consolidated Statements of Comprehensive Loss. If a contract is deemed to be a derivative, we also determine if it qualifies for the normal purchases normal sales scope exception to derivative accounting, which would result in expensing electricity usage as incurred. Power contracts accounted for as derivatives are valued using pricing models that rely on market observable inputs such as current power prices, which are classified as Level 2 inputs within the fair value hierarchy.

We entered into a fixed price power contract for a London data center in September 2015 and accounted for it as a derivative that did not qualify for the normal purchases normal sales exception. The contract, which ended in September 2018, was not designated as a cash flow hedge for accounting purposes, and therefore, any changes in fair value were recorded in "Cost of revenue." As of December 31, 2019 and 2020, we do not have any power contracts recorded at fair value on the Consolidated Balance Sheets.

Subsequent Events

On January 15, 2021, we completed the sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers. The net book value of the land prior to the sale was $11 million and we received net cash proceeds of $32 million, which resulted in an approximate gain of $21 million.

On February 2, 2021, we issued 2,665,935 shares of common stock to DPH 123, LLC for no additional consideration pursuant to the Agreement and Plan of Merger, dated as of September 6, 2017, in connection with our November 15, 2017 acquisition of Datapipe Parent, Inc. ("Datapipe"). Refer to Note 11, "Stockholders' Equity" for more information.

On February 9, 2021, we issued $550.0 million of 3.50% Senior Secured Notes due 2028 ("3.50% Senior Secured Notes") that will mature on February 15, 2028 and bear interest at a fixed rate of 3.50% per year, payable semi-annually on each February 15 and August 15 through maturity. The 3.50% Senior Secured Notes are not subject to registration rights.

On February 9, 2021, we amended and restated our first lien credit agreement, which included a new seven-year $2,300.0 million senior secured first lien term loan facility (the "New Term Loan Facility") and our existing $375.0 million senior secured first lien revolving credit facility. We borrowed the entire $2,300.0 million New Term Loan Facility and used the borrowings under the New Term Loan Facility, together with the proceeds from the issuance of the 3.50% Senior Secured Notes described above, to repay all borrowings under our existing term loan facility, to pay related fees and expenses and for general corporate purposes.

Borrowings under the New Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 0.75% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Citibank, N.A. and (iii) the one-month adjusted LIBOR plus 1.00%. The applicable margin for the New Term Loan Facility is 2.75% for LIBOR loans and 1.75% for base rate loans. Interest is due at the end of each interest period elected, not exceeding 90 days, for LIBOR loans and at the end of every calendar quarter for base rate loans.

Beginning June 30, 2021, we will also be required to make quarterly amortization payments on the New Term Loan Facility in an annual amount equal to 1.0% of the original principal amount of the New Term Loan Facility, with the balance due at maturity on February 15, 2028.

On February 12, 2021, we restructured our interest rate swap positions using a strategy commonly referred to as a “blend and extend” in order to continue to manage our exposure to interest rate risk under the New Term Loan Facility. We executed a new interest rate swap with a notional amount of $1.35 billion maturing on February 9, 2026, effectively blending the liability position of our existing interest rate swap agreements into the new swap and extending the term of our hedged position. The new interest rate swap is indexed to three-month LIBOR and will be net settled on a quarterly basis with the counterparty for the difference between the fixed rate of 2.3820% and the variable rate based upon three-month LIBOR (subject to a floor of 0.75%) as applied to the notional amount of the swap. In connection with this transaction, all existing interest rate swap agreements with the same counterparty were terminated. Two additional interest rate swap agreements with other counterparties were not terminated; however, we entered into an offsetting trade to net against those swap positions to remove the variability of the cash flows of the swaps but allow the original liability to be settled through February 2022. Refer to Note 16, “Derivatives” for more information on our existing interest rate swap agreements.

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

Recent Accounting Pronouncements

Recently Adopted

Financial Instruments-Credit Losses

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected using an allowance for expected credit losses, to be estimated by management based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted this guidance on January 1, 2020, using the modified retrospective approach. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

We adopted this ASU on January 1, 2020. The guidance applies to any existing hedges or new derivative instruments that are designated as hedges for derivative accounting purposes in future periods. We have historically not designated our interest rate swaps or foreign currency hedging contracts as hedges for derivative accounting purposes, however, on January 9, 2020, we designated certain of our interest rate swap agreements as cash flow hedges. Refer to Note 16, "Derivatives," and "Interest rate swaps" above for the cash flow hedge disclosures required by the provisions of this guidance.

Fair Value Measurement Disclosures

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which removes, modifies or adds certain disclosure requirements for fair value measurement disclosures. We adopted this guidance on January 1, 2020 on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.

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

Not Yet Adopted

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for us on January 1, 2021. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

2. Customer Contracts

The following table presents the balances related to customer contracts as of December 31, 2019 and 2020:

(In millions)	Consolidated Balance Sheets Account	December 31, 2019	December 31, 2020
Accounts receivable, net	Accounts receivable, net (1)	$350.3	$483.0
Current portion of contract assets	Other current assets	7.8	12.2
Non-current portion of contract assets	Other non-current assets	7.2	13.9
Current portion of deferred revenue	Deferred revenue	66.6	76.7
Non-current portion of deferred revenue	Other non-current liabilities	14.2	14.2
(1)    Allowance for doubtful accounts and accrued customer credits was $17.0 million and $28.3 million as of December 31, 2019 and 2020, respectively.

The following table sets forth the changes in the allowance for doubtful accounts during the years ended December 31, 2018, 2019 and 2020:

(In millions)	Beginning Balance	Additions (1)	Write-offs of Accounts Receivables, Net of Recoveries	Ending Balance
For the years ending December 31,
2018	$5.6	$12.7	$(10.8)	$7.5
2019	7.5	13.3	(11.3)	9.5
2020	9.5	20.1	(13.4)	16.2
(1)    Additions to the allowance for doubtful accounts are charged to bad debt within selling, general and administrative expense.

Amounts recognized in revenue for the years ended December 31, 2018, 2019 and 2020, which were included in deferred revenue as of the beginning of each period totaled $35.1 million, $47.6 million and $59.5 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2019 and 2020, the balances of capitalized costs to obtain a contract were $55.1 million and $59.3 million, respectively, and the balances of capitalized costs to fulfill a contract were $21.7 million and $25.0 million, respectively. These capitalized costs are included in "Other non-current assets" on the Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs for the years ended December 31, 2018, 2019 and 2020 was as follows:

	Year Ended December 31,
(In millions)	2018	2019	2020
Amortization of capitalized sales commissions	$27.2	$40.9	$44.2
Amortization of capitalized implementation costs	9.5	14.8	17.4

Remaining Performance Obligations

As of December 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations was $922.9 million, of which 60% is expected to be recognized as revenue during 2021 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. Our other revenue arrangements are usage-based, and as such, we recognize revenue based on the right to invoice for the services performed.

3. Net Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
(In millions, except per share data)	2018	2019	2020
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(470.6)	$(102.3)	$(245.8)
Weighted average shares outstanding:
Common stock	165.2	165.3	179.6
Number of shares used in per share computations	165.2	165.3	179.6
Net loss per share	$(2.85)	$(0.62)	$(1.37)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 21.3 million, 20.1 million and 24.3 million potential common shares from the computation of dilutive loss per share for the years ended December 31, 2018, 2019 and 2020, respectively, because the effect would have been anti-dilutive.

4. Property, Equipment and Software, net

Property, equipment and software, net, at December 31, 2019 and 2020 consisted of the following:

(In millions)	December 31, 2019	December 31, 2020
Computers and equipment	$1,155.9	$1,191.8
Software	441.6	472.4
Furniture and fixtures	31.3	22.4
Buildings and leasehold improvements	303.7	513.1
Land	32.2	32.6
Property, equipment and software, at cost	1,964.7	2,232.3
Less: Accumulated depreciation	(1,255.2)	(1,366.8)
Work in process	18.3	19.1
Property, equipment and software, net	$727.8	$884.6

Depreciation expense related to property, equipment and software was $445.5 million, $328.5 million and $289.8 million for the years ended December 31, 2018, 2019 and 2020, respectively. Depreciation expense for the year ended December 31, 2018 includes $20.9 million of accelerated depreciation resulting from a revision to the useful life of certain equipment assets.

Included in the balance of property, equipment, and software as of December 31, 2019 and 2020 are assets recorded under finance leases. See Note 8, "Leases" for a discussion of the lease arrangements and the amounts within property, equipment and software as of December 31, 2019 and 2020.

5. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment during the years ended December 31, 2019 and 2020:

(In millions)	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total Consolidated
Balance as of December 31, 2018	$2,101.1	$322.0	$51.6	$2,474.7
Onica acquisition	265.3	—	—	265.3
Foreign currency translation	5.2	0.2	0.4	5.8
Balance as of December 31, 2019	2,371.6	322.2	52.0	2,745.8
Bright Skies acquisition	8.4	—	—	8.4
Onica measurement period adjustments	(0.5)	—	—	(0.5)
Foreign currency translation	6.5	0.4	0.5	7.4
Balance as of December 31, 2020	$2,386.0	$322.6	$52.5	$2,761.1

Gross goodwill	$2,681.0	$322.6	$52.5	$3,056.1
Less: Accumulated impairment charges	(295.0)	—	—	(295.0)
Goodwill, net as of December 31, 2020	$2,386.0	$322.6	$52.5	$2,761.1

Management exercised significant judgment related to the determination of the fair value of each reporting unit. The fair value of each reporting unit was estimated using the discounted cash flow method. The discounted cash flow methodology requires significant judgment, including estimation of future revenue and projected margins, which are dependent on internal forecasts, estimation of the terminal growth rates and capital spending, and determination of discount rates. Changes in these estimates and assumptions could materially affect the fair value of the reporting unit, potentially resulting in an impairment charge.

The results of our goodwill impairment test for the years ended December 31, 2019 and 2020 did not indicate any impairments of goodwill.

The following tables provide information regarding our intangible assets other than goodwill:

	December 31, 2019
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,983.7	$(459.9)	$1,523.8
Property tax abatement	16.0	(5.6)	10.4
Other	43.8	(10.6)	33.2
Total definite-lived intangible assets	2,043.5	(476.1)	1,567.4
Trade name (indefinite-lived)	250.0	—	250.0
Total intangible assets other than goodwill	$2,293.5	$(476.1)	$1,817.4

	December 31, 2020
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,986.2	$(624.0)	$1,362.2
Property tax abatement	16.0	(7.4)	8.6
Other	47.7	(22.2)	25.5
Total definite-lived intangible assets	2,049.9	(653.6)	1,396.3
Trade name (indefinite-lived)	250.0	—	250.0
Total intangible assets other than goodwill	$2,299.9	$(653.6)	$1,646.3

Amortization expense related to intangibles was $164.2 million, $167.5 million and $176.3 million for the years ended December 31, 2018, 2019 and 2020, respectively.

As of December 31, 2020, amortization of intangible assets for the next five years and thereafter is expected to be as follows:

(In millions)	Intangible Assets
Year ending:
2021	$173.6
2022	171.8
2023	167.6
2024	159.6
2025	151.9
Thereafter	571.8
Total	$1,396.3

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

We hold other equity investments that do not have readily determinable fair values. The aggregate carrying value of these other equity investments was $0.1 million and $5.1 million as of December 31, 2019 and 2020, respectively.

For the year ended December 31, 2018, we recognized a net gain on investment activity of $4.6 million, of which $3.8 million related to the sale of shares in Mailgun Technologies, Inc. (“Mailgun Technologies”). See Note 14, “Divestitures” for more information. For the year ended December 31, 2019, we recognized a net gain on investment activity of $99.5 million which was primarily comprised of a $96.9 million realized gain related to the sale of the CrowdStrike investment. For the year ended December 31, 2020, we recognized a net gain on investment activity of $0.7 million, primarily comprised of a realized gain upon the receipt of proceeds related to the 2017 sale of an equity investment.

7. Debt

Debt consisted of the following:

	December 31, 2019
(In millions)	Term Loan Facility	8.625% Senior Notes due 2024	Total
Principal balance	$2,824.6	$1,120.2	$3,944.8
Unamortized debt issuance costs	(48.6)	(18.0)	(66.6)
Unamortized debt discount	(4.9)	—	(4.9)
Total debt	2,771.1	1,102.2	3,873.3
Less: current portion of debt	(29.0)	—	(29.0)
Debt, excluding current portion	$2,742.1	$1,102.2	$3,844.3

	December 31, 2020
(In millions)	Term Loan Facility	5.375% Senior Notes due 2028	Accounts Receivable Financing Agreement	Total
Principal balance	$2,795.6	$550.0	$65.0	$3,410.6
Unamortized debt issuance costs	(36.6)	(7.6)	—	(44.2)
Unamortized debt discount	(3.7)	—	—	(3.7)
Total debt	2,755.3	542.4	65.0	3,362.7
Less: current portion of debt	(29.0)	—	(14.4)	(43.4)
Debt, excluding current portion	$2,726.3	$542.4	$50.6	$3,319.3

Senior Facilities

On November 3, 2016, in conjunction with the Rackspace Acquisition, Rackspace Technology Global entered into a secured First Lien Credit Agreement with Citibank, N.A. ("Citi") as the administrative agent. The First Lien Credit Agreement includes a first lien term loan facility (the "Term Loan Facility") originally in the amount of $2,000.0 million, which was fully drawn at closing of the Rackspace Acquisition, and an undrawn revolving credit facility ("Revolving Credit Facility") originally in the amount of $225.0 million (together, the "Senior Facilities"). Rackspace Technology Global may request additional Revolving Credit Facility commitments, and had the right to request additional Term Loan Facility commitments, in each case, up to a specified dollar amount plus additional amounts, subject to compliance with applicable leverage ratios and certain terms and conditions. The proceeds of the Term Loan Facility were used to fund the transactions associated with the Rackspace Acquisition. The Term Loan Facility was set to mature on November 3, 2023 and the Revolving Credit Facility originally matured on November 3, 2021.

Borrowings under the Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor in the case of term loans, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Citi and (iii) the one-month adjusted LIBOR plus 1.00%. Interest is due at the end of each interest period elected, not exceeding 90 days, for LIBOR loans and at the end of every calendar quarter for base rate loans. Rackspace Technology Global was required to make quarterly amortization payments on the Term Loan Facility in an annual amount equal to 1.00% of the original principal amount, including incremental borrowings since the Rackspace Acquisition, or $7.2 million per quarter, with the balance due at maturity.

On July 20, 2020, we entered into an amendment to the First Lien Credit Agreement that modified the terms of the Revolving Credit Facility effective upon the closing of the IPO on August 7, 2020. The amendment (i) increased the amount of the commitments available under the Revolving Credit Facility from $225.0 million to $375.0 million, (ii) reduced the applicable margin with respect to the Revolving Credit Facility to 3.00% for LIBOR loans and 2.00% for base rate loans, but includes a 1.00% LIBOR "floor" applicable to LIBOR loans, and (iii) extended the maturity date with respect to the Revolving Credit Facility from November 3, 2021 to August 7, 2025.

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

We accounted for the amendment to the Revolving Credit Facility as a debt modification and recorded $0.6 million in debt issuance costs to "Other non-current assets" in the Consolidated Balance Sheets. These are amortized, along with the unamortized debt issuance costs associated with the prior arrangement, on a straight-line basis to "Interest expense" in the Consolidated Statements of Comprehensive Loss over the five-year term of the modified arrangement.

As of December 31, 2020, the Revolving Credit Facility had total commitments of $375.0 million. Over the course of the year ended December 31, 2020, Rackspace Technology Global borrowed and repaid an aggregate $245.0 million under the Revolving Credit Facility. As of December 31, 2020, we had no outstanding borrowings under the Revolving Credit Facility.

As of December 31, 2020, the interest rate on the Term Loan Facility was 4.00%. See Note 16, "Derivatives" for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

In addition to the quarterly amortization payments discussed above, the Senior Facilities requires Rackspace Technology Global to make certain mandatory prepayments, including using (i) a portion of annual excess cash flow, as defined in the agreement, to prepay the New Term Loan Facility, (ii) net cash proceeds of certain non-ordinary assets sales or dispositions of property to prepay the New Term Loan Facility, and (iii) net cash proceeds of any issuance or incurrence of debt not permitted under the Senior Facilities to prepay the New Term Loan Facility. Rackspace Technology Global can make voluntary prepayments at any time without penalty, subject to customary breakage costs.

Rackspace Technology Global is the borrower under the Senior Facilities, and all obligations under the Senior Facilities are (i) guaranteed by Inception Parent, Inc., Rackspace Technology Global’s immediate parent company, on a limited recourse basis and secured by the equity interests of Rackspace Technology Global held by Inception Parent, Inc. and (ii) guaranteed by Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries and secured by substantially all material owned assets of Rackspace Technology Global and the subsidiary guarantors, including the equity interests held by each, in each case subject to certain exceptions. The only financial covenant is with respect to the Revolving Credit Facility which limits the net first lien leverage ratio to a maximum of 5.00 to 1.00, as discussed above; however, this covenant is only applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25.0 million of undrawn letters of credit and cash collateralized letters of credit) is equal to or greater than 35% of the Revolving Credit Facility commitments at the end of a fiscal quarter. Other covenants include limitations on restricted payments, indebtedness, investments, liens, asset sales and transactions with affiliates.

The fair value of the Term Loan Facility as of December 31, 2020 was $2,785.1 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

As of December 31, 2020, Rackspace Technology Global was in compliance with all covenants under the Senior Facilities.

8.625% Senior Notes

On November 3, 2016, in conjunction with the Rackspace Acquisition, Rackspace Technology Global completed the issuance of $1,200.0 million aggregate principal amount of 8.625% Senior Notes due 2024 (the "8.625% Senior Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The 8.625% Senior Notes were set to mature on November 15, 2024 and bore interest at a rate of 8.625% per year, payable semi-annually on May 15 and November 15. The proceeds of the 8.625% Senior Notes were used to fund the transactions associated with the Rackspace Acquisition, including consummation of the Rackspace Acquisition and payment of related fees and expenses. We recorded $31.7 million of debt issuance costs related to the Rackspace Technology Global’s issuance of the 8.625% Senior Notes.

During the year ended December 31, 2019, Rackspace Technology Global repurchased and surrendered for cancellation $77.3 million of principal amount of 8.625% Senior Notes for $66.9 million including accrued interest of $0.8 million. In connection with these repurchases, we recorded a gain on debt extinguishment of $9.8 million in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2019.

Between August and December 2020, Rackspace Technology Global repurchased and cancelled the remaining aggregate principal amount of the $1,120.2 million outstanding 8.625% Senior Notes and paid related premiums, fees and accrued and unpaid interest for aggregate cash of $1,191.9 million. In connection with these repurchases, we recorded a loss on debt extinguishment of $71.5 million in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2020, comprised of a $56.2 million aggregate premium on repurchase, $14.9 million write-off of unamortized debt issuance costs, and transaction fees of $0.4 million. Following the cancellations, we had no remaining outstanding principal balance under the 8.625% Senior Notes at December 31, 2020. We funded the repurchases with proceeds from the IPO, the issuance of $550.0 million aggregate principal amount of senior notes due in 2028 in a private offering, (see discussion at "5.375% Senior Notes" below), and cash on hand.

5.375% Senior Notes

Rackspace Technology Global issued $550.0 million aggregate principal amount of 5.375% Senior Notes due 2028 (the "5.375% Senior Notes") on December 1, 2020. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at a fixed rate of 5.375% per year, payable semi-annually on each June 1 and December 1, commencing on June 1, 2021 through maturity. The 5.375% Senior Notes are not subject to registration rights. We used the net proceeds from the issuance, together with cash on hand, to fund the repurchase of the outstanding 8.625% Senior Notes due 2024 and to pay related fees and expenses.

Rackspace Technology Global is the issuer of the 5.375% Senior Notes, and obligations under the 5.375% Senior Notes are guaranteed on a senior unsecured basis by all of Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries (as subsidiary guarantors) that guarantee the Senior Facilities. The 5.375% Senior Notes are effectively junior to the indebtedness under the Senior Facilities, to the extent of the collateral securing the Senior Facilities. The indenture governing the 5.375% Senior Notes (the "5.375% Indenture") describes certain terms and conditions under which other current and future domestic subsidiaries are required to become guarantors of the 5.375% Senior Notes.

Rackspace Technology Global may redeem the 5.375% Senior Notes at its option, in whole at any time or in part from time to time, at the following redemption prices: prior to December 1, 2023, at a redemption price equal to 100.000% of the principal amount, plus the applicable premium described in the 5.375% Indenture and accrued and unpaid interest, if any, to but excluding the redemption date; from December 1, 2023 to December 1, 2024, at a redemption price equal to 102.688% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; from December 1, 2024 to December 1, 2025, at a redemption price equal to 101.344% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; and from December 1, 2025 and thereafter, at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date. Rackspace Technology Global may also redeem up to 40% of the aggregate principal amount of the 5.375% Senior Notes with funds in an aggregate amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 105.375% of the principal amount of the 5.375% Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The 5.375% Indenture contains covenants that, among other things, limit our subsidiaries' ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. As of December 31, 2020, Rackspace Technology Global was in compliance with all covenants under the 5.375% Indenture.

The fair value of the 5.375% Senior Notes as of December 31, 2020 was $574.8 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

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

As of December 31, 2020, $65.0 million was borrowed and outstanding under the Receivables Financing Facility. Subsequent to December 31, 2020, the SPV repaid a portion of the Receivables Financing Facility in the amount of $15.0 million to cover a borrowing base deficit. The interest rate on the Receivables Financing Facility was 2.37% as of December 31, 2020.

The agreements evidencing the Receivables Financing Facility contain customary representations and warranties, affirmative and negative covenants, and events of default. As of December 31, 2020, the company was in compliance with all covenants under the Receivables Financing Facility.

Debt Maturities

The maturities of debt obligations for the next five years at December 31, 2020 are as follows:

(In millions)	Amount
Year ending:
2021	$43.4
2022	79.6
2023	2,737.6
2024	—
2025	—
Thereafter	550.0
Total	$3,410.6

8. Leases

Assets recorded as property and equipment under finance leases, and the related accumulated depreciation balances as of December 31, 2019 and 2020 were as follows:

	December 31, 2019	December 31, 2020
(In millions)
Computers and equipment	$21.6	$108.7
Buildings (1)	105.3	305.7
Less: Accumulated depreciation	(21.3)	(46.4)
Net book value of property and equipment under finance leases	$105.6	$368.0
(1)    During the year ended December 31, 2020, we recorded $220.3 million to buildings and leasehold improvements related to lease modifications in June 2020 which resulted in a change of classification from operating leases to finance leases.

The current and non-current balances of finance lease liabilities as of December 31, 2019 and 2020 were as follows:

	December 31, 2019	December 31, 2020
(In millions)
Finance lease liability balances included in:
Other current liabilities	$9.2	$40.7
Non-current finance lease liabilities	88.4	358.1
Total finance lease liabilities	$97.6	$398.8

The components of operating and finance lease expense for the years ended December 31, 2019 and 2020 were as follows:

	Year Ended December 31,
(In millions)	2019	2020
Operating lease expense:
Fixed lease expense	$107.6	$80.2
Variable lease expense	13.9	19.5
Short-term lease expense	4.3	10.3
Sublease income	(2.5)	(3.1)
Total operating lease expense	$123.3	$106.9
Finance lease expense:
Depreciation of finance lease assets	$7.9	$30.2
Interest expense on finance lease liabilities	8.2	19.4
Total finance lease expense	$16.1	$49.6

Supplemental operating cash flow information related to operating and finance leases for the years ended December 31, 2019 and 2020 were as follows:

	Year Ended December 31,
(In millions)	2019	2020
Cash payments for lease liabilities included within operating activities:
Operating leases	$(101.6)	$(85.3)
Finance leases	(9.0)	(20.2)

New lease assets obtained in exchange for lease liabilities:
Operating leases	$33.7	$42.7

As of December 31, 2019 and 2020, the weighted average remaining lease term and weighted average discount rate of our operating and finance leases, respectively, were as follows:

	December 31, 2019	December 31, 2020

Weighted average remaining lease term (in years)
Operating leases	8	4
Finance leases	14	14
Weighted average discount rate
Operating leases	11.5%	9.0%
Finance leases	9.4%	7.2%

Future lease payments under operating and finance leases as of December 31, 2020 are as follows:

(In millions)	Operating leases	Finance leases
Year ending:
2021	$75.7	$64.8
2022	50.2	68.0
2023	37.8	47.4
2024	30.6	29.3
2025	10.0	30.0
Thereafter	7.5	406.6
Total future lease payments	211.8	646.1
Less amount representing interest	(31.4)	(247.3)
Total lease liability	$180.4	$398.8

9. Financing Obligations

We have entered into installment payment arrangements with certain equipment and software vendors. In addition, we have entered into certain sale-leaseback agreements that do not qualify as asset sales and are accounted for as failed sale-leasebacks. These arrangements include the sale and leaseback of equipment with third party financial institutions and certain property leases we assumed upon the acquisition of Datapipe.

The weighted average imputed interest rate for our financing obligations was 7.3% as of December 31, 2020.

As of December 31, 2020, future payments under financing obligations were as follows:

(In millions)	Amount
Year ending:
2021	$56.3
2022	40.5
2023	4.1
2024	3.6
2025	3.7
Thereafter	30.6
Total future payments	138.8
Plus amount representing residual asset balance	14.3
Less amount representing interest	(30.2)
Total financing obligations	$122.9

10. Commitments and Contingencies

Purchase Commitments

Non-cancelable purchase commitments primarily consist of commitments for certain software licenses, hardware purchases, third party infrastructure purchases, and costs associated with our data centers, such as bandwidth and electricity. The agreements provide for either penalties for early termination or may require minimum commitments for the remaining term. The minimum commitments for all of these agreements, as of December 31, 2020, are approximated as follows:

(In millions)	Amount
Year ending:
2021	$260.5
2022	259.3
2023	216.2
2024	140.5
2025	68.3
Thereafter	108.4
Total	$1,053.2

We also have purchase orders and construction contracts primarily related to data center equipment and facility build-outs. We generally have the right to cancel these open purchase orders prior to delivery or terminate the contracts without cause.

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

We are not a party to any litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material and adverse effect on our business, financial position or results of operations.

Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. In addition, from time to time we may enter into indemnification agreements with certain of our employees so that such employees will agree to serve as directors or officers of our foreign subsidiaries. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We had no material liabilities recorded for these agreements as of December 31, 2019 or 2020.

In connection with the Rackspace Acquisition, an affiliate of Apollo and Searchlight Capital Partners L.P ("Searchlight") (the "Affiliated Service Providers") each entered into a management consulting agreement with Rackspace Technology, Inc. (the "Apollo/Searchlight Management Consulting Agreement") relating to the provision of certain management consulting and advisory services following the consummation of the Rackspace Acquisition. In addition, on November 3, 2016, an affiliate of Apollo entered into a transaction fee agreement (the "Transaction Fee Agreement") with Rackspace Technology, Inc. relating to the provision of certain preparation services in support of the Rackspace Acquisition.

On November 15, 2017, in connection with the Datapipe acquisition, ABRY Partners, LLC and ABRY Partners II, LLC (collectively, "ABRY") entered into a management consulting agreement (the "ABRY Management Consulting Agreement") with Rackspace Technology, Inc. relating to the provision of certain management consulting and advisory services.

Under the terms of the Transaction Fee Agreement, the Apollo/Searchlight Management Consulting Agreement and the ABRY Management Consulting Agreement, the company has obligations to indemnify affiliates and representatives of Apollo, Searchlight and ABRY, as applicable, for any losses or liabilities that they may incur as a result of their provision of services under those agreements (unless the losses or liabilities have resulted from the willful misconduct of the person seeking indemnification). We had no liabilities recorded for these agreements as of December 31, 2019 or 2020.

On July 24, 2020, we executed termination letters with each of the parties to the Apollo/Searchlight Management Consulting Agreement, the Transaction Fee Agreement and the ABRY Management Consulting Agreement, whereby all such agreements terminated effective as of the pricing of the IPO on August 4, 2020.

Additionally, in the normal course of business, we indemnify certain parties, including customers, vendors and lessors, with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We had no material liabilities recorded for these agreements as of December 31, 2019 or 2020.

11. Stockholders' Equity

Common Stock

As of December 31, 2019 and 2020, we had 165.4 million and 201.8 million shares of our common stock legally issued and outstanding, respectively.

We have one class of authorized common stock. The rights and privileges provided to our common stockholders are as follows:

•Voting Rights—The holders of our common stock are entitled to one vote per share on all matters submitted for action by the stockholders generally.

•Dividend Rights—Subject to any preferential rights of any then outstanding preferred stock, all shares of our common stock are entitled to share equally in any dividends our board of directors may declare from legally available sources.

•Liquidation Rights—Upon our liquidation, dissolution or winding up, whether voluntary or involuntary, after payment in full of the amounts required to be paid to holders of any then outstanding preferred stock, all shares of our common stock are entitled to share equally in the assets available for distribution to stockholders after payment of all of our prior obligations.

Preferred Stock

As of December 31, 2019 and 2020, there were 5.0 million authorized shares of preferred stock, of which none was issued or outstanding.

Repurchase of Common Stock

During the year ended December 31, 2019, we repurchased $2.2 million, or 0.2 million shares, of our common stock. These shares were subsequently retired. As a result, we recorded a $2.2 million decrease to "Additional paid-in-capital" for the year ended December 31, 2019.

Datapipe Contingent Shares

On September 6, 2017, we entered into an Agreement and Plan of Merger (the "Datapipe Merger Agreement") pursuant to which we acquired Datapipe. In addition, the Datapipe Merger Agreement provides that we will be required to issue additional shares of our common stock to an affiliate of ABRY based on the multiple of invested capital ("MOIC") on any “Measurement Date,” as defined in the Datapipe Merger Agreement. The maximum number of shares of common stock issuable will not exceed 10,663,741 shares in the aggregate, subject to adjustment for stock splits, stock dividends, recombinations, reclassifications and similar equitable adjustments.

12. Share-Based Compensation, Settlement of Share-Based Awards, and Employee Benefit Plans

Stock Plans

In April 2017, the Executive Committee of the board of directors authorized the company to adopt the Rackspace Technology, Inc. Equity Incentive Plan (the "2017 Incentive Plan"). On July 24, 2020, the board of directors approved, effective on August 7, 2020, the Rackspace Technology, Inc. 2020 Equity Incentive Plan (the "2020 Incentive Plan" and, together with the 2017 Incentive Plan, the "Incentive Plans") and amendments to the 2017 Incentive Plan which, among other things, resulted in the termination of the 2017 Incentive Plan, except as it relates to outstanding awards, and any remaining shares reserved for future grants under the 2017 Incentive Plan were released.

The 2020 Incentive Plan provides for the grant of stock options, including incentive stock options ("ISOs"), and nonqualified stock options ("NSOs"), stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), other stock-based incentive awards, dividend equivalents and cash-based awards (collectively, "awards"). ISOs may be granted only to our employees or an employee of a parent or subsidiary. All other awards may be granted to employees and consultants of the company and its parents and subsidiaries, as well as all non-employee members of our board of directors.

For the years ended December 31, 2018, 2019 and 2020, the company granted stock options, RSUs and restricted stock (collectively "restricted stock") under the Incentive Plans. The company issues new shares of its common stock to satisfy vesting of restricted stock and exercise of stock options under the Incentive Plans. All awards deduct one share from the Incentive Plans shares available for issuance for each share granted. The 2017 Incentive Plan began with 12.2 million shares authorized for grant and contained an evergreen feature whereby shares available increased each grant date based on the quantity of certain types of awards granted. Upon the approval of the 2020 Incentive Plan, the 2017 Incentive Plan was terminated, except as it relates to outstanding awards. The maximum number of shares of our common stock available for issuance under the 2020 Incentive Plan is 25.0 million shares. To the extent awards granted under the 2020 Incentive Plan terminate, expire or lapse, shares subject to such awards generally will again be available for future grant. As of December 31, 2020, the total number of shares outstanding and the total number of shares available for future grants under the Incentive Plans was 21.3 million and 22.7 million, respectively.

The composition of the equity awards outstanding as of December 31, 2019 and 2020 was as follows:

	December 31, 2019	December 31, 2020
(In millions)
Restricted stock	0.6	2.7
Stock options	19.8	18.6
Total outstanding awards	20.4	21.3

Stock Options

Stock options have been granted for a term of 10 years and generally vest ratably over a three-year period, subject to continued service. Certain executives have received stock options that vest in part subject to continued service ratably over a five-year period and in part based upon the attainment of performance and market conditions.

The following table summarizes the stock option activity for the year ended December 31, 2020:

	Number of Shares (in millions)	Weighted Average Exercise Price	Weighted Average-Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	19.8	$12.24	8.64	$21.7
Granted	8.2	$13.11
Exercised	(2.6)	$10.92
Forfeited	(6.2)	$12.60
Expired	(0.6)	$11.96
Outstanding at December 31, 2020	18.6	$12.69	7.94	$118.4
Vested and exercisable at December 31, 2020	4.0	$11.73	6.76	$29.2
Vested and exercisable at December 31, 2020 and expected to vest thereafter (1)	18.6	$12.69	7.94	$118.4
(1)    Forfeitures are recognized as they occur, rather than estimated.

The total pre-tax intrinsic value of the stock options exercised during the years ended December 31, 2018, 2019 and 2020 was $0.3 million, $1.8 million, and $22.3 million, respectively.

We have granted stock options that include vesting terms dependent upon a service, performance and/or market condition. The fair value of stock options with vesting conditions dependent upon market performance is determined using a Monte Carlo simulation. The fair value of stock options with either solely a service requirement or with the combination of service and performance requirements is determined using the Black-Scholes valuation model, which requires us to make assumptions and judgments about variables related to our common stock and the related awards. The fair value of stock options is based on the fair value of the underlying common stock on the date of grant. Prior to the IPO, the fair value of the underlying common stock included estimates and judgments related to the discount rates and future discounted cash flows of the company based on management’s internal forecasts. Share-based compensation expense is recognized on a straight-line basis over the service period or over our best estimate of the period over which the performance condition will be met, as applicable. The following table presents the assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Year Ended December 31,
	2018	2019	2020
Expected stock volatility (1)	63% - 72%	58%	55% - 61%
Expected dividend yield (2)	—%	—%	—%
Risk-free interest rate (3)	2.63% - 2.92%	1.54% - 2.47%	0.38% - 1.73%
Expected life (4)	5.5 - 6.5 years	5.7 - 6.5 years	5.5 - 6.5 years
(1)    Management estimates volatility based on the historical trading volatility of a public company peer group and the implied volatility of our assets and current leverage.
(2)    We have not issued dividends to date and do not anticipate issuing dividends.
(3)    Based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.
(4)    Represents the period that our share-based awards are expected to be outstanding. Management uses the simplified method for our estimation of the expected life as we do not have adequate historical data.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2018, 2019 and 2020 was $9.69, $6.81 and $8.09, respectively.

As of December 31, 2020, there was $63.5 million of total unrecognized compensation cost related to stock options, which will be recognized over a weighted average period of 1.6 years.

Restricted Stock

Restricted stock has been granted to certain executives that vest in part subject to continued service ratably over a three or five-year period and in part based upon the attainment of performance and market conditions. The fair value of the service-vesting awards is measured based on the fair value of the underlying common stock on the date of the grant. The fair value of restricted stock with vesting conditions dependent upon market performance is determined using a Monte Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

On the date of our IPO, we granted RSUs to all eligible employees. The fair value of these awards was based on the fair value of the underlying common stock on the date of the grant, and share-based compensation expense is recognized on a straight-line basis over the service period of six months.

Additionally, we have granted certain awards with vesting dependent upon the attainment of predetermined financial performance results over the next two years. The fair value of these performance-vesting awards is measured based on the fair value of the underlying common stock on the date of grant, and share-based compensation expense is recognized when it is probable that the performance condition will be achieved.

Certain non-executive board members elected to receive a portion of their annual compensation in the form of restricted stock. The fair value of these service-vesting awards is measured based on the fair value of the underlying common stock on the date of grant, and share-based compensation expense is recognized on a straight-line basis over the one-year service period.

The following table summarizes our restricted stock activity for the year ended December 31, 2020:

	Number of Units or Shares (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at December 31,2019	0.6	$13.26
Granted	2.5	$17.74
Released	(0.2)	$15.37
Cancelled	(0.2)	$19.18
Outstanding at December 31, 2020	2.7	$16.86
Expected to vest after at December 31, 2020 (1)	2.7	$16.86
(1)     Forfeitures are recognized as they occur, rather than estimated.

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2018 and 2019 was $14.40 and $12.88, respectively.

The total pre-tax intrinsic value of the restricted stock released during the years ended December 31, 2019 and 2020 was $3.3 million and $3.6 million, respectively. There was no restricted stock released during the year ended December 31, 2018.

As of December 31, 2020, there was $30.2 million of total unrecognized compensation cost related to restricted stock, which will be recognized over a weighted average period of 1.6 years.

Employee Stock Purchase Plan

The ESPP was approved by the company's board of directors on July 24, 2020 and became effective on August 7, 2020. Under the ESPP, eligible employees may purchase a limited number of shares of our common stock at the lesser of 85% of the market value on the enrollment date or 85% of the market value on the purchase date. The fair value on each enrollment date is determined using the Black-Scholes option-pricing model. Share-based compensation expense is recognized on a straight-line basis over the offering period. We issued 0.4 million shares through the ESPP during the year ended December 31, 2020. The share-based compensation expense recognized for the ESPP was $1.5 million during the year ended December 31, 2020. As of December 31, 2020, there was no unrecognized compensation cost related to the ESPP. The shares available for issuance under the ESPP is 11.1 million shares as of December 31, 2020.

Share-Based Compensation Expense

In connection with the departure of certain executives during the year ended December 31, 2019, we accelerated vesting of options and restricted stock for awards with service-only vesting conditions and extended the post termination option exercise period. In connection with the departure of certain executives during the year ended December 31, 2020, we accelerated vesting of options and restricted stock for awards with service-only vesting conditions, extended the period certain options with performance and/or market conditions would remain outstanding and eligible to vest and extended the post termination option exercise period. These modifications resulted in incremental expense of $3.5 million and $3.5 million during the years ended December 31, 2019 and 2020, respectively. In addition, during the years ended December 31, 2018 and 2019, modifications were made to the performance and/or market condition of awards for certain employees. As these awards expired before a change in control event required for vesting, these modifications resulted in no incremental expense.

Upon the completion of the IPO, it was determined that certain awards with performance and market conditions, tied to a liquidity event and the achievement of targets based on a MOIC for Apollo, were probable of vesting. As a result of this change in estimate, the company recognized $20.2 million of share-based compensation expense, related to service received since the grant date of the respective awards, during the year ended December 31, 2020.

Share-based compensation expense recognized for the years ended December 31, 2018, 2019 and 2020 was as follows:

	Year Ended December 31,
(In millions)	2018	2019	2020
Cost of revenue	$4.1	$5.7	$14.5
Selling, general and administrative expenses	15.9	24.5	60.0
Pre-tax share-based compensation expense	20.0	30.2	74.5
Less: Income tax benefit	(4.2)	(6.3)	(15.6)
Total share-based compensation expense, net of tax	$15.8	$23.9	$58.9

Settlement of Share-Based Awards

As a result of the Rackspace Acquisition, Rackspace Technology Global had obligations related to the settlement of restricted stock units that were outstanding at the Closing Date. These obligations required installment payments that began in November 2016 and ended in the first quarter of 2019. We made cash payments of $46.3 million and $19.2 million during the years ended December 31, 2018 and 2019, respectively.

Compensation expense recognized related to these payments for the years ended December 31, 2018 and 2019 was as follows:

	Year Ended December 31,
(In millions)	2018	2019
Cost of revenue	$6.5	$—
Selling, general and administrative expenses	19.8	2.7
Total cash settled equity compensation expense	$26.3	$2.7

In addition, in connection with an employee's departure, we settled options and restricted stock for a one-time cash payment of $1.5 million during the year ended December 31, 2019.

Employee Benefit Plans

We sponsor defined contribution plans whereby employees may elect to contribute a portion of their annual compensation to the plans, after complying with certain limitations. The plans also include a discretionary employer contribution. Contribution expense recognized for these plans was $14.8 million, $14.3 million and $16.0 million for the years ended December 31, 2018, 2019 and 2020, respectively.

13. Taxes

The benefit for income taxes consisted of the following:

	Year Ended December 31,
(In millions)	2018	2019	2020
Federal	$(6.0)	$5.1	$(4.1)
Foreign	15.6	12.1	9.6
State	(16.8)	3.5	1.9
Total current	(7.2)	20.7	7.4
Deferred:
Federal	(22.5)	(32.4)	(58.6)
Foreign	(3.4)	2.0	(6.0)
State	3.2	(10.3)	(9.0)
Total deferred	(22.7)	(40.7)	(73.6)
Total benefit for income taxes	$(29.9)	$(20.0)	$(66.2)

Loss before income taxes from U.S. and foreign operations were as follows:

	Year Ended December 31,
(In millions)	2018	2019	2020
U.S.	$(515.5)	$(143.2)	$(311.1)
Foreign	15.0	20.9	(0.9)
Total loss before income taxes	$(500.5)	$(122.3)	$(312.0)

A reconciliation of the statutory federal tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2018	2019	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.2%	6.1%	2.4%
Tax rate differentials for international jurisdictions	(2.7)%	(2.7)%	(2.5)%
Research and development credit	0.1%	2.4%	2.9%
U.S. Tax Reform	(1.9)%	—%	—%
Tax impact of goodwill impairment	(12.3)%	—%	—%
Effects of other enacted tax law and rate changes	—%	(3.9)%	(0.4)%
Valuation allowance	(0.3)%	(2.0)%	(0.5)%
Share-based compensation	—%	(2.1)%	(0.3)%
Nondeductible compensation	—%	—%	(2.2)%
Other, net	(0.1)%	(2.4)%	0.8%
Effective tax rate	6.0%	16.4%	21.2%

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes using the enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant components of our deferred tax assets and liabilities are as follows:

(In millions)	December 31, 2019	December 31, 2020
Deferred tax assets:
Share-based compensation	$10.9	$15.6
Accruals not currently deductible	20.7	21.3
Interest rate swaps	9.3	22.2
Finance lease liabilities	10.1	67.7
Net operating loss carryforwards	51.7	113.3
Foreign tax credit	34.0	33.5
Research and development credits	23.2	30.6
Depreciation and amortization	9.5	7.8
Disallowed interest carryforward	40.2	5.4
Operating lease liabilities	74.8	37.9
Other	12.1	17.7
Total gross deferred tax assets	296.5	373.0
Valuation allowance	(53.3)	(54.4)
Total net deferred tax assets	243.2	318.6
Deferred tax liabilities:
Depreciation and amortization	452.0	484.5
Prepaids	7.3	1.3
Finance lease liabilities	7.0	4.4
Capitalized costs	12.7	13.9
Unremitted foreign earnings	0.1	—
Debt related	9.9	7.4
Operating right-of-use assets	70.8	36.2
Other	1.1	3.2
Total gross deferred tax liabilities	560.9	550.9
Net deferred tax liabilities	$317.7	$232.3

As of December 31, 2020, we have $383.1 million of federal net operating loss carryforwards, $140.8 million of which expire at various dates through 2036, and $242.3 million of which have an indefinite carryforward period. Additionally, we have $68.2 million of federal tax credit carryforwards expiring at various dates through 2040. We have $117.2 million of foreign net operating losses, $7.8 million of which have carryforward periods ranging from 5 to 20 years, and $109.4 million of which have an indefinite carryforward period. Certain federal and foreign net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and the applicable statutory foreign tax laws. We have disallowed interest expense carryforwards in the U.S. of $6.7 million that can be carried forward indefinitely.

We’ve recorded a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain U.S. state and foreign jurisdictions and federal foreign tax credits that we believe are not likely to be realized. For the rest of the deferred tax assets, valuation allowances were not deemed necessary based upon the determination that future profits are anticipated to utilize deferred tax assets prior to the expiration of any applicable carryforward periods.

The effective tax rate for the year ended December 31, 2018 was primarily impacted by new provisions of the Tax Cuts and Jobs Act (the “Act”) for foreign earnings, specifically global intangible low-taxed income (“GILTI”), as well as the tax impact associated with a goodwill impairment. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations and we have elected to treat any GILTI inclusions as a period cost. There was also an amount recorded in the fourth quarter of 2018 as we completed our accounting for the Act. We had initially recorded a provisional income tax benefit of $196.8 million for the year ended December 31, 2017, which was included within “Benefit for income taxes” in the Consolidated Statements of Comprehensive Loss. Our final income tax benefit related to the Act was a net $186.3 million.

The effective tax rate for the year ended December 31, 2019 was impacted by the current year GILTI inclusion, the impact of changes in income tax rates, changes in valuation allowances, R&D credits, changes to income tax reserves and other permanently nondeductible items. The effective tax rate for the year ended December 31, 2020 was primarily impacted by deductions disallowed by Section 162(m) of the Internal Revenue Code, the impact of changes in income tax rates, changes in valuation allowances, R&D credits, changes to income tax reserves and other permanently nondeductible items.

We do not permanently reinvest our foreign earnings due to the debt service requirements of our capital structure. Due to historic, internal tax restructurings, we have effectively recognized any tax impact of the repatriation of foreign earnings. Thus, as of December 31, 2020, there is no deferred tax liability for undistributed foreign earnings.

Uncertain Tax Positions

We file income tax returns in each jurisdiction in which we operate, both domestically and internationally. Due to the complexity involved with certain tax matters, we have considered all relevant facts and circumstances for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We believe that there are no other jurisdictions in which the outcome of uncertain tax matters is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

A rollforward of unrecognized tax benefits, excluding accrued penalties and interest, for the years ended December 31, 2018, 2019 and 2020 is as follows:

	Year Ended December 31,
(In millions)	2018	2019	2020
Balance, beginning of period	$67.2	$47.0	$53.2
Additions based on tax positions related to the current year	2.7	4.1	4.9
Additions for tax positions of prior years	3.3	11.7	11.1
Reduction for statute expiration	(17.9)	(2.7)	(2.4)
Reductions for tax positions of prior years	(3.9)	(6.2)	(15.8)
Settlements	(4.4)	(0.7)	—
Balance, end of period (1)	$47.0	$53.2	$51.0
(1)     Included within non-current liabilities in the Consolidated Balance Sheets, except for $0.6 million of which is included in current liabilities as of December 31, 2020

Of the total amount of unrecognized tax benefits as of December 31, 2018, 2019 and 2020, $36.0 million, $47.4 million and $42.3 million, respectively, if recognized, would favorably impact our effective tax rate. We do not expect the amount of unrecognized tax benefits disclosed above to change significantly over the next 12 months.

We recognize interest expense and penalties related to income tax matters within “Benefit for income taxes” on our Consolidated Statements of Comprehensive Loss. Accrued interest and penalties as of December 31, 2018, 2019 and 2020 were zero, $2.1 million and $2.4 million, respectively.

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions and the timing of recognizing revenue and expenses. As such, our effective tax rate is impacted by the geographical distribution of income and mix of profits in the various jurisdictions. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file.

We currently file income tax returns in the U.S. and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and foreign tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2009 through 2020 and in the foreign jurisdictions in which we operate for varying periods from 2009 through 2020. In December 2020, we concluded an Internal Revenue Service federal tax audit for the pre-Rackspace Acquisition period ended November 2, 2016, with respect to certain matters, but the statute for the period remains open until September 2021. We currently have income tax examinations open in Texas for tax years 2014 through 2017, Pennsylvania for 2018 and New York City for the year ended November 3, 2016. Additionally, we are currently under tax audit in India for the fiscal year ended March 31, 2016.

Although the outcome of open tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions or changes in assumptions in future periods are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

Other

On July 27, 2015, the U.S. Tax Court ("Tax Court") issued an opinion in Altera Corp. ("Altera") v. Commissioner ("Tax Court Opinion"), which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Opinion was appealed by the Commissioner to the Ninth Circuit Court of Appeals ("Ninth Circuit"). On June 7, 2019, a three-judge panel from the Ninth Circuit issued an opinion that reversed the Tax Court Opinion. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit, which the Ninth Circuit subsequently denied. On February 10, 2020, Altera submitted a petition for writ of certiorari to the U.S. Supreme Court. On June 22, 2020, the U.S. Supreme Court denied Altera’s petition for writ of certiorari and will not review the Ninth Circuit’s June 7, 2019 decision that upheld the inclusion of share-based compensation in a cost sharing arrangement. Given the U.S. Supreme Court’s denial of the petition for writ of certiorari, we believe it is appropriate to record the financial statement impact of including share-based compensation in historical cost sharing payments discretely in the year ended December 31, 2020 for years prior to 2020. The aggregate income tax impact related to the Altera decision is less than $1.0 million. If, at a future date, Altera secured a favorable ruling from the U.S. Supreme Court, we would re-evaluate the decision to record an income tax benefit at that time.

In a referendum held on May 19, 2019, Switzerland passed the Federal Act on Tax Reform and AHV Financing (“TRAF”), effective January 1, 2020. On October 25, 2019, the Zurich Canton published the amended cantonal tax law in the official cantonal tax law register. The intent of these tax law changes was to replace certain preferential tax regimes with a new set of internationally accepted measures. Based on these Federal/Cantonal events, our position is the enactment of Swiss tax reform for U.S. GAAP purposes occurred during the fourth quarter of 2019, and we recorded a charge of $4.4 million due to a remeasurement of our deferred tax balances for the year ended December 31, 2019. The future rate impacts of these Swiss tax reform law changes are effective starting January 1, 2020. We will continue to monitor Swiss tax reform for any additional interpretative guidance that could result in changes to the amounts we have recorded.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) of the Internal Revenue Code increase the allowable business interest deduction for those years from 30% to 50% of adjusted taxable income. This modification significantly increased our allowable interest expense deduction for 2019, resulting in less utilization of prior year net operating losses in that year. Further, we expect to be able to fully deduct interest expense incurred in 2020, including previously disallowed interest expense carrying forward from 2018.

14. Divestitures

On February 1, 2017, we completed the sale of assets of our Mailgun business for total consideration of $40.2 million, which was comprised of an initial cash payment of $20.5 million, a promissory note receivable with principal amount of $20.0 million to be paid in annual installments over four years with a fair value of $14.8 million, and an equity interest in the new entity, Mailgun Technologies with a fair value of $4.9 million.

In October 2017, Mailgun Technologies began exercising call rights to repurchase a portion of shares. During 2018, Mailgun Technologies exercised call rights and repurchased additional shares in multiple transactions throughout the year, which resulted in a total gain of $3.8 million. The gain associated with these share repurchases are included within “Gain on investments, net” in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2018. As of December 31, 2018, we no longer had an equity interest in Mailgun Technologies.

In March 2019, we received $18.0 million in cash from Mailgun Technologies as repayment for the promissory note balance of $15.9 million, which included accrued interest of $1.2 million. As such, we recorded a gain of $2.1 million, which is reflected within "Gain on sale" in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2019. We did not have any divestitures for the year ended December 31, 2020.

15. Acquisitions

RelationEdge

On May 14, 2018, we acquired 100% of RelationEdge, LLC ("RelationEdge"), a full-service Salesforce Platinum Consulting Partner and digital agency that helps clients engage with their customers from lead to loyalty by improving business process, leveraging technology and integrating creative digital marketing. The acquisition was completed for total consideration of $65.7 million, net of cash acquired of $0.4 million, for a net cash purchase price of $65.3 million. We funded the acquisition and the related fees and expenses with cash on hand. With this acquisition, we expanded our ability to be a preferred partner for managing a customer’s complete application portfolio through continuous transition to modern technologies, including software-as-a- service (“SaaS”) applications.

The final allocation of the purchase price as of the May 14, 2018 closing date is as follows:

(In millions)	May 14, 2018
RelationEdge Acquisition Consideration	$65.7
Allocated to:
Cash and cash equivalents	$0.4
Intangible assets	22.1
Liabilities assumed, net of other assets acquired	(1.1)
Net assets acquired	$21.4
Goodwill	$44.3

Goodwill primarily consisted of assembled workforce and is deductible for tax purposes. The fair value of identifiable intangible assets acquired includes $18.0 million for the relationship with Salesforce, and is recorded within “Other” in the intangible assets table disclosed in Note 5, “Goodwill and Intangible Assets.” The weighted average amortization period of identifiable intangible assets is approximately 4.6 years as of the date of the acquisition.

We recorded $1.6 million for the year ended December 31, 2018 of costs, including legal, professional, and other fees, related to the RelationEdge acquisition, within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss.

RelationEdge’s results of operations from the May 14, 2018 acquisition date through December 31, 2018 were not material to our consolidated financial statements. Additionally, pro forma impacts of the RelationEdge acquisition were not material to our consolidated revenue or results of operations for the year ended December 31, 2018.

Onica

On November 15, 2019, we acquired 100% of Onica Holdings LLC ("Onica"), an Amazon Web Services ("AWS") Partner Network Premier Consulting Partner and AWS Managed Service Provider providing cloud-native consulting and managed services, including strategic advisory, architecture and engineering and application development services. Total consideration to acquire Onica was $323.4 million, net of cash acquired of $7.5 million, for a net purchase price of $315.9 million. Total consideration includes the purchase price adjustment resulting from the difference between net working capital on the date of acquisition compared to the estimated net working capital used to determine the closing consideration (the "Purchase Price Adjustment"). The acquisition was funded through a combination of cash on hand and revolving credit facility borrowings, which were repaid by December 31, 2019. This acquisition allows us to expand our portfolio of managed public cloud and professional services solutions and further enhance our existing partnership with AWS.

The purchase price allocation was finalized in November 2020. Goodwill primarily consisted of assembled workforce. None of the goodwill recorded as part of the Onica acquisition is deductible for tax purposes except for approximately $18 million assumed as a result of historical acquisitions made by Onica.

The final allocation of the purchase price as of the November 15, 2019 closing date is as follows:

(In millions)	November 15, 2019
Onica Acquisition Consideration	$323.4
Allocated to:
Cash and cash equivalents	$7.5
Intangible assets	61.8
Liabilities assumed, net of other assets acquired	(10.7)
Net assets acquired	$58.6
Goodwill	$264.8

Included in the fair value of identifiable intangible assets acquired was $41.3 million of customer relationships and $17.2 million for the relationship with AWS, with an amortization period of seven and four years, respectively. The AWS relationship is recorded within “Other” in the intangible assets table disclosed in Note 5, “Goodwill and Intangible Assets.”

During the year ended December 31, 2019, we recorded $7.7 million of costs, including legal, professional, and other fees, related to the Onica acquisition, within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss.

Onica’s results of operations from the November 15, 2019 acquisition date through December 31, 2019 were not material to our consolidated financial statements.

Pro Forma Results

The following unaudited pro forma summary presents consolidated financial information for the years ended December 31, 2018 and 2019 as if the Onica acquisition had been completed as of January 1, 2018. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of Onica been consummated as of January 1, 2018:

	Year Ended December 31,
(In millions)	2018	2019
Revenue	$2,520.7	$2,551.1
Net loss	$(493.4)	$(106.3)

Measurement Period Adjustments

During the year ended December 31, 2020, we recorded measurement period adjustments to the preliminary amounts recorded as of November 15, 2019. We recorded a measurement period adjustment of $0.2 million to Onica Acquisition Consideration associated with the Purchase Price Adjustment and a net adjustment of $0.3 million to deferred taxes, for a total net decrease to goodwill of $0.5 million. The Purchase Price Adjustment is included in "Other investing activities" in the Consolidated Statements of Cash Flows. The the impact of the adjustments recorded is as follows:

(In millions)	As Previously Determined	Measurement Period Adjustments	Revised
Onica Acquisition Consideration	$323.6	$(0.2)	$323.4
Liabilities assumed, net of other assets acquired	11.0	(0.3)	10.7

Bright Skies

On November 5, 2020, we acquired 100% of Bright Skies GmbH ("Bright Skies"), a cloud-native consulting and managed services provider. The acquisition of Bright Skies was not material to the consolidated financial statements.

16. Derivatives

Interest Rate Swaps

In December 2016, we entered into seven floating-to-fixed interest rate swap agreements to manage our risk from interest rate fluctuations associated with the floating-rate Term Loan Facility. The swap agreements became effective on February 3, 2017 with an aggregate notional amount of $1.50 billion. Two swap agreements matured in 2018, one agreement matured in 2019, and one agreement matured in February 2020. The remaining three swap agreements in effect as of December 31, 2020 have an aggregate notional amount of $1.05 billion and mature over the next two years. On a quarterly basis, we net settle with the counterparty for the difference between the fixed rate specified in each swap agreement, ranging from 1.7625% to 1.9040%, and the variable rate based upon the three-month LIBOR as applied to the notional amount of the swap.

In December 2018, we entered into four additional floating-to-fixed interest rate swap agreements with an aggregate notional amount of $1.35 billion and a maturity date of November 3, 2023. These swap agreements are forward-starting, and as of December 31, 2020, two swap agreements, with an aggregate notional amount of $300 million, were effective. The remaining swap agreements become effective each year thereafter to coincide with the maturity dates of the outstanding December 2016 swap agreements. On a quarterly basis, we net settle with the counterparty for the difference between the fixed rate specified in each swap agreement, ranging from 2.7350% to 2.7490%, and the variable rate based upon the three-month LIBOR as applied to the notional amount of the swap.

Foreign Currency Hedging Contracts

In November 2017, we entered into three forward contracts. Under the terms of these contracts, we sold a total of £120 million at an average rate of 1.34378 British pound sterling to U.S. dollar and received $161.3 million. These contracts settled on November 30, 2018 and we received a final net payment of $7.9 million.

In November 2018, we entered into one foreign currency forward contract. Under the terms of the contract, we sold £75 million at a rate of 1.3002 British pound sterling to U.S. dollar and received $97.5 million. This contract settled on November 29, 2019 and we received a final net payment of $0.8 million.

In November 2019, we entered into two foreign currency net-zero cost collar contracts with an aggregate notional amount of £100 million and a maturity date of November 30, 2020. Under the terms of the contracts, the British pound sterling to U.S. dollar exchange rate floats between 1.2375 and 1.3475. On March 26, 2020, we settled one of these contracts, with an aggregate notional amount of £50 million, and we received a final net payment of $1.9 million and on November 19, 2020, we settled the remaining contract, with an aggregate notional amount of £50 million, and we made a final net payment of $0.2 million.

During 2020, we entered into a series of foreign currency contracts to manage our exposure to movements in the British pound sterling, Euro, and Mexican peso. These contracts had three-month terms and settled at various dates throughout the year, which resulted in the company making aggregate payments of $5.4 million. As of December 31, 2020, there was no notional amount outstanding related to these contracts.

During the fourth quarter of 2020, we entered into two foreign currency forward contracts. Under the terms of these contracts, on November 30, 2021, we will sell a total of £80 million at an average rate of 1.3388 British pound sterling to U.S. dollar and receive $107.1 million.

Fixed Price Power Contracts

We entered into a fixed price power contract for a London data center in September 2015 as part of our price risk management strategy and accounted for it as a derivative that did not qualify for the normal purchases normal sales exception. The contract ended in September 2018 and we executed a new contract with a term of October 2018 through September 2021 that met the normal purchases normal sales exception. Therefore, as of December 31, 2019 and 2020, we do not have any power contracts recorded at fair value on the Consolidated Balance Sheets.

Fair Values of Derivatives on the Consolidated Balance Sheets

The fair values of our derivatives and their location on the Consolidated Balance Sheets as of December 31, 2019 and 2020 were as follows:

		December 31, 2019		December 31, 2020
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Other current liabilities	$—	$3.5	$—	$—
Interest rate swaps	Other non-current liabilities	—	33.1	—	—
Foreign currency contracts	Other current assets	1.4	—	—	—
Foreign currency contracts	Other current liabilities	—	2.9	—	1.7
Total		$1.4	$39.5	$—	$1.7

Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current liabilities	$—	$—	$—	$22.6
Interest rate swaps	Other non-current liabilities	—	—	—	64.4
Total		$—	$—	$—	$87.0

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2019			December 31, 2020
(In millions)	Gross Amounts on Balance Sheet	Effect of Counter-Party Netting	Net Amounts	Gross Amounts on Balance Sheet	Effect of Counter-Party Netting	Net Amounts
Assets
Foreign currency contracts	$1.4	$(1.4)	$—	$—	$—	$—
Total	$1.4	$(1.4)	$—	$—	$—	$—

Liabilities
Interest rate swaps	$36.6	$—	$36.6	$87.0	$—	$87.0
Foreign currency contracts	2.9	(1.4)	1.5	1.7	—	1.7
Total	$39.5	$(1.4)	$38.1	$88.7	$—	$88.7

Effect of Derivatives on the Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018, 2019 and 2020 was as follows:

		Year Ended December 31,
(In millions)		2018	2019	2020
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest expense	$1.8	$(51.6)	$(3.2)
Power contracts	Cost of revenue	(0.5)	—	—
Foreign currency contracts	Other income (expense), net	11.2	(1.6)	(3.8)

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest expense	$—	$—	$(11.0)

Interest expense was $281.1 million, $329.9 million and $268.4 million for the years ended December 31, 2018, 2019 and 2020, respectively. As of December 31, 2020, the amount of cash flow hedge losses included within "Accumulated other comprehensive income (loss)" that is expected to be reclassified as an increase to "Interest expense" over the next 12 months is approximately $19.6 million. See Note 17, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of December 31, 2020, our interest rate swap agreements with an aggregate fair value of $87.0 million were in a net liability position.

17. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$17.8	$—	$17.8
Foreign currency translation adjustments, net of tax expense of $0.1 million	(17.8)	—	(17.8)
Balance at December 31, 2018	$—	$—	$—
Foreign currency translation adjustments, net of tax benefit of $0.2 million	12.0	—	12.0
Balance at December 31, 2019	$12.0	$—	$12.0
Foreign currency translation adjustments, net of tax expense of $1.1 million	8.8	—	8.8
Unrealized loss on derivative contracts, net of tax benefit of $16.3 million	—	(47.6)	(47.6)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $2.8 million (1)	—	8.2	8.2
Balance at December 31, 2020	$20.8	$(39.4)	$(18.6)
(1)    Includes interest expense recognized of $16.8 million, partially offset by amortization of off-market swap value of $5.8 million for the year ended December 31, 2020.

18. Related Party Transactions

On November 3, 2016, we entered into management consulting agreements with affiliates of Apollo and Searchlight and on November 15, 2017, in connection with the Datapipe acquisition, we entered into a management consulting agreement with ABRY. Under these agreements, we are required to pay them a quarterly, nonrefundable fee for consulting services in areas such as finance, strategy, investment, and acquisitions based on EBITDA, as defined in the First Lien Credit Agreement. For Apollo and Searchlight, the consulting fee is equal to 1.5% of EBITDA, or a minimum annual consulting fee of $10.0 million. Under the ABRY agreement, the consulting fee is equal to a specified percentage of 1.5% of EBITDA. For the years ended December 31, 2018, 2019 and 2020, we recorded $15.2 million, $12.9 million and $8.4 million, respectively, of management consulting fees within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss.

In addition, we are required to pay a fee related to acquisitions. In connection with the 2018 acquisition of RelationEdge, we recorded $0.7 million in fees to affiliates of Apollo, Searchlight, and ABRY within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss. In connection with the 2019 acquisition of Onica, we recorded $3.3 million in fees to affiliates of Apollo, Searchlight, and ABRY within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss.

On July 24, 2020, we executed termination letters with each of the parties to the above agreements, whereby all such agreements terminated effective as of the pricing of the IPO on August 4, 2020. Therefore no management consulting or acquisition-related fees were accrued or were payable under any of these agreements for periods subsequent to August 4, 2020.

Affiliates of ABRY are also Term Loan Facility lenders under the First Lien Credit Agreement. As of December 31, 2020, the outstanding principal amount of the Term Loan Facility was $2,795.6 million, of which $48.7 million, or 1.7%, is due to ABRY affiliates.

As part of the IPO, Apollo Global Securities, LLC ("Apollo Global Securities"), an affiliate of Apollo, received fees of $2.7 million in connection with their role as an underwriter in the IPO.

Apollo Global Securities also received approximately $0.6 million in connection with their role as an initial purchaser of the 5.375% Senior Notes issued on December 1, 2020.

19. Segment Reporting

We have organized our operations into the following three operating segments, which correspond directly to our reportable segments: Multicloud Services, Apps & Cross Platform, and OpenStack Public Cloud. Our segments are based upon a number of factors, including, the basis for our budgets and forecasts, organizational and management structure and the financial information regularly used by our Chief Operating Decision Maker to make key decisions and to assess performance. We assess financial performance of our segments on the basis of revenue and non-GAAP gross profit, which is a non-GAAP measure of profitability. For the calculation of non-GAAP gross profit, we allocate certain costs, such as data center operating costs, customer support costs, license expense, and depreciation, to our segments generally based on segment revenue.

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of segment non-GAAP gross profit to total consolidated gross profit for the years ended December 31, 2018, 2019 and 2020.

	Year Ended December 31,
(In millions)	2018	2019	2020
Revenue by segment:
Multicloud Services	$1,803.4	$1,832.6	$2,141.5
Apps & Cross Platform	290.0	319.2	336.6
OpenStack Public Cloud	359.4	286.3	229.0
Total consolidated revenue	$2,452.8	$2,438.1	$2,707.1

Non-GAAP gross profit by segment:
Multicloud Services	$736.6	$774.7	$810.2
Apps & Cross Platform	107.3	118.7	115.5
OpenStack Public Cloud	185.0	146.0	100.3
Less:
Share-based compensation expense	(4.1)	(5.7)	(14.5)
Other compensation expense (1)	(7.3)	(2.8)	(5.9)
Purchase accounting impact on revenue (2)	(1.2)	0.2	—
Purchase accounting impact on expense (2)	(6.9)	(9.6)	(5.9)
Restructuring and transformation expenses (3)	(2.3)	(10.3)	(15.3)
Total consolidated gross profit	$1,007.1	$1,011.2	$984.4
(1)    Adjustments for expense related to the cash settlement of unvested equity awards that were outstanding at the consummation of the Rackspace Acquisition, retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax.
(2)    Adjustment for the impact of purchase accounting from the Rackspace Acquisition on revenue and expenses.
(3)    Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses.

Management does not use total assets by segment to evaluate segment performance or allocate resources. As such, total assets by segment are not disclosed.

Geographic Information

The tables below present revenue by geographic region and by country for the years ended December 31, 2018, 2019 and 2020. Revenue amounts are based upon the location of the support function servicing the customer.

	Year Ended December 31,
(In millions)	2018	2019	2020
Americas	$1,785.1	$1,787.5	$2,027.8
EMEA	582.7	564.6	585.2
APJ	85.0	86.0	94.1
Total revenue	$2,452.8	$2,438.1	$2,707.1

	Year Ended December 31,
(In millions)	2018	2019	2020
United States	$1,734.0	$1,735.3	$1,948.0
United Kingdom	582.0	564.6	583.6
Other foreign countries (1)	136.8	138.2	175.5
Total revenue	$2,452.8	$2,438.1	$2,707.1
(1)    No other foreign country had revenue that exceeded 10% of total consolidated revenue for the years ended December 31, 2018, 2019 and 2020.

The table below presents property, equipment and software, net by country, based on the physical location of the assets, as of December 31, 2019 and 2020:

(In millions)	December 31, 2019	December 31, 2020
United States	$517.0	$684.3
United Kingdom	180.0	170.9
Other foreign countries (1)	30.8	29.4
Total property, equipment and software, net	$727.8	$884.6
(1)    No other foreign country had property, equipment and software, net that exceeded 10% of total consolidated property, equipment and software, net as of December 31, 2019 and 2020.

20. Condensed Financial Information of Registrant (Parent Company Only)

RACKSPACE TECHNOLOGY, INC. (Parent Company Only)
CONDENSED BALANCE SHEETS

(In millions, except per share data)	December 31, 2019	December 31, 2020
ASSETS
Investment in subsidiaries of Parent	$898.8	$1,383.7
Total assets	$898.8	$1,383.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 165.4 and 201.8 shares issued and outstanding, respectively	1.6	2.0
Additional paid-in capital	1,602.7	2,363.6
Accumulated other comprehensive income (loss)	12.0	(18.6)
Accumulated deficit	(717.5)	(963.3)
Total stockholders' equity	898.8	1,383.7
Total liabilities and stockholders' equity	$898.8	$1,383.7

The accompanying note is an integral part of these condensed financial statements.

RACKSPACE TECHNOLOGY, INC. (Parent Company Only)
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions, except per share data)	2018	2019	2020
Equity in net losses in Parent's subsidiaries	$(470.6)	$(102.3)	$(245.8)
Net loss and total comprehensive loss	$(470.6)	$(102.3)	$(245.8)
Net loss per share
Basic and diluted	$(2.85)	$(0.62)	$(1.37)
Weighted average number of shares outstanding:
Basic and diluted	165.2	165.3	179.6

The accompanying note is an integral part of these condensed financial statements.

A condensed statement of cash flows has not been presented as Rackspace Technology, Inc. did not have any cash as of, or at any point in time during, the years ended December 31, 2018, 2019 and 2020.

NOTE TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT (Parent Company Only)

Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Rackspace Technology, Inc. (“Parent”) (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Parent. The ability of Parent’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ First Lien Credit Agreement and the indenture governing the 5.375% Senior Notes, as described in Note 7, “Debt” to the audited consolidated financial statements.

These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere in this report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B – OTHER INFORMATION

None.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

We have adopted the Rackspace Technology, Inc. Code of Conduct and Business Ethics (the “Code of Conduct”) that applies to all of our employees, officers and directors, including, without limitation, our Chief Executive Officer, Chief Financial Officer, and other finance organization employees. The Code of Conduct, as well as any waiver of a provision of the Code of Conduct granted to any senior officer or director or material amendment to the Code of Conduct, if any, may be found on our website at ir.rackspace.com under "Corporate Governance."

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

See the accompanying Index to Exhibits, which is incorporated by reference.

ITEM 16 – 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of Rackspace Technology, Inc. (incorporated by reference from Exhibit 3.1 to Rackspace Technology, Inc.’s Form S-8, filed on August 5, 2020)
3.2	Second Amended and Restated Bylaws of Rackspace Technology, Inc. (incorporated by reference from Exhibit 3.2 to Rackspace Technology, Inc.’s Form S-8, filed on August 5, 2020)
4.1
Indenture, dated as of December 1, 2020, among Rackspace Technology Global, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to Rackspace Technology, Inc.’s Form 8-K, filed on December 1, 2020)

4.2*	Description of Capital Stock
10.1
First Lien Credit Agreement, dated as of November 3, 2016, among Inception Parent, Inc., Inception Merger Sub, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.2
Joinder to First Lien Credit Agreement, dated as of November 3, 2016, by Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.) (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.3
Incremental Assumption and Amendment Agreement, dated as of December 20, 2016, among Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), the subsidiary loan parties, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.3 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.4
Incremental Assumption and Amendment Agreement No. 2, dated as of June 21, 2017, among Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), the subsidiary loan parties, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.5
Incremental Assumption and Amendment Agreement No. 3, dated as of November 15, 2017, among Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), the subsidiary loan parties, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.5 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.6
Incremental Assumption Agreement No. 4, dated as of July 20, 2020, among Inception Parent, Inc., Rackspace Technology Global Inc., the subsidiary loan parties, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.7
Amended and Restated Investor Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc., Searchlight Capital II, L.P., Searchlight Capital II PV, L.P. and AP VIII Inception Holdings, L.P. (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.8
Amended and Restated Investor Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc., DPH 123, LLC, ACE Investment Holdings, LLC, AP VIII Inception Holdings, L.P. and solely for purposes of Section 4.1 thereof, ABRY Partners VIII, L.P. (incorporated by reference from Exhibit 10.3 to Rackspace Technology Inc.’s Form 8-K filed on August 7, 2020)

10.9*	Amendment to Amended and Restated Investor Rights Agreement, dated as of December 7, 2020, between Rackspace Technology, Inc., AP VIII Inception Holdings, L.P. and Searchlight
10.10*	Amendment to Amended and Restated Investor Rights Agreement, dated as of December 7, 2020, between Rackspace Technology, Inc., AP VIII Inception Holdings, L.P. and ABRY
10.11
Registration Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc. and the Holders party thereto (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.12
Agreement and Plan of Merger, dated as of September 6, 2017, among Rackspace Technology, Inc. (f.k.a. Inception Topco, Inc.), Drake Merger Sub I, Inc., Drake Merger Sub II, LLC, Inception Intermediate, Inc., Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), Datapipe Holdings, LLC, Datapipe Parent, Inc. and the key stockholders party thereto (incorporated by reference from Exhibit 10.9 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.13
Receivables Financing Agreement, dated as of March 19, 2020, among Rackspace Receivables LLC, as borrower, the persons from time to time party thereto, as lenders and as group agents, BMO Capital Markets, as administrative agent and as arranger, and Rackspace US, Inc. as initial servicer (incorporated by reference from Exhibit 10.10 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.14†
Employment Agreement, between Rackspace US, Inc. and Kevin Jones, effective as of March 13, 2019 (incorporated by reference from Exhibit 10.11 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.15†
Employment Agreement, between Rackspace US, Inc. and Dustin Semach, effective as of July 22, 2019, as amended (incorporated by reference from Exhibit 10.12 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.16†
Employment Agreement, between Rackspace US, Inc. and Sid Nair, effective as of July 29, 2019 (incorporated by reference from Exhibit 10.13 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.17†
Employment Agreement, between Rackspace US, Inc. and Subroto Mukerji, effective as of July 1, 2019 (incorporated by reference from Exhibit 10.14 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.18†
First Amendment to the Employment Agreement, between Rackspace US, Inc. and Subroto Mukerji, dated as of September 11, 2019 (incorporated by reference from Exhibit 10.15 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.19†
Employment Agreement, between Rackspace US, Inc. and Vikas Gurugunti, effective as of July 2, 2019 (incorporated by reference from Exhibit 10.16 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.20†
Separation Agreement, between Rackspace US, Inc. and Joseph F. Eazor, effective as of April 23, 2019 (incorporated by reference from Exhibit 10.17 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.21†
Separation Agreement and Release, between Rackspace US, Inc. and Louis Alterman, dated as of August 30, 2019 (incorporated by reference from Exhibit 10.18 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.22†
Separation Agreement and Release, between Rackspace US, Inc. and Sandy Hogan, dated as of August 2, 2019 (incorporated by reference from Exhibit 10.19 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.23†
Form of Non-Qualified Stock Option Agreement between Rackspace Technology, Inc. and each of the named executive officers (other than the Chief Executive Officer) under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.20 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.24†
Form of Non-Qualified Stock Option Agreement between Rackspace Technology, Inc. and the Chief Executive Officer under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.21 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.25†
Form of Service-Based RSU Award Agreement between Rackspace Technology, Inc. and the Chief Executive Officer under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.22 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.26†
Form of Performance-Based RSU Award Agreement between Rackspace Technology, Inc. and the Chief Executive Officer under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.23 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.27†
Form of Non-Qualified Stock Option Agreement between Rackspace Technology, Inc. and certain of the Directors under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.24 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.28†
Form of RSU Award Agreement between Rackspace Technology, Inc. and certain of the Directors under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.25 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.29†
Form of RSA Award Agreement between Rackspace Technology, Inc. and certain of the Directors under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.26 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.30†
Rackspace Technology, Inc. Equity Incentive Plan, dated as of April 7, 2017 (incorporated by reference from Exhibit 10.27 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.31†	Rackspace Technology, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 4.2 to Rackspace Technology Inc.’s Registration Statement on Form S-8 filed on August 5, 2020)
10.32†	Rackspace Technology, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.3 to Rackspace Technology Inc.’s Registration Statement on Form S-8 filed on August 5, 2020)
10.33†	Rackspace Technology, Inc. Annual Cash Incentive Plan (incorporated by reference from Exhibit 10.8 to Rackspace Technology Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2020)
10.34†
Rackspace Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference from Exhibit 10.31 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.35†	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.32 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)
10.36†
Retention Agreement, between Rackspace US, Inc. and Dustin Semach, dated as of May 5, 2020 (incorporated by reference from Exhibit 10.33 to Rackspace Technology, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A filed on July 20, 2020)

10.37†
Second Amendment to the Employment Agreement between Rackspace US, Inc. and Dustin Semach, effective as of July 20, 2020 (incorporated by reference from Exhibit 10.34 to Rackspace Technology, Inc.’s Amendment No.2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.38†	Employment Agreement between the Company and Amar Maletira, dated October 16, 2020 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on October 21, 2020)
10.39†*	Separation Agreement and Release between the Company and Dustin Semach, dated December 2, 2020
21.1*	Subsidiaries of the registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RACKSPACE TECHNOLOGY, INC.

Date:	February 26, 2021	By:	/s/ Amar Maletira
Amar Maletira
President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Jones	Chief Executive Officer; Director	February 26, 2021
Kevin Jones	(Principal Executive Officer)

/s/ Amar Maletira	President and Chief Financial Officer	February 26, 2021
Amar Maletira	(Principal Financial and Accounting Officer)

/s/ Susan Arthur	Director	February 26, 2021
Susan Arthur

/s/ Jeffrey Benjamin	Director	February 26, 2021
Jeffrey Benjamin

/s/ Timothy Campos	Director	February 26, 2021
Timothy Campos

/s/ Dhiren Fonseca	Director	February 26, 2021
Dhiren Fonseca

/s/ Mitch Garber	Director	February 26, 2021
Mitch Garber

/s/ Brian St. Jean	Director	February 26, 2021
Brian St. Jean

/s/ David Sambur	Director	February 26, 2021
David Sambur

/s/ Aaron Sobel	Director	February 26, 2021
Aaron Sobel