Form 10-Q
period 2021-03-31
Rackspace Technology, Inc.
filed 2021-05-10
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021.
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

On May 5, 2021, 207,708,291 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (this "Quarterly Report") contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

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

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

“Rackspace,” “Rackspace Technology,” “Fanatical Experience,” and “Rackspace Fabric” are registered or unregistered trademarks of Rackspace US, Inc. in the United States and/or other countries. OpenStack® is a registered trademark of OpenStack, LLC and OpenStack Foundation in the United States. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. Other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2020	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$104.7	$198.4
Accounts receivable, net of allowance for doubtful accounts and accrued customer credits of $28.3 and $24.0, respectively	483.0	488.8
Prepaid expenses	123.8	94.2
Other current assets	47.0	65.5
Total current assets	758.5	846.9

Property, equipment and software, net	884.6	870.7
Goodwill, net	2,761.1	2,763.5
Intangible assets, net	1,646.3	1,600.4
Operating right-of-use assets	171.1	164.9
Other non-current assets	156.2	171.5
Total assets	$6,377.8	$6,417.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$285.4	$323.1
Accrued compensation and benefits	110.6	75.8
Deferred revenue	76.7	89.0
Debt	43.4	27.0
Accrued interest	26.5	28.2
Operating lease liabilities	62.2	62.3
Finance lease liabilities	40.7	47.6
Financing obligations	48.8	47.3
Other current liabilities	47.9	57.5
Total current liabilities	742.2	757.8

Non-current liabilities:
Debt	3,319.3	3,368.7
Operating lease liabilities	118.2	111.6
Finance lease liabilities	358.1	357.5
Financing obligations	74.1	64.2
Deferred income taxes	236.7	231.5
Other non-current liabilities	145.5	151.4
Total liabilities	4,994.1	5,042.7

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 201.8 and 207.0 shares issued and outstanding, respectively	2.0	2.1
Additional paid-in capital	2,363.6	2,402.6
Accumulated other comprehensive loss	(18.6)	(2.2)
Accumulated deficit	(963.3)	(1,027.3)
Total stockholders' equity	1,383.7	1,375.2
Total liabilities and stockholders' equity	$6,377.8	$6,417.9

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2020	2021
Revenue	$652.7	$725.9
Cost of revenue	(403.4)	(490.6)
Gross profit	249.3	235.3
Selling, general and administrative expenses	(227.8)	(231.0)
Gain on sale of land	—	19.9
Income from operations	21.5	24.2
Other income (expense):
Interest expense	(72.0)	(52.6)
Loss on investments, net	(0.1)	(3.7)
Debt modification and extinguishment costs	—	(37.0)
Other expense, net	(0.6)	(1.8)
Total other income (expense)	(72.7)	(95.1)
Loss before income taxes	(51.2)	(70.9)
Benefit for income taxes	3.0	6.9
Net loss	$(48.2)	$(64.0)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(20.4)	$3.0
Unrealized gain (loss) on derivative contracts	(40.7)	9.4
Amount reclassified from accumulated other comprehensive income (loss) to earnings	(0.4)	4.0
Other comprehensive income (loss)	(61.5)	16.4
Comprehensive loss	$(109.7)	$(47.6)

Net loss per share:
Basic and diluted	$(0.29)	$(0.31)
Weighted average number of shares outstanding:
Basic and diluted	165.4	204.6

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2021
Cash Flows From Operating Activities
Net loss	$(48.2)	$(64.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	121.3	108.5
Amortization of operating right-of-use assets	17.1	15.9
Deferred income taxes	(5.8)	(11.1)
Share-based compensation expense	7.5	17.2
Gain on sale of land	—	(19.9)
Debt modification and extinguishment costs	—	37.0
Unrealized loss on derivative contracts	0.7	5.2
Loss on investments, net	0.1	3.7
Provision for bad debts and accrued customer credits	2.6	(2.7)
Amortization of debt issuance costs and debt discount	4.6	2.7
Other operating activities	(0.8)	(0.4)
Changes in operating assets and liabilities:
Accounts receivable	(34.1)	(2.6)
Prepaid expenses and other current assets	(1.7)	24.7
Accounts payable, accrued expenses, and other current liabilities	(32.3)	(7.8)
Deferred revenue	3.0	11.5
Operating lease liabilities	(15.3)	(16.1)
Other non-current assets and liabilities	6.1	1.4
Net cash provided by operating activities	24.8	103.2
Cash Flows From Investing Activities
Purchases of property, equipment and software	(34.4)	(36.9)
Proceeds from sale of land	—	31.3
Other investing activities	2.0	1.3
Net cash used in investing activities	(32.4)	(4.3)
Cash Flows From Financing Activities
Proceeds from employee stock plans	—	21.7
Proceeds from borrowings under long-term debt arrangements	295.0	2,838.5
Payments on long-term debt	(252.2)	(2,810.6)
Payments for debt issuance costs	(0.7)	(32.3)
Principal payments of finance lease liabilities	(2.4)	(10.5)
Proceeds from financing obligations	20.9	—
Principal payments of financing obligations	(10.0)	(11.3)
Net cash provided by (used in) financing activities	50.6	(4.5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1.6)	(0.7)
Increase in cash, cash equivalents, and restricted cash	41.4	93.7
Cash, cash equivalents, and restricted cash at beginning of period	87.1	108.1
Cash, cash equivalents, and restricted cash at end of period	$128.5	$201.8

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$39.3	$45.1
Cash payments for income taxes, net of refunds	$6.8	$3.9

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$0.4	$13.9
Acquisition of property, equipment and software by financing obligations	18.0	—
Increase in property, equipment and software accrued in liabilities	22.6	8.1
Non-cash purchases of property, equipment and software	$41.0	$22.0

Debt issuance costs included in accrued liabilities	$—	$2.1
Other non-cash investing and financing activities	$0.1	$0.2

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
(In millions)	2020	2021
Cash and cash equivalents	$125.2	$198.4
Restricted cash included in other non-current assets	3.3	3.4
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$128.5	$201.8

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	165.4	$1.6	$1,602.7	$12.0	$(717.5)	$898.8
Share-based compensation expense	—	—	7.5	—	—	7.5
Net loss	—	—	—	—	(48.2)	(48.2)
Other comprehensive loss	—	—	—	(61.5)	—	(61.5)
Balance at March 31, 2020	165.4	$1.6	$1,610.2	$(49.5)	$(765.7)	$796.6

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	201.8	$2.0	$2,363.6	$(18.6)	$(963.3)	$1,383.7
Issuance of common stock	2.7	—	—	—	—	—
Exercise of stock options and release of stock awards	2.5	0.1	21.8	—	—	21.9
Share-based compensation expense	—	—	17.2	—	—	17.2
Net loss	—	—	—	—	(64.0)	(64.0)
Other comprehensive income	—	—	—	16.4	—	16.4
Balance at March 31, 2021	207.0	$2.1	$2,402.6	$(2.2)	$(1,027.3)	$1,375.2

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
 NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Rackspace Technology, Inc. ("Rackspace Technology") is a Delaware corporation controlled by investment funds affiliated with Apollo Global Management, Inc. and its subsidiaries (“Apollo”). Rackspace Technology was formed on July 21, 2016 but had no assets, liabilities or operating results until November 3, 2016 (the “Closing Date”) when Rackspace Hosting, Inc. (now named Rackspace Technology Global, Inc., or “Rackspace Technology Global”), a global provider of modern information technology-as-a-service, was acquired by Inception Parent, Inc., a wholly-owned entity indirectly owned by Rackspace Technology (the “Rackspace Acquisition”).

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

Unaudited Interim Financial Information

The unaudited consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2020 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the SEC disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report on Form 10-K"). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2021, and our results of operations, cash flows and stockholders' equity for the three months ended March 31, 2020 and 2021.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2021, or for any other interim period, or for any other future year.

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

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The effects of COVID-19 continue to evolve, and the full impact and duration of the virus are unknown. Currently, COVID-19 has not had a significant impact on our operations or financial performance; however, the ultimate extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and severity of the outbreak, the pace of economic recovery, the possible resurgence in the spread of the virus, advances in testing, treatment, and prevention, including the efficacy and availability of vaccines, its impact on our customers, vendors and employees, and its impact on our sales cycles as well as industry events, all of which are uncertain and cannot be predicted. We continue to face a greater degree of uncertainty in making estimates and assumptions needed to prepare our consolidated financial statements and footnotes as a result of COVID-19.

Significant Accounting Policies and Estimates

Our Annual Report on Form 10-K includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three months ended March 31, 2021.

Change in Accounting Estimate

In March 2021, we completed an assessment of the useful lives of certain assets within the Computers and equipment asset class. The timing of this review was based on a combination of factors accumulating over time that provided the company with updated information to make a better estimate on the economic lives of certain property and equipment. These factors included changes in customer purchasing patterns, technological advancements and the availability of extended equipment warranties. The assessment resulted in a revision within our policy ranges for certain useful lives in this asset class. This change in accounting estimate was effective in the first quarter of 2021. The effect of this change was a reduction in depreciation expense of $6.6 million for the three months ended March 31, 2021.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. Specifically, the current portion of "Finance lease liabilities" is now presented separately from "Other current liabilities" in the Consolidated Balance Sheets.

Recently Adopted Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted this guidance on January 1, 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements.

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Consolidated Balance Sheets Account	December 31, 2020	March 31, 2021
Accounts receivable, net	Accounts receivable, net (1)	$483.0	$488.8
Current portion of contract assets	Other current assets	12.2	13.6
Non-current portion of contract assets	Other non-current assets	13.9	12.1
Current portion of deferred revenue	Deferred revenue	76.7	89.0
Non-current portion of deferred revenue	Other non-current liabilities	14.2	13.4

(1)    Allowance for doubtful accounts and accrued customer credits was $28.3 million and $24.0 million as of December 31, 2020 and March 31, 2021, respectively.

Amounts recognized in revenue for the three months ended March 31, 2020 and March 31, 2021, which were included in deferred revenue as of the beginning of each period, totaled $35.2 million and $34.6 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2020 and March 31, 2021, the balances of capitalized costs to obtain a contract were $59.3 million and $57.8 million, respectively, and the balances of capitalized costs to fulfill a contract were $25.0 million and $25.2 million, respectively. These capitalized costs are included in “Other non-current assets” on the Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended March 31,
(In millions)	2020	2021
Amortization of capitalized sales commissions	$10.9	$10.8
Amortization of capitalized implementation costs	4.2	4.4

Remaining Performance Obligations

As of March 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was $872.3 million, of which 63% is expected to be recognized as revenue during 2021 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. Our other revenue arrangements are usage-based, and as such, we recognize revenue based on the right to invoice for the services performed.

3. Net Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(In millions, except per share data)	2020	2021
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(48.2)	$(64.0)
Weighted average shares outstanding:
Common stock	165.4	204.6
Number of shares used in per share computations	165.4	204.6
Net loss per share	$(0.29)	$(0.31)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Since we were in a net loss position for both periods presented, basic net loss per share is the same as diluted net loss per share for both periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 25.0 million and 21.7 million potential common shares from the computation of dilutive loss per share for the three months ended March 31, 2020 and 2021, respectively, because the effect would have been anti-dilutive.

4. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2020	March 31, 2021
Computers and equipment	$1,191.8	$1,199.1
Software	472.4	481.7
Furniture and fixtures	22.4	21.5
Buildings and leasehold improvements	513.1	512.9
Land	32.6	21.2
Property, equipment and software, at cost	2,232.3	2,236.4
Less: Accumulated depreciation	(1,366.8)	(1,389.4)
Work in process	19.1	23.7
Property, equipment and software, net	$884.6	$870.7

On January 15, 2021, we completed the sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers. The net book value of the land prior to the sale was $11.4 million and we received cash proceeds of $32.2 million, less brokerage and professional fees of $0.9 million, resulting in net cash proceeds of $31.3 million. Therefore, we recorded a gain on sale of land of $19.9 million to "Gain on sale of land" in the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021.

5. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment:

(In millions)	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total Consolidated
Balance as of December 31, 2020 (1)	$2,386.0	$322.6	$52.5	$2,761.1
Foreign currency translation	2.1	0.2	0.1	2.4
Balance as of March 31, 2021	$2,388.1	$322.8	$52.6	$2,763.5
(1)    Multicloud Services had accumulated impairment charges of $295.0 million as of December 31, 2020.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2020			March 31, 2021
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,986.2	$(624.0)	$1,362.2	$1,987.1	$(665.4)	$1,321.7
Property tax abatement	16.0	(7.4)	8.6	16.0	(7.9)	8.1
Other	47.7	(22.2)	25.5	47.6	(27.0)	20.6
Total definite-lived intangible assets	2,049.9	(653.6)	1,396.3	2,050.7	(700.3)	1,350.4
Trade name (indefinite-lived)	250.0	—	250.0	250.0	—	250.0
Total intangible assets other than goodwill	$2,299.9	$(653.6)	$1,646.3	$2,300.7	$(700.3)	$1,600.4

6. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2020		March 31, 2021
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
Prior Term Loan Facility	November 3, 2023	4.00%	$2,795.6	—%	$—
Term Loan Facility	February 15, 2028	—%	—	3.50%	2,300.0
Revolving Credit Facility	August 7, 2025	—%	—	—%	—
3.50% Senior Secured Notes	February 15, 2028	—%	—	3.50%	550.0
5.375% Senior Notes	December 1, 2028	5.375%	550.0	5.375%	550.0
Receivables Financing Facility	July 19, 2022	2.37%	65.0	2.60%	50.0
Less: unamortized debt issuance costs			(44.2)		(40.3)
Less: unamortized debt discount			(3.7)		(14.0)
Total debt			3,362.7		3,395.7
Less: current portion of debt			(43.4)		(27.0)
Debt, excluding current portion			$3,319.3		$3,368.7
(1)    Interest rates are as of each respective balance sheet date.

Senior Facilities

Our senior secured credit facilities include a first lien term loan facility (the "Term Loan Facility") and a revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Facilities").

On February 9, 2021, we amended and restated the credit agreement governing our Senior Facilities (the "First Lien Credit Agreement"), which included a new seven-year $2,300.0 million senior secured first lien term loan facility due on February 15, 2028 and our existing $375.0 million Revolving Credit Facility. We used the borrowings under the Term Loan Facility, together with the proceeds from the issuance of the 3.50% Senior Secured Notes described below (together, the "February 2021 Refinancing Transaction"), to repay all borrowings under our prior term loan facility (the "Prior Term Loan Facility"), to pay related fees and expenses and for general corporate purposes.

Borrowings under the Senior Facilities bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 0.75% floor, in the case of the Term Loan Facility, and a 1.00% floor, in the case of the Revolving Credit Facility, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Citibank, N.A. and (iii) the one-month adjusted LIBOR plus 1.00%. The applicable margin for the Term Loan Facility is 2.75% for LIBOR loans and 1.75% for base rate loans and the applicable margin for the Revolving Credit Facility is 3.00% for LIBOR loans and 2.00% for base rate loans. Interest is due at the end of each interest period elected, not exceeding 90 days, for LIBOR loans and at the end of every calendar quarter for base rate loans.

In addition to paying interest on the outstanding principal under the Senior Facilities, the Revolving Credit Facility also includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This commitment fee is subject to one step-down based on the net first lien leverage ratio.

As of March 31, 2021, the interest rate on the Term Loan Facility was 3.50%. Beginning June 30, 2021, we will be required to make quarterly principal payments of $5.8 million. See Note 10, "Derivatives" for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

In addition to the quarterly amortization payments discussed above, the Senior Facilities require us to make certain mandatory prepayments, including using (i) a portion of annual excess cash flow, as defined in the First Lien Credit Agreement, to prepay the Term Loan Facility, (ii) net cash proceeds of certain non-ordinary assets sales or dispositions of property to prepay the Term Loan Facility and (iii) net cash proceeds of any issuance or incurrence of debt not permitted under the Senior Facilities to prepay the Term Loan Facility. We may make voluntary prepayments at any time without penalty, except in connection with a repricing event, as defined in the First Lien Credit Agreement.

The fair value of the Term Loan Facility as of March 31, 2021 was $2,277.0 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

Rackspace Technology Global is the borrower under the Senior Facilities, and all obligations under the Senior Facilities are (i) guaranteed by Inception Parent, Inc., Rackspace Technology Global’s immediate parent company, on a limited recourse basis and secured by the equity interests of Rackspace Technology Global held by Inception Parent, Inc. and (ii) guaranteed by Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries and secured by substantially all material owned assets of Rackspace Technology Global and the subsidiary guarantors, including the equity interests held by each, in each case subject to certain exceptions. The only financial covenant is with respect to the Revolving Credit Facility which limits the net first lien leverage ratio to a maximum of 5.00 to 1.00; however, this covenant is only applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25.0 million of undrawn letters of credit and cash collateralized letters of credit) is equal to or greater than 35% of the Revolving Credit Facility commitments at the end of a fiscal quarter. Other covenants include limitations on restricted payments, indebtedness, investments, liens, asset sales and transactions with affiliates. As of March 31, 2021, we were in compliance with all covenants under the Senior Facilities.

The Revolving Credit Facility matures on August 7, 2025. As of March 31, 2021 we had total commitments of $375.0 million and no outstanding borrowings under the Revolving Credit Facility.

3.50% Senior Secured Notes due 2028

On February 9, 2021, Rackspace Technology Global issued $550.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2028 (the “3.50% Senior Secured Notes”). The 3.50% Senior Secured Notes will mature on February 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on each February 15 and August 15, commencing on August 15, 2021. The 3.50% Senior Secured Notes are not subject to registration rights. As noted above, we used the net proceeds from the issuance of the 3.50% Senior Secured Notes, together with borrowings under the Term Loan Facility described above, to repay all borrowings outstanding under the Prior Term Loan Facility, to pay related fees and expenses and for general corporate purposes.

Rackspace Technology Global is the issuer of the 3.50% Senior Secured Notes, and obligations under the 3.50% Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by all of Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries (as subsidiary guarantors) that guarantee the Senior Facilities. The 3.50% Senior Secured Notes and the related guarantees are secured by first-priority security interests in substantially all material owned assets of Rackspace Technology Global and the subsidiary guarantors, including the equity interest held by each, subject to certain exceptions, which assets also secure the Senior Facilities.

We may redeem some or all of the 3.50% Senior Secured Notes at our option prior to February 15, 2024 subject to certain limitations and conditions outlined in the indenture governing the 3.50% Senior Secured Notes (the "3.50% Notes Indenture").

The 3.50% Notes Indenture contains covenants that, among other things, limit our ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the 3.50% Notes Indenture. Additionally, upon the occurrence of a change of control (as defined in the 3.50% Notes Indenture), we will be required to make an offer to repurchase all of the outstanding 3.50% Senior Secured Notes at a price in cash equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date.

As of March 31, 2021, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of March 31, 2021 was $530.0 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

5.375% Senior Notes due 2028

The 5.375% Senior Notes due 2028 (“5.375% Senior Notes”) mature on December 1, 2028 and, as of March 31, 2021, Rackspace Technology Global was in compliance with all covenants under the indenture governing the 5.375% Senior Notes (the "5.375% Notes Indenture").

The fair value of the 5.375% Senior Notes as of March 31, 2021 was $555.5 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

Accounts Receivable Financing Agreement

Under our accounts receivable financing agreement (the "Receivables Financing Facility"), a bankruptcy-remote special purpose vehicle ("SPV") indirectly wholly owned by Rackspace Technology Global granted a security interest in all of its current and future receivables and related assets in exchange for a credit facility permitting borrowings of up to a maximum aggregate amount of $100.0 million from time to time. Rackspace Technology Global is the primary beneficiary of the SPV.

As of March 31, 2021, $50.0 million was borrowed and outstanding under the Receivables Financing Facility and the interest rate was 2.60%. Subsequent to March 31, 2021, the SPV repaid a portion of the Receivables Financing Facility in the amount of $5.0 million to cover a borrowing base deficit. As of March 31, 2021, we were in compliance with all covenants under the facility.

February 2021 Refinancing Transaction

The February 2021 Refinancing Transaction represented an extinguishment and modification of debt. We derecognized $2,795.6 million of the Prior Term Loan Facility and wrote off $9.4 million in unamortized debt issuance costs and debt discount associated with the portion of the Prior Term Loan Facility that was deemed extinguished. We recognized $2,300.0 million borrowed under the Term Loan Facility and $41.0 million of associated debt issuance costs and debt discount, including amounts allocated from the Prior Term Loan Facility, both classified as a direct deduction from the carrying value of non-current debt on our Consolidated Balance Sheets. We recognized $550.0 million aggregate principal amount of the 3.50% Senior Secured Notes due 2028 and $6.8 million of associated debt issuance costs, including amounts allocated from the Prior Term Loan Facility. The February 2021 Refinancing Transaction resulted in expense of $37.0 million recorded within "Debt modification and extinguishment costs" in our Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021. The expense was comprised of the write-off of unamortized debt issuance costs and debt discount associated with the portion of the Prior Term Loan Facility that was deemed extinguished, as well as $27.6 million in third party fees associated with the modification.

7. Commitments and Contingencies

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

8. Share-Based Compensation

During the three months ended March 31, 2021, we granted 3.8 million restricted stock units ("RSUs") under the Rackspace Technology, Inc. 2020 Equity Incentive Plan with a weighted-average grant date fair value of $22.67. The majority of the RSUs were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service.

Share-based compensation expense recognized was as follows:

	Three Months Ended March 31,
(In millions)	2020	2021
Cost of revenue	$1.8	$4.9
Selling, general and administrative expenses	5.7	12.3
Pre-tax share-based compensation expense	7.5	17.2
Less: Income tax benefit	(1.6)	(3.6)
Total share-based compensation expense, net of tax	$5.9	$13.6

As of March 31, 2021, there was $157.0 million of total unrecognized compensation cost related to stock options, RSUs and the ESPP, which will be recognized using the straight-line method over a weighted average period of 2.2 years.

9. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three months ended March 31, 2021, our effective tax rate is lower than the U.S. federal statutory rate of 21% due to the net impact of the geographical distribution of our earnings, the application of the global intangible low-taxed income (“GILTI”) provisions that were implemented with the Tax Cuts and Jobs Act (the “Act”) that was passed on December 22, 2017, as well as executive compensation that is nondeductible under Internal Revenue Code ("IRC") Section 162(m).

10. Derivatives

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

On a quarterly basis, we net settle with the counterparty for the difference between the fixed rate specified in each swap agreement and the variable rate based upon the three-month LIBOR as applied to the notional amount of the swap.

On January 9, 2020, we designated certain of our swaps as cash flow hedges. On the designation date, the cash flow hedges were in a $39.9 million liability position. The cash flow hedges were expected to be highly effective on the designation date and, on a quarterly basis, we performed retrospective and prospective regression assessments to determine whether the cash flow hedges continue to be highly effective. As long as the cash flow hedges are highly effective, changes in fair value are recorded to "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets and reclassified to "Interest expense" in the period when the underlying transaction affects earnings. The income tax effects of cash flow hedges are released from "Accumulated other comprehensive income (loss)" in the period when the underlying transaction affects earnings. Any stranded income tax effects are released from “Accumulated other comprehensive income (loss)” into “Benefit (provision) for income taxes” under the portfolio approach. As of December 31, 2020, all of our cash flow hedges were highly effective.

During the three months ended March 31, 2021, we completed a series of transactions to modify our interest rate swap positions as follows: (i) All the interest rate swaps outstanding as of December 31, 2020, as shown in the table below, with the exception of the agreement that matured on February 3, 2021, were de-designated as cash flow hedges on January 31, 2021, (ii) on February 12, 2021, we entered into a $900.0 million receive-fixed interest rate swap which was designed to offset the terms of the remaining two December 2016 swaps, and (iii) on February 12, 2021, we terminated all December 2018 swaps and entered into a $1.35 billion pay-fixed interest rate swap, effectively blending the liability position of our existing interest rate swap agreements into the new swap and extending the term of our hedged position to February 2026.

The amount remaining in “Accumulated other comprehensive income (loss)" for the de-designated December 2016 and December 2018 swaps at the de-designation date was approximately $51.6 million, and will be amortized as an increase to "Interest expense" over the effective period of the original swap agreements.

The new receive-fixed interest rate swap qualifies as a hybrid instrument in accordance with ASC 815, Derivatives and Hedging, consisting of a loan and an embedded derivative for which the fair value option has been elected. This $900.0 million swap will remain undesignated to economically offset the now undesignated December 2016 swaps. This new swap and the December 2016 swaps mature on February 3, 2022. Cash settlements related to this receive-fixed interest rate swap will offset and are classified as operating activities in the Consolidated Statements of Cash Flows.

The new pay-fixed interest rate swap also qualifies as a hybrid instrument in accordance with ASC 815, Derivatives and Hedging, consisting of a loan and an embedded at-market derivative that was designated as a cash flow hedge. The loan is accounted for at amortized cost over the life of the swap while the embedded at-market derivative is accounted for at fair value. This new $1.35 billion swap is indexed to three-month LIBOR and will be net settled on a quarterly basis with the counterparty for the difference between the fixed rate of 2.3820% and the variable rate based upon three-month LIBOR (subject to a floor of 0.75%) as applied to the notional amount of the swap. In connection with the transactions discussed above, no cash was exchanged between us and the counterparty. The liability of the terminated interest rate swaps as well as the inception value of the receive-fixed interest rate swap was blended into the new pay-fixed interest rate swap. The cash flows related to the portion treated as debt will be classified as financing activities in the Consolidated Statements of Cash Flows while the portion treated as an at-market derivative will be classified as operating activities.

As of March 31, 2021, the cash flow hedge was highly effective.

The key terms of interest rate swaps outstanding are presented below:

Effective Date	Fixed Rate Paid (Received)	December 31, 2020		March 31, 2021
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2016:
February 3, 2017	1.7625%	$150.0	Active	$—	Matured	February 3, 2021
February 3, 2017	1.9040%	450.0	Active	450.0	Active	February 3, 2022
February 3, 2017	1.9040%	450.0	Active	450.0	Active	February 3, 2022

Entered into December 2018:
February 3, 2019	2.7490%	150.0	Active	—	Terminated	November 3, 2023
February 3, 2020	2.7350%	150.0	Active	—	Terminated	November 3, 2023
February 3, 2021	2.7360%	150.0	Active	—	Terminated	November 3, 2023
February 3, 2022	2.7800%	900.0	Active	—	Terminated	November 3, 2023

Entered into February 2021:
February 3, 2021	(1.9040)%	—	N/A	(900.0)	Active	February 3, 2022
February 9, 2021	2.3820%	—	N/A	1,350.0	Active	February 9, 2026
Total		$2,400.0		$1,350.0

Our interest rate swap agreements, excluding the portion treated as debt, are recognized at fair value in the Consolidated Balance Sheets and are valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.

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

During 2020, we entered into a series of foreign currency contracts to manage our exposure to movements in the British pound sterling, Euro, and Mexican peso. These contracts had three-month terms and settlement dates throughout the year. None of these contracts settled during the three months ended March 31, 2020. As of December 31, 2020, there was no notional amount outstanding related to these contracts.

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

Fair Values of Derivatives on the Consolidated Balance Sheets

The fair values of our derivatives and their location on the Consolidated Balance Sheets as of December 31, 2020 and March 31, 2021 were as follows:

		December 31, 2020		March 31, 2021
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Other current assets (1)	$—	$—	$13.1	$—
Interest rate swaps	Other current liabilities	—	—	—	13.0
Foreign currency contracts	Other current liabilities	—	1.7	—	3.0
Total		$—	$1.7	$13.1	$16.0

Derivatives designated as hedging instruments	Location
Interest rate swaps	Other non-current assets	$—	$—	$17.9	$—
Interest rate swaps	Other current liabilities (2)	—	22.6	—	21.5
Interest rate swaps	Other non-current liabilities (3)	—	64.4	—	69.3
Total		$—	$87.0	$17.9	$90.8
(1)    The entire balance as of March 31, 2021 is comprised of the receive-fixed interest rate swap for which the fair value option has been elected.
(2)    The balance as of March 31, 2021 includes $17.3 million related to the financing component of the pay-fixed interest rate swap.
(3)    The entire balance as of March 31, 2021 is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2020			March 31, 2021
(In millions)	Gross Amounts on Balance Sheet	Effect of Counter-Party Netting	Net Amounts	Gross Amounts on Balance Sheet	Effect of Counter-Party Netting	Net Amounts
Assets
Interest rate swaps	$—	$—	$—	$31.0	$(31.0)	$—
Total	$—	$—	$—	$31.0	$(31.0)	$—

Liabilities
Interest rate swaps	$87.0	$—	$87.0	$103.8	$(31.0)	$72.8
Foreign currency contracts	1.7	—	1.7	3.0	—	3.0
Total	$88.7	$—	$88.7	$106.8	$(31.0)	$75.8

Effect of Derivatives on the Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2020 and 2021 was as follows:

		Three Months Ended March 31,
(In millions)		2020	2021
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest expense	$(3.2)	$(4.6)
Foreign currency contracts	Other expense, net	3.3	(1.3)

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest expense	$0.5	$(2.3)

Interest expense was $72.0 million and $52.6 million for the three months ended March 31, 2020 and 2021, respectively. As of March 31, 2021, the amount of cash flow hedge losses included within "Accumulated other comprehensive income (loss)" that is expected to be reclassified as an increase to "Interest expense" over the next 12 months is approximately $24.0 million. See Note 11, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of March 31, 2021, our interest rate swap agreements with an aggregate fair value of $103.8 million were in a net liability position. However, if we were in default, our master netting arrangements with certain of our interest rate swap counterparties contain provisions which could result in net settlement of all outstanding agreements.

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$12.0	$—	$12.0
Foreign currency translation adjustments, net of tax benefit of $1.2	(20.4)	—	(20.4)
Unrealized loss on derivative contracts, net of tax benefit of $14.0	—	(40.7)	(40.7)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $0.1(1)	—	(0.4)	(0.4)
Balance at March 31, 2020	$(8.4)	$(41.1)	$(49.5)
(1)     Includes amortization of off-market swap value of $1.2 million, partially offset by interest expense recognized of $0.7 million for the three months ended March 31, 2020.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$20.8	$(39.4)	$(18.6)
Foreign currency translation adjustments, net of tax expense of $0.1	3.0	—	3.0
Unrealized gain on derivative contracts, net of tax expense of $3.2	—	9.4	9.4
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.4 (1)	—	4.0	4.0
Balance at March 31, 2021	$23.8	$(26.0)	$(2.2)
(1)     Includes interest expense recognized of $2.8 million and amortization of off-market swap value and accumulated loss at hedge de-designation of $2.6 million for the three months ended March 31, 2021.

12. Related Party Transactions

In connection with the Rackspace Acquisition, we entered into a management consulting agreement with affiliates of Apollo and Searchlight Capital Partners L.P (“Searchlight”), (the “Apollo/Searchlight Management Consulting Agreement”) and a transaction fee agreement with an affiliate of Apollo (the “Transaction Fee Agreement”). In addition, on November 15, 2017, we entered into a management consulting agreement with ABRY Partners, LLC and ABRY Partners II, LLC (collectively, “ABRY”) (the “ABRY Management Consulting Agreement”). For the three months ended March 31, 2020, we recorded $3.6 million of management consulting fees within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss.

On July 24, 2020, we executed termination letters with each of the parties to the Apollo/Searchlight Management Consulting Agreement, the Transaction Fee Agreement and the ABRY Management Consulting Agreement, whereby all such agreements terminated effective as of the pricing of our initial public offering on August 4, 2020. Therefore no management consulting or transaction fees were accrued or were payable under any of these agreements for periods subsequent to August 4, 2020.

Affiliates of ABRY are also Term Loan Facility lenders under the First Lien Credit Agreement. As of March 31, 2021, the outstanding principal amount of the Term Loan Facility was $2,300.0 million, of which $48.0 million, or 2.1%, is due to ABRY affiliates.

On February 2, 2021, we issued 2,665,935 shares of common stock to DPH 123, LLC, an ABRY affiliate, for no additional consideration pursuant to the Agreement and Plan of Merger, dated as of September 6, 2017, in connection with our November 15, 2017 acquisition of Datapipe Parent, Inc.

Apollo Global Securities, LLC ("Apollo Global Securities"), an affiliate of Apollo, received approximately $0.6 million in connection with their role as an initial purchaser of the 3.50% Senior Secured Notes issued on February 9, 2021.

Apollo Global Securities also received $2.3 million in arranger fees in connection with the entry into the Term Loan Facility on February 9, 2021.

13. Segment Reporting

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

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of segment non-GAAP gross profit to total consolidated gross profit for the three months ended March 31, 2020 and 2021.

	Three Months Ended March 31,
(In millions)	2020	2021
Revenue by segment:
Multicloud Services	$507.9	$579.6
Apps & Cross Platform	81.5	97.3
OpenStack Public Cloud	63.3	49.0
Total consolidated revenue	$652.7	$725.9

Non-GAAP gross profit by segment:
Multicloud Services	$196.8	$196.4
Apps & Cross Platform	30.1	34.9
OpenStack Public Cloud	29.3	18.6
Less:
Share-based compensation expense	(1.8)	(4.9)
Other compensation expense (1)	(1.9)	(1.3)
Purchase accounting impact on expense (2)	(1.9)	(1.2)
Restructuring and transformation expenses (3)	(1.3)	(7.2)
Total consolidated gross profit	$249.3	$235.3

(1)    Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(2)    Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(3)    Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report") and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K. References to “Rackspace Technology,” “we,” “our company,” “the company,” “us,” or “our” refer to Rackspace Technology, Inc. and its consolidated subsidiaries.

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

We operate our business and report our results through three reportable segments: (1) Multicloud Services, (2) Apps & Cross Platform and (3) OpenStack Public Cloud. Our Multicloud Services segment includes our multicloud services offerings, as well as professional services related to designing and building multicloud solutions and cloud-native applications. Our Apps & Cross Platform segment includes managed applications, managed security and data services, as well as professional services related to designing and implementing application, security and data services. In early 2017, we determined that our OpenStack Public Cloud offering was not core to our go-forward operations and we ceased to incentivize our sales team to promote and sell the product by the end of that year. We continue to serve our existing OpenStack Public Cloud customer base while we focus our growth strategy and investments on our Multicloud Services and Apps & Cross Platform offerings. See Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting" for additional information about our segments. We refer to certain supplementary “Core” financial measures, which reflect the results or otherwise pertain to the performance of our Multicloud Services and Apps & Cross Platform segments, in the aggregate. Our Core financial measures exclude the results and performance of our OpenStack Public Cloud segment.

On August 7, 2020, we completed our initial public offering (the “IPO”), in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share.

Impact of COVID-19

The outbreak of a novel strain of coronavirus, referred to as COVID-19, has spread globally, including within the United States, and resulted in the World Health Organization declaring the outbreak a "pandemic" in March 2020. The effects of COVID-19 continue to evolve, and the full impact and duration of the virus are unknown. Managing COVID-19 has severely impacted healthcare systems and businesses worldwide. The effects of COVID-19 and the response to the virus have negatively impacted overall economic conditions. To date, COVID-19 has not adversely affected our results of operations or financial condition in any material respect; however, the ultimate extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and severity of the outbreak, the pace of economic recovery, the possible resurgence in the spread of the virus, advances in testing, treatment, and prevention, including the efficacy and availability of vaccines, its impact on our customers, vendors and employees and its impact on our sales cycles as well as industry events, all of which are uncertain and cannot be predicted. If the pandemic worsens or the global economic recovery slows, we could experience service disruption, loss of customers or higher levels of doubtful trade accounts receivable, which could have an adverse effect on our results of operations and cash flows. We continue to focus on the health and safety of our employees, customers and partners and, among other things, have implemented a work-from-home policy and are limiting contact between our employees and customers while continuing to deliver a Fanatical Experience. To date, the impact on our business has been limited as most of our services are already delivered remotely or capable of being delivered remotely and we have a diverse customer base. In addition, our mitigation efforts, including offering our customers contract extensions in exchange for better payment terms and obtaining improved payment terms from our vendors, have generally been successful since the start of the pandemic. The full extent to which COVID-19 may impact our financial condition or results of operations over the medium to long term, however, remains uncertain. Due to our recurring revenue business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders, including developing a plan to return our workforce back to the office when it is safe to do so.

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

Differentiating Our Service Offerings in a Competitive Market Environment

Our success depends to a significant extent on our ability to differentiate, expand and upgrade our service offerings in line with developing customer needs, while deepening our relationships with leading public cloud service providers and establishing new relationships, including with sales partners. We are a certified premier consulting and managed services partner to some of the largest cloud computing platforms, including AWS, Azure, Google Cloud, Oracle, SAP and VMWare. We believe we are unique in our ability to serve customers across major technology stacks and deployment options, all while delivering a Fanatical Experience. Our existing and prospective customers are also under increasing pressure to move from on-premise or self-managed IT to the cloud to compete effectively in a digital economy and maximize the value of their cloud investments, which we believe presents an opportunity for professional services projects as well as new recurring business. Annualized Recurring Revenue (“ARR”), which we believe is an important indicator of our market differentiation and future revenue opportunity from recurring customer contracts, was $2,482.1 million and $2,742.6 million for the three months ended March 31, 2020 and 2021, respectively. See “Key Operating Metrics.”

Customer Relationships and Retention

Our success greatly depends on our ability to retain and develop opportunities with our existing customers and to attract new customers. We operate in a growing but competitive and evolving market environment, requiring innovation to differentiate us from our competitors. We believe that our integrated cloud service portfolio and our differentiated customer experience and technology are keys to retaining and growing revenue from existing customers as well as acquiring new customers. For example, we believe that the Rackspace Fabric provides customers a unified experience across their entire cloud and security footprint, and that our recently announced Rackspace Elastic Engineering model helps customers embrace a cloud native approach with on-demand access to a dedicated team of highly skilled cloud architects and engineers. These offerings differentiate us from legacy IT service providers that operate under long-term fixed and project-based fee structures often tethered to their existing technologies with less automation.

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

Our capital expenditures equaled 12% and 8% of our revenue for the three months ended March 31, 2020 and 2021, respectively. While there is some variability in capital expenditures from quarter to quarter due to timing of purchases, we expect to maintain or lower current capex intensity levels over the longer term.

Key Operating Metrics

The following table and discussion present and summarize our key operating performance indicators, which management uses as measures of our current and future business and financial performance:

	Three Months Ended March 31,
(In millions, except %)	2020	2021
Bookings	$230.5	$243.5
Annualized Recurring Revenue (ARR)	$2,482.1	$2,742.6

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

Our Bookings increased $13.0 million to $243.5 million for the three months ended March 31, 2021 from $230.5 million for the three months ended March 31, 2020. The increase in Bookings was attributable to the execution of several initiatives focused on enhancing growth, including an investment in sales, an improvement in sales productivity, an increase in the number of enterprise customers and an increase in the number of new deals with large contract values.

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

Our ARR was $2,482.1 million and $2,742.6 million for the three months ended March 31, 2020 and 2021, respectively.

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

Cost of revenue

Cost of revenue consists primarily of usage charges for third-party infrastructure and personnel costs (including salaries, bonuses, benefits and share-based compensation) for engineers, developers and other employees involved in the delivery of services to our customers. Cost of revenue also includes depreciation of servers, software and other systems infrastructure, data center rent and other infrastructure maintenance and support costs, including software license costs and utilities. Cost of revenue is driven mainly by demand for our services, our service mix and the cost of labor in a given geography.

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

Additionally, SG&A has historically included management fees. The management consulting agreements were terminated on August 4, 2020, and therefore no management fees will accrue or be payable for periods subsequent to that date, thereby reducing our SG&A expenses; however, we also expect certain of our other recurring SG&A costs to increase on account of the expansion of accounting, legal, investor relations and other functions, incremental insurance coverage and other services needed to operate as a public company.

Income taxes

Our income tax benefit (provision) and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid. To date, we have recorded consolidated tax benefits, reflecting our net losses, though certain of our non-U.S. subsidiaries have incurred corporate tax expense according to the relevant taxing jurisdictions. We are under certain domestic and foreign tax audits. Due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We believe we have made adequate provision for all uncertain tax positions. See Item 1 of Part I, Financial Statements - Note 9, "Taxes."

Results of Operations

We discuss our historical results of operations, and the key components of those results, below. Past financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2021

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended March 31,				Year-Over-Year Comparison
	2020		2021
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$652.7	100.0%	$725.9	100.0%	$73.2	11.2%
Cost of revenue	(403.4)	(61.8)%	(490.6)	(67.6)%	(87.2)	21.6%
Gross profit	249.3	38.2%	235.3	32.4%	(14.0)	(5.6)%
Selling, general and administrative expenses	(227.8)	(34.9)%	(231.0)	(31.8)%	(3.2)	1.4%
Gain on sale of land	—	—%	19.9	2.7%	19.9	100.0%
Income from operations	21.5	3.3%	24.2	3.3%	2.7	12.6%
Other income (expense):
Interest expense	(72.0)	(11.0)%	(52.6)	(7.2)%	19.4	(26.9)%
Loss on investments, net	(0.1)	(0.0)%	(3.7)	(0.5)%	(3.6)	NM
Debt modification and extinguishment costs	—	—%	(37.0)	(5.1)%	(37.0)	100.0%
Other expense, net	(0.6)	(0.1)%	(1.8)	(0.3)%	(1.2)	200.0%
Total other income (expense)	(72.7)	(11.1)%	(95.1)	(13.1)%	(22.4)	30.8%
Loss before income taxes	(51.2)	(7.8)%	(70.9)	(9.8)%	(19.7)	38.5%
Benefit for income taxes	3.0	0.5%	6.9	0.9%	3.9	130.0%
Net loss	$(48.2)	(7.4)%	$(64.0)	(8.8)%	$(15.8)	32.8%
NM = not meaningful.

Revenue

Revenue increased $73 million, or 11.2%, to $726 million in the three months ended March 31, 2021 from $653 million in the three months ended March 31, 2020. Revenue was positively impacted by new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue increased 10.0% year-over-year. The following table presents revenue growth by segment:

	Three Months Ended March 31,		% Change
(In millions, except %)	2020	2021	Actual	Constant Currency (1)
Multicloud Services	$507.9	$579.6	14.1%	12.8%
Apps & Cross Platform	81.5	97.3	19.4%	18.8%
Core Revenue	589.4	676.9	14.8%	13.6%
OpenStack Public Cloud	63.3	49.0	(22.6)%	(23.6)%
Total	$652.7	$725.9	11.2%	10.0%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in the three months ended March 31, 2021 increased 14%, on an actual basis, and 13% on a constant currency basis, from the three months ended March 31, 2020. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers.

Apps & Cross Platform revenue in the three months ended March 31, 2021 increased 19%, on an actual and constant currency basis, from the three months ended March 31, 2020, due to growth in our offerings for managed security and management of productivity and collaboration applications, partially offset by a decrease in professional services revenue.

OpenStack Public Cloud revenue in the three months ended March 31, 2021 decreased 23%, on an actual basis, and 24% on a constant currency basis, from the three months ended March 31, 2020 due to customer churn.

Cost of Revenue

Cost of revenue increased $87 million, or 22%, to $491 million in the three months ended March 31, 2021 from $403 million in the three months ended March 31, 2020, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings and the impact of an increased volume of larger, multi-year customer contracts which typically have a larger infrastructure component and lower margins. Personnel costs also increased due to higher severance expense related to business optimization initiatives to shift roles to lower-cost locations and an increase in share-based compensation expense, partially offset by a reduction in non-equity incentive bonus expense. The increase in third-party infrastructure and personnel costs was partially offset by a decrease in depreciation expense primarily related to certain property, equipment and software reaching the end of its useful life for depreciation purposes as we shift towards faster-growing, value-added service offerings which have significantly lower capital requirements than our legacy capital-intensive revenue streams. Additionally, in March 2021, we completed an assessment of the useful lives of certain customer gear equipment which resulted in a revision of certain useful lives within our policy ranges, further contributing to the reduction in depreciation expense. We also had year-over-year expense reductions in data center and license expenses as a result of initiatives to lower our cost structure, which included the consolidation of data center facilities and optimizing our vendor license spending.

As a percentage of revenue, cost of revenue increased 580 basis points in the three months ended March 31, 2021 to 67.6% from 61.8% in the three months ended March 31, 2020, driven by a 1,340 basis point increase in usage charges for third-party infrastructure, partially offset by a decrease related to depreciation, data center, and license expense.

Gross Profit and Non-GAAP Gross Profit

Our consolidated gross profit was $235 million in the three months ended March 31, 2021, a decrease of $14 million from $249 million in the three months ended March 31, 2020. Our Non-GAAP Gross Profit was $250 million in the three months ended March 31, 2021, a decrease of $6 million from $256 million in the three months ended March 31, 2020. Non-GAAP Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 32.4% in the three months ended March 31, 2021, a decrease of 580 basis points from 38.2% in the three months ended March 31, 2020.

The table below presents our segment non-GAAP gross profit and gross margin for the periods indicated, and the change in gross profit between periods:

	Three Months Ended March 31,				Year-Over-Year Comparison
(In millions, except %)	2020		2021
Non-GAAP gross profit by segment:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$196.8	38.7%	$196.4	33.9%	$(0.4)	(0.2)%
Apps & Cross Platform	30.1	36.9%	34.9	35.9%	4.8	15.9%
OpenStack Public Cloud	29.3	46.3%	18.6	38.0%	(10.7)	(36.5)%
Non-GAAP Gross Profit	256.2		249.9		(6.3)	(2.5)%
Less:
Share-based compensation expense	(1.8)		(4.9)
Other compensation expense (1)	(1.9)		(1.3)
Purchase accounting impact on expense (2)	(1.9)		(1.2)
Restructuring and transformation expenses (3)	(1.3)		(7.2)
Total consolidated gross profit	$249.3		$235.3

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(3)	Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses.

Multicloud Services non-GAAP gross profit was relatively flat year-over-year. Segment non-GAAP gross profit as a percentage of segment revenue decreased by 480 basis points, reflecting a 23% increase in segment cost of revenue and a 14% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs, partially offset by lower depreciation and data center costs.

Apps & Cross Platform non-GAAP gross profit increased 16% in the three months ended March 31, 2021 from the three months ended March 31, 2020. Segment non-GAAP gross profit as a percentage of segment revenue decreased by 100 basis points, reflecting a 21% increase in segment cost of revenue and a 19% increase in segment revenue. The increase in cost of revenue was driven by the segment’s higher business volume as well as higher third-party infrastructure costs.

OpenStack Public Cloud non-GAAP gross profit decreased 37% in the three months ended March 31, 2021 from the three months ended March 31, 2020 due to customer churn. Segment non-GAAP gross profit as a percentage of segment revenue decreased by 830 basis points, reflecting a 23% decrease in segment revenue, partially offset by an 11% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from segment non-GAAP gross profit was $14.6 million in the three months ended March 31, 2021, an increase of $7.7 million from $6.9 million in the three months ended March 31, 2020, reflecting higher restructuring and transformation expenses and share-based compensation, partially offset by lower purchase accounting adjustments and other compensation expense. For more information about our segment non-GAAP gross profit, see Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3 million, or 1%, to $231 million in the three months ended March 31, 2021 from $228 million in the three months ended March 31, 2020, primarily due to costs related to our business transformation initiatives. This increase was partially offset by a reduction in management consulting fees as the agreements were terminated in connection with the IPO and lower travel costs due to COVID-19 travel restrictions. Personnel costs were relatively flat as an increase in share-based compensation and severance expense was offset by a reduction in non-equity incentive bonus expense.

As a percentage of revenue, selling, general and administrative expenses decreased 310 basis points, to 31.8% in the three months ended March 31, 2021 from 34.9% in the three months ended March 31, 2020, for the reasons discussed above, including a 150 basis points reduction in personnel costs, and further impacted by our revenue growth while other SG&A expenses decreased.

Gain on Sale of Land

In January 2021, we recorded a $20 million gain related to the sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers, as further discussed in Item 1 of Part I, Financial Statements - Note 4, "Property, Equipment and Software, net."

Interest Expense

Interest expense decreased $19 million to $53 million in the three months ended March 31, 2021 from $72 million in the three months ended March 31, 2020, driven by a reduction in total debt outstanding and lower interest rates as a result of significant debt refinancing transactions between periods.

Debt Modification and Extinguishment Costs

We recorded $37 million of debt modification and extinguishment costs in the three months ended March 31, 2021 related to the February 2021 Refinancing Transaction, as further discussed in Item 1 of Part I, Financial Statements - Note 6, "Debt."

Benefit for Income Taxes

Our income tax benefit increased by $4 million to $7 million in the three months ended March 31, 2021 from $3 million in the three months ended March 31, 2020. Our effective tax rate increased from 5.9% in the three months ended March 31, 2020 to 9.7% in the three months ended March 31, 2021. The increase in the effective tax rate year-over-year is primarily due to the geographic distribution of profits and excess tax benefits from stock-based compensation awards. The difference between the effective tax rate for the three months ended March 31, 2021 and the statutory rate is primarily due to the geographic distribution of profits, application of GILTI provisions that were implemented with the Act that was passed on December 22, 2017, as well as executive compensation that is nondeductible under IRC Section 162(m).

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

The following table presents, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2021			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$507.9	$579.6	$(6.7)	$572.9	14.1%	12.8%
Apps & Cross Platform	81.5	97.3	(0.5)	96.8	19.4%	18.8%
OpenStack Public Cloud	63.3	49.0	(0.6)	48.4	(22.6)%	(23.6)%
Total	$652.7	$725.9	$(7.8)	$718.1	11.2%	10.0%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

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

The Rackspace Acquisition was structured as a leveraged buyout of Rackspace Technology Global, our Predecessor, and resulted in several accounting and capital structure impacts. For example, the revaluation of our assets and liabilities resulted in a significant increase in our amortizable intangible assets and goodwill, the incurrence of a significant amount of debt to partially finance the Rackspace Acquisition resulted in interest payments that reflect our high leverage and cost of debt capital, and the conversion of Rackspace Technology Global’s unvested equity compensation into a cash-settled bonus plan and obligation to pay management fees to our equityholders resulted in new cash commitments. In addition, the change in ownership and management resulting from the Rackspace Acquisition led to a strategic realignment in our operations that had a significant impact on our financial results. Following the Rackspace Acquisition, we acquired several businesses, sold businesses and investments that we deemed to be non-core and launched multiple integration and business transformation initiatives intended to improve the efficiency of people and operations and identify recurring cost savings and new revenue growth opportunities. We believe that these transactions and activities resulted in costs, which have historically been substantial, and that may not be indicative of, or are not related to, our core operating results, including interest related to the incurrence of additional debt to finance acquisitions and third party legal, advisory and consulting fees and severance, retention bonus and other internal costs that we believe would not have been incurred in the absence of these transactions and activities and also may not be indicative of, or related to, our core operating results.

We define Non-GAAP Net Income (Loss) as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, management fees, the amortization of acquired intangible assets and certain other non-operating, non-recurring or non-core gains and losses, as well as the tax effects of these non-GAAP adjustments.

We define Non-GAAP Operating Profit as net income (loss), plus interest expense and income taxes, further adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, management fees, the amortization of acquired intangible assets and certain other non-operating, non-recurring or non-core gains and losses.

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

The following table presents a reconciliation of Non-GAAP Net Income (Loss), Non-GAAP Operating Profit and Adjusted EBITDA to our net loss for the periods indicated:

	Three Months Ended March 31,
(In millions)	2020	2021
Net loss	$(48.2)	$(64.0)
Share-based compensation expense	7.5	17.2
Special bonuses and other compensation expense (a)	8.3	4.0
Transaction-related adjustments, net (b)	8.4	8.4
Restructuring and transformation expenses (c)	15.0	38.6
Management fees (d)	3.6	—
Gain on sale of land	—	(19.9)
Net loss on divestiture and investments (e)	0.1	3.7
Debt modification and extinguishment costs (f)	—	37.0
Other expense, net (g)	0.6	1.8
Amortization of intangible assets (h)	44.2	46.4
Tax effect of non-GAAP adjustments (i)	(12.5)	(24.1)
Non-GAAP Net Income	27.0	49.1
Interest expense	72.0	52.6
Benefit for income taxes	(3.0)	(6.9)
Tax effect of non-GAAP adjustments (i)	12.5	24.1
Non-GAAP Operating Profit	108.5	118.9
Depreciation (j)	77.1	61.3
Adjusted EBITDA	$185.6	$180.2

(a)
Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.

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

(e)	Includes gains and losses on investment and from dispositions.
(f)	Includes expenses related to the February 2021 Refinancing Transaction.
(g)	Reflects mainly changes in the fair value of foreign currency derivatives.
(h)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(i)
We utilize an estimated structural long-term non-GAAP tax rate in order to provide consistency across reporting periods, removing the effect of non-recurring tax adjustments, which include but are not limited to tax rate changes, U.S. tax reform, share-based compensation, audit conclusions and changes to valuation allowances. When computing this long-term rate for the 2020 and 2021 interim periods, we based it on an average of the 2019 and estimated 2020 tax rates and 2020 and estimated 2021 tax rates, respectively, recomputed to remove the tax effect of non-GAAP pre-tax adjustments and non-recurring tax adjustments, resulting in a structural non-GAAP tax rate of 26% for both periods. The non-GAAP tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate our long-term non-GAAP tax rate as appropriate. We believe that making these adjustments facilitates a better evaluation of our current operating performance and comparisons to prior periods.

(j)	Excludes accelerated depreciation expense related to facility closures.

Non-GAAP Earnings Per Share (EPS)

We define Non-GAAP EPS as Non-GAAP Net Income divided by our GAAP weighted average number of shares outstanding for the period on a diluted basis and further adjusted for the weighted average number of shares associated with securities which are anti-dilutive to GAAP earnings per share but dilutive to Non-GAAP EPS. Management uses Non-GAAP EPS to evaluate the performance of our business on a comparable basis from period to period, including by adjusting for the impact of the issuance of shares that would be dilutive to Non-GAAP EPS. The following table reconciles Non-GAAP EPS to our GAAP net loss per share on a diluted basis:

	Three Months Ended March 31,
(In millions, except per share amounts)	2020	2021
Net loss attributable to common stockholders	$(48.2)	$(64.0)
Non-GAAP Net Income	$27.0	$49.1

Weighted average number of shares - Diluted	165.4	204.6
Effect of dilutive securities (a)	0.9	6.5
Non-GAAP weighted average number of shares - Diluted	166.3	211.1

Net loss per share - Diluted	$(0.29)	$(0.31)
Per share impacts of adjustments to net loss (b)	0.45	0.55
Per share impacts of shares dilutive after adjustments to net loss (a)	(0.00)	(0.01)
Non-GAAP EPS	$0.16	$0.23

(a)
Reflects impact of awards that would have been anti-dilutive to Net loss per share, and therefore not included in the calculation, but would be dilutive to Non-GAAP EPS and are therefore included in the share count for purposes of this non-GAAP measure. Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Certain of our potential common share equivalents are contingent on Apollo achieving pre-established performance targets based on a multiple of their invested capital ("MOIC"), which are included in the denominator for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

(b)	Reflects the aggregate adjustments made to reconcile Non-GAAP Net Income to our net loss, as noted in the above table, divided by the GAAP diluted number of shares outstanding for the relevant period.

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the Revolving Credit Facility or Receivables Financing Facility. As of March 31, 2021, the Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn as of March 31, 2021. As of March 31, 2021, $50 million was borrowed and outstanding under the Receivables Financing Facility. Of this balance, approximately $4 million was classified as current debt due to a borrowing base deficit under the facility subsequent to March 31, 2021. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility, the Receivables Financing Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Facilities, the 5.375% Senior Notes, and the 3.50% Senior Secured Notes (see discussion below), on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

From time to time, depending upon market and other conditions, as well as upon our cash balances and liquidity, we, our subsidiaries or our affiliates may acquire (and have acquired) our outstanding debt securities or our other indebtedness through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we, our subsidiaries or our affiliates may determine (or as may be provided for in the indenture governing the 5.375% Senior Notes (the "5.375% Notes Indenture") or the indenture governing the 3.50% Senior Secured Notes (the "3.50% Notes Indenture" and, together with the 5.375% Notes Indenture, the "Indentures"), if applicable), for cash or other consideration.

At March 31, 2021, we held $198 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $112 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $112 million outstanding with respect to these arrangements as of March 31, 2021. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $579 million outstanding with respect to operating and finance lease agreements as of March 31, 2021. We may choose to utilize such leasing arrangements in future periods.

As of March 31, 2021, we had $3,400 million aggregate principal amount outstanding under our Term Loan Facility, 5.375% Senior Notes, and 3.50% Senior Secured Notes, with $375 million of borrowing capacity available under the Revolving Credit Facility. Additionally, at March 31, 2021, we had $50 million principal outstanding under the Receivables Financing Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

On February 2, 2021, we issued 2,665,935 shares of common stock to DPH 123, LLC, an ABRY affiliate, for no additional consideration pursuant to the Agreement and Plan of Merger, dated as of September 6, 2017, (the "Datapipe Merger Agreement") in connection with our November 15, 2017 acquisition of Datapipe Parent, Inc. We will be required to issue additional shares of our common stock to DPH 123, LLC based on the MOIC exceeding certain thresholds as defined in the Datapipe Merger Agreement. If the MOIC exceeds 3.0x, which is indicated by a volume weighted average trading price ("VWAP") of our common stock over 30 consecutive trading days of more than $25.00, we will be required to issue an additional 2,665,935 shares. As of May 7, 2021, the VWAP for the most recent 30 consecutive trading days was $24.84.

Debt

Senior Facilities

On February 9, 2021, we amended and restated the credit agreement (the "First Lien Credit Agreement") governing our senior secured credit facilities, which included a new seven-year $2,300 million senior secured first lien term loan facility (the "Term Loan Facility") and the Revolving Credit Facility (together, the "Senior Facilities"). We used the borrowings under the Term Loan Facility, together with the proceeds from the issuance of the 3.50% Senior Secured Notes described below (together, the "February 2021 Refinancing Transaction"), to repay all borrowings under the prior term loan facility (the "Prior Term Loan Facility"), to pay related fees and expenses and for general corporate purposes. The Term Loan Facility will mature on February 15, 2028 and the Revolving Credit Facility will mature on August 7, 2025. We may request one or more incremental term loan facilities, one or more incremental revolving credit facilities and/or increase the commitments under the Revolving Credit Facility in an amount equal to the greater of $860 million and 1.0x Pro Forma Adjusted EBITDA (as defined in the amended First Lien Credit Agreement), plus additional amounts, subject to compliance with applicable leverage ratios and certain terms and conditions.

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for LIBOR loans and at the end of every calendar quarter for base rate loans. As of March 31, 2021, the interest rate on the Term Loan Facility was 3.50%. Beginning June 30, 2021, we will also be required to make quarterly amortization payments on the Term Loan Facility in an annual amount equal to 1.0% of the original principal amount of the Term Loan Facility, with the balance due at maturity. The Revolving Credit Facility includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This fee is subject to one step-down based on the net first lien leverage ratio. The Senior Facilities require us to make certain mandatory prepayments under certain conditions defined in the credit agreement.

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

As of March 31, 2021, $2,300 million aggregate principal amount of the Term Loan Facility remained outstanding. See Item 1 of Part I, Financial Statements - Note 6, "Debt" for more information regarding our Senior Facilities and the February 2021 Refinancing Transaction.

We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the Term Loan Facility that result from fluctuations in the LIBOR rate. See Item 1 of Part I, Financial Statements - Note 10, "Derivatives" for more information on the interest rate swap agreements.

5.375% Senior Notes due 2028

Rackspace Technology Global issued $550 million aggregate principal amount of the 5.375% Senior Notes on December 1, 2020. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at a fixed rate of 5.375% per year, payable semi-annually on each June 1 and December 1, commencing on June 1, 2021 through maturity. The 5.375% Senior Notes are guaranteed on a senior unsecured basis by all of Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries that guarantee the Senior Facilities.

As of March 31, 2021, $550 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

3.50% Senior Secured Notes due 2028

On February 9, 2021, Rackspace Technology Global issued $550 million aggregate principal amount of 3.50% Senior Secured Notes. The 3.50% Senior Secured Notes will mature on February 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on each February 15 and August 15, commencing on August 15, 2021. We may redeem some or all of the 3.50% Senior Secured Notes at our option prior to February 15, 2024 subject to certain limitations and conditions outlined in the 3.50% Notes Indenture.

The 3.50% Senior Secured Notes are secured by first-priority security interests in substantially all material owned assets of Rackspace Technology Global and the subsidiary guarantors, including the equity interest held by each, subject to certain exceptions, which assets also secure the Senior Facilities.

As of March 31, 2021, $550 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

Debt covenants

Our Term Loan Facility is not subject to a financial maintenance covenant. As of March 31, 2021, our Revolving Credit Facility included a financial maintenance covenant that limits the borrower's net first lien leverage ratio to a maximum of 5.00 to 1.00. The net first lien leverage ratio is calculated as the ratio of (x) the total amount of the borrower’s first lien debt for borrowed money (which is currently identical to the total amount outstanding under the Senior Facilities), less the borrower’s unrestricted cash and cash equivalents, to (y) consolidated EBITDA (as defined under the First Lien Credit Agreement governing the Senior Facilities). However, this financial maintenance covenant will only be applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is equal to or greater than 35% of the Revolving Credit Facility commitments as of the last day of such fiscal quarter. Additional covenants in the Senior Facilities limit our subsidiaries' ability to, among other things, incur certain additional debt and liens, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates.

The Indentures contain covenants that, among other things, limit our subsidiaries' ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. Additionally, upon the occurrence of a change of control (as defined in the Indentures), we will be required to make an offer to repurchase all of the outstanding 5.375% Senior Notes and 3.50% Senior Secured Notes, respectively, at a price in cash equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date.

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

As of March 31, 2021, we were in compliance with all covenants under the Senior Facilities and the Indentures.

Receivables Financing Facility

Under the Receivables Financing Facility, Rackspace Receivables, LLC, a bankruptcy-remote special purpose vehicle ("SPV") indirectly wholly owned by Rackspace Technology Global has granted a security interest in all of its current and future receivables and related assets in exchange for a credit facility permitting borrowings of up to a maximum aggregate amount of $100 million from time to time. Such borrowings are used by the SPV to finance purchases of accounts receivable. The last date on which advances may be made is March 21, 2022, unless the maturity of the Receivables Financing Facility is otherwise accelerated.

As of March 31, 2021, the interest rate on the Receivables Financing Facility was 2.60%. The SPV is also required to pay a monthly commitment fee based on the unused amount of the facility. Subsequent to March 31, 2021, we repaid a portion of the $50 million then outstanding Receivables Financing Facility balance in the amount of $5 million to cover a borrowing base deficit of approximately $4 million. The agreements evidencing the Receivables Financing Facility contain customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all applicable covenants under the Receivables Financing Facility as of March 31, 2021.

Capital Expenditures

The following table sets forth a summary of our capital expenditures for the periods indicated:

	Three Months Ended March 31,
(In millions)	2020	2021
Customer gear	$53.5	$35.3
Data center build outs	0.9	2.0
Office build outs	0.3	0.4
Capitalized software and other projects	20.7	21.2
Total capital expenditures	$75.4	$58.9

Capital expenditures were $59 million in the three months ended March 31, 2021, compared to $75 million in the three months ended March 31, 2020, a decrease of $17 million. Capital expenditures were higher during the three months ended March 31, 2020, primarily due to expenditures for storage gear upgrades.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Three Months Ended March 31,
(In millions)	2020	2021
Cash provided by operating activities	$24.8	$103.2
Cash used in investing activities	$(32.4)	$(4.3)
Cash provided by (used in) financing activities	$50.6	$(4.5)

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

Net cash provided by operating activities increased $78 million, or 316%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was driven by a $111 million increase in cash collections, primarily reflecting higher revenue levels, as well as the timing of collections. In addition, there was a $22 million decrease in employee-related payments due to the timing of payroll cycles in certain geographies. These operating cash flow increases were partially offset by a $48 million increase in operating expense payments, largely for third-party infrastructure costs.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build-outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities decreased $28 million, or 87%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was mainly due to net proceeds of $31 million from the January 2021 sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers. These proceeds were partially offset by a $3 million increase in cash purchases of property, equipment and software.

Cash Provided by or Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities was $5 million for the three months ended March 31, 2021 and net cash provided by financing activities was $51 million for the three months ended March 31, 2020. The change was primarily driven by net long-term debt activity of $43 million during the three months ended March 31, 2020, which included borrowings of $50 million under the Receivables Financing Facility that remained outstanding at quarter-end, offset by a $7 million Prior Term Loan Facility repayment and $1 million in debt issuance costs paid. Net payments for long-term debt activity were $4 million during the three months ended March 31, 2021, reflecting the refinancing of our Prior Term Loan Facility, a $15 million repayment on our Receivables Financing Facility, and $32 million in debt issuance costs paid. In addition, there was an $8 million increase in payments for finance leases.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our Annual Report on Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates." For a description of accounting pronouncements recently adopted and issued, see Item 1 of Part I, Financial Statements - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities, which includes our $375 million Revolving Credit Facility and $2,300 million outstanding under the Term Loan Facility, and our $50 million Receivables Financing Facility. As of March 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $2,300 million outstanding under the Term Loan Facility and $50 million outstanding under the Receivables Financing Facility. As of March 31, 2021, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities and the Receivables Financing Facility.

Our Term Loan Facility bears interest at an annual rate equal to an applicable margin plus three-month LIBOR, subject to a 0.75% floor. We have entered into interest rate swap agreements indexed to three-month LIBOR in order to manage our risk from fluctuations in three-month LIBOR above the 0.75% floor. The fixed rates for each swap agreement are presented in the table below. As of March 31, 2021, the interest rate on the Term Loan Facility was 3.50%, equal to an applicable margin of 2.75% plus the 0.75% three-month LIBOR floor.

The key terms of the swaps outstanding as of March 31, 2021 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid (Received)	Maturity Date
December 2016	February 3, 2017	$450.0	1.9040%	February 3, 2022
December 2016	February 3, 2017	450.0	1.9040%	February 3, 2022
February 2021	February 3, 2021	(900.0)	(1.9040)%	February 3, 2022
February 2021	February 9, 2021	1,350.0	2.3820%	February 9, 2026
	Total	$1,350.0

See Item 1 of Part I, Financial Statements - Note 10, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See “Constant Currency Revenue.” While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the three months ended March 31, 2021, we recognized foreign currency transaction losses of $1 million within “Other income (expense), net” in our Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

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

During 2020, we entered into a series of foreign currency contracts to manage our exposure to movements in the British pound sterling, Euro, and Mexican peso. These contracts had three-month terms and settlement dates throughout the year. None of these contracts settled during the three months ended March 31, 2020. As of December 31, 2020, there was no notional amount outstanding related to these contracts.

During the fourth quarter of 2020, we entered into two foreign currency forward contracts. Under the terms of these contracts, on November 30, 2021, we will sell a total of £80 million at an average rate of 1.3388 British pound sterling to U.S. dollar and receive $107.1 million.

See Item 1 of Part I, Financial Statements - Note 10, "Derivatives," for more information on foreign currency hedging contracts.

Power Prices

We are a large consumer of power. In the three months ended March 31, 2021, we expensed approximately $13 million that was paid to utility companies to power our data centers, representing approximately 2% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have fixed price power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

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

ITEM 1A – RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not Applicable.

Use of Proceeds

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit Number	Exhibit Description
4.1
Indenture, dated as of February 9, 2021, among Rackspace Technology Global, Inc., the subsidiary guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to Rackspace Technology, Inc.'s Form 8-K, filed on February 9, 2021)

10.1
Incremental Assumption Agreement No. 5, dated as of February 9, 2021, among Rackspace Technology Global, Inc., the subsidiary loan parties, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on February 9, 2021)

10.2†	Rackspace Technology, Inc. Executive Change in Control Severance Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on March 18, 2021)
10.3†	Employment Agreement, between Rackspace US, Inc. and Holly Windham, effective as of April 17, 2017
10.4†	First Amendment to Employment Agreement, between Rackspace US, Inc. and Holly Windham, effective as of October 1, 2017
10.5†	Employment Agreement, between Rackspace US, Inc. and Matthew Stoyka, effective as of May 14, 2018
10.6†	First Amendment to Employment Agreement, between Rackspace US, Inc. and Matthew Stoyka, effective as of August 1, 2019
10.7†	Second Amendment to Employment Agreement, between Rackspace US, Inc. and Matthew Stoyka, effective as of March 12, 2020
10.8†	Separation Agreement and Release, between Rackspace US, Inc. and Matthew Stoyka, effective as of November 13, 2020
10.9†	Employment Letter to Martin Blackburn, dated as of October 30, 2019
10.10†	Service Agreement, between Rackspace Limited and Martin Blackburn, effective as of December 1, 2019
10.11†	Employment Agreement, between Rackspace US, Inc. and Steve Mills, effective as of June 1, 2020
10.12†	First Amendment to Employment Agreement, between Rackspace US, Inc. and Steve Mills, effective as of July 2, 2020
10.13†	First Amendment to Employment Agreement, between Rackspace US, Inc. and Kevin Jones, effective April 1, 2021
10.14†	Second Amendment to Employment Agreement, between Rackspace US, Inc. and Holly Windham, effective April 1, 2021
10.15
First Amendment to Receivables Financing Agreement, between Rackspace Receivables LLC, Rackspace US, Inc., the financial institutions party thereto as Lenders and Group Agents, and BMO Capital Markets, as administrative agent and arranger, dated as of March 30, 2021

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

RACKSPACE TECHNOLOGY, INC.

Date:	May 10, 2021	By:	/s/ Amar Maletira
Amar Maletira
President and Chief Financial Officer
(Principal Financial and Accounting Officer)