Form 10-Q
period 2021-06-30
Rackspace Technology, Inc.
filed 2021-08-11
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

Commission File Number: 001-39420

 RACKSPACE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-3369925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

On August 6, 2021, 209,134,764 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (this "Quarterly Report") contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2020	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$104.7	$214.8
Accounts receivable, net of allowance for doubtful accounts and accrued customer credits of $28.3 and $16.0, respectively	483.0	501.1
Prepaid expenses	123.8	94.0
Other current assets	47.0	75.3
Total current assets	758.5	885.2

Property, equipment and software, net	884.6	892.0
Goodwill, net	2,761.1	2,765.8
Intangible assets, net	1,646.3	1,553.8
Operating right-of-use assets	171.1	151.3
Other non-current assets	156.2	164.2
Total assets	$6,377.8	$6,412.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$285.4	$324.4
Accrued compensation and benefits	110.6	91.5
Deferred revenue	76.7	93.0
Debt	43.4	23.0
Accrued interest	26.5	26.6
Operating lease liabilities	62.2	60.7
Finance lease liabilities	40.7	57.3
Financing obligations	48.8	59.8
Other current liabilities	47.9	53.0
Total current liabilities	742.2	789.3

Non-current liabilities:
Debt	3,319.3	3,318.7
Operating lease liabilities	118.2	103.8
Finance lease liabilities	358.1	361.8
Financing obligations	74.1	80.2
Deferred income taxes	236.7	219.1
Other non-current liabilities	145.5	156.9
Total liabilities	4,994.1	5,029.8

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 201.8 and 209.0 shares issued and outstanding, respectively	2.0	2.1
Additional paid-in capital	2,363.6	2,445.3
Accumulated other comprehensive loss	(18.6)	(1.0)
Accumulated deficit	(963.3)	(1,063.9)
Total stockholders' equity	1,383.7	1,382.5
Total liabilities and stockholders' equity	$6,377.8	$6,412.3

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2021	2020	2021
Revenue	$656.5	$743.8	$1,309.2	$1,469.7
Cost of revenue	(414.6)	(508.3)	(818.0)	(998.9)
Gross profit	241.9	235.5	491.2	470.8
Selling, general and administrative expenses	(219.2)	(232.6)	(447.0)	(463.6)
Gain on sale of land	—	—	—	19.9
Income from operations	22.7	2.9	44.2	27.1
Other income (expense):
Interest expense	(68.9)	(50.5)	(140.9)	(103.1)
Gain (loss) on investments, net	1.0	0.1	0.9	(3.6)
Debt modification and extinguishment costs	—	(0.5)	—	(37.5)
Other income (expense), net	0.3	0.6	(0.3)	(1.2)
Total other income (expense)	(67.6)	(50.3)	(140.3)	(145.4)
Loss before income taxes	(44.9)	(47.4)	(96.1)	(118.3)
Benefit for income taxes	12.3	10.8	15.3	17.7
Net loss	$(32.6)	$(36.6)	$(80.8)	$(100.6)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$0.9	$2.7	$(19.5)	$5.7
Unrealized gain (loss) on derivative contracts	(6.8)	(6.0)	(47.5)	3.4
Amount reclassified from accumulated other comprehensive income (loss) to earnings	1.7	4.5	1.3	8.5
Other comprehensive income (loss)	(4.2)	1.2	(65.7)	17.6
Comprehensive loss	$(36.8)	$(35.4)	$(146.5)	$(83.0)

Net loss per share:
Basic and diluted	$(0.20)	$(0.18)	$(0.49)	$(0.49)
Weighted average number of shares outstanding:
Basic and diluted	165.5	207.9	165.4	206.2

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2021
Cash Flows From Operating Activities
Net loss	$(80.8)	$(100.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	237.6	216.3
Amortization of operating right-of-use assets	36.3	36.0
Deferred income taxes	(19.2)	(23.1)
Share-based compensation expense	16.6	37.6
Gain on sale of land	—	(19.9)
Debt modification and extinguishment costs	—	37.5
Unrealized (gain) loss on derivative contracts	(2.7)	10.8
(Gain) loss on investments, net	(0.9)	3.6
Provision for bad debts and accrued customer credits	10.1	(8.0)
Amortization of debt issuance costs and debt discount	9.4	4.8
Other operating activities	(1.8)	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	(47.1)	(8.9)
Prepaid expenses and other current assets	2.9	11.5
Accounts payable, accrued expenses, and other current liabilities	(31.8)	19.1
Deferred revenue	(9.0)	16.5
Operating lease liabilities	(33.7)	(31.9)
Other non-current assets and liabilities	12.9	8.2
Net cash provided by operating activities	98.8	208.9
Cash Flows From Investing Activities
Purchases of property, equipment and software	(66.4)	(66.0)
Proceeds from sale of land	—	31.3
Other investing activities	3.6	3.0
Net cash used in investing activities	(62.8)	(31.7)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	0.5	—
Proceeds from employee stock plans	—	43.9
Shares of common stock withheld for employee taxes	(0.6)	—
Proceeds from borrowings under long-term debt arrangements	310.0	2,838.5
Payments on long-term debt	(259.5)	(2,866.4)
Payments for debt issuance costs	(1.0)	(34.5)
Payments on financing component of interest rate swap	—	(4.3)
Principal payments of finance lease liabilities	(7.1)	(21.4)
Proceeds from financing obligations	20.9	—
Principal payments of financing obligations	(19.9)	(22.6)
Net cash provided by (used in) financing activities	43.3	(66.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1.7)	(0.4)
Increase in cash, cash equivalents, and restricted cash	77.6	110.0
Cash, cash equivalents, and restricted cash at beginning of period	87.1	108.1
Cash, cash equivalents, and restricted cash at end of period	$164.7	$218.1

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$131.4	$90.6
Cash payments for income taxes, net of refunds	$8.1	$6.5

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$42.5	$38.4
Acquisition of property, equipment and software by financing obligations	19.9	40.1
Decrease in property, equipment and software accrued in liabilities	(2.6)	(3.7)
Non-cash purchases of property, equipment and software	$59.8	$74.8

Non-cash increase in buildings within property, equipment and software, net due to lease modification	$220.3	$—
Other non-cash investing and financing activities	$2.3	$0.3

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
(In millions)	2020	2021
Cash and cash equivalents	$161.4	$214.8
Restricted cash included in other non-current assets	3.3	3.3
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$164.7	$218.1

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	165.4	$1.6	$1,610.2	$(49.5)	$(765.7)	$796.6
Exercise of stock options and release of stock awards, net of shares withheld	0.2	—	(0.1)	—	—	(0.1)
Share-based compensation expense	—	—	9.1	—	—	9.1
Net loss	—	—	—	—	(32.6)	(32.6)
Other comprehensive loss	—	—	—	(4.2)	—	(4.2)
Balance at June 30, 2020	165.6	$1.6	$1,619.2	$(53.7)	$(798.3)	$768.8

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	165.4	$1.6	$1,602.7	$12.0	$(717.5)	$898.8
Exercise of stock options and release of stock awards, net of shares withheld	0.2	—	(0.1)	—	—	(0.1)
Share-based compensation expense	—	—	16.6	—	—	16.6
Net loss	—	—	—	—	(80.8)	(80.8)
Other comprehensive loss	—	—	—	(65.7)	—	(65.7)
Balance at June 30, 2020	165.6	$1.6	$1,619.2	$(53.7)	$(798.3)	$768.8

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	207.0	$2.1	$2,402.6	$(2.2)	$(1,027.3)	$1,375.2
Exercise of stock options and release of stock awards	1.6	—	16.0	—	—	16.0
Issuance of shares from Employee Stock Purchase Plan	0.4	—	6.3	—	—	6.3
Share-based compensation expense	—	—	20.4	—	—	20.4
Net loss	—	—	—	—	(36.6)	(36.6)
Other comprehensive income	—	—	—	1.2	—	1.2
Balance at June 30, 2021	209.0	$2.1	$2,445.3	$(1.0)	$(1,063.9)	$1,382.5

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	201.8	$2.0	$2,363.6	$(18.6)	$(963.3)	$1,383.7
Issuance of common stock	2.7	—	—	—	—	—
Exercise of stock options and release of stock awards	4.1	0.1	37.8	—	—	37.9
Issuance of shares from Employee Stock Purchase Plan	0.4	—	6.3	—	—	6.3
Share-based compensation expense	—	—	37.6	—	—	37.6
Net loss	—	—	—	—	(100.6)	(100.6)
Other comprehensive income	—	—	—	17.6	—	17.6
Balance at June 30, 2021	209.0	$2.1	$2,445.3	$(1.0)	$(1,063.9)	$1,382.5

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
 NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Rackspace Technology, Inc. ("Rackspace Technology") is a Delaware corporation controlled by investment funds affiliated with Apollo Global Management, Inc. and its subsidiaries (“Apollo”). Rackspace Technology was formed on July 21, 2016 but had no assets, liabilities or operating results until November 3, 2016 when Rackspace Hosting, Inc. (now named Rackspace Technology Global, Inc., or “Rackspace Technology Global”), a global provider of modern information technology-as-a-service, was acquired by Inception Parent, Inc., a wholly-owned entity indirectly owned by Rackspace Technology (the “Rackspace Acquisition”).

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

Unaudited Interim Financial Information

The unaudited consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2020 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the SEC disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report on Form 10-K"). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2021, our results of operations and stockholders' equity for the three and six months ended June 30, 2020 and 2021, and our cash flows for the six months ended June 30, 2020 and 2021.

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2021, or for any other interim period, or for any other future year.

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

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The effects of COVID-19 (and any variations thereof) continue to evolve, and the full impact and duration of the virus are unknown. Currently, COVID-19 has not had a significant impact on our operations or financial performance; however, the ultimate extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and severity of the outbreak, the pace of economic recovery, the possible resurgence in the spread of the virus or any variant strain(s) of the virus, advances in testing, treatment, and prevention, including the efficacy and availability of vaccines, its impact on our customers, vendors and employees, and its impact on our sales cycles as well as industry events, all of which are uncertain and cannot be predicted. We continue to face a greater degree of uncertainty in making estimates and assumptions needed to prepare our consolidated financial statements and footnotes as a result of COVID-19.

Subsequent Events

On July 21, 2021, we committed to an internal restructuring plan, which will drive a change in the types of and location of certain positions and is expected to result in the termination of approximately 10% of our workforce. We anticipate that approximately 85% of these roles will be backfilled in our offshore service centers. As part of the plan, we are also expanding our internal training program to further develop expertise in cloud services. The rebalance in workforce is a component of a broader strategic review of our operations that is intended to more effectively align our resources with our business priorities in high growth areas. Substantially all of the employees impacted by the reduction in force were notified of the reduction on July 22, 2021 and will exit the company over the next 12 months.

We estimate that we will incur expenses of approximately $70 million to $80 million related to the restructuring plan over the next 12-24 months with the majority of expenses incurred in the next 12 months. These expenses will consist primarily of termination benefits to the affected employees, including, but not limited to, severance payments, healthcare benefits and other exit costs. The remainder of these expenses will consist of various costs associated with the restructuring plan, including one time offshore build-out costs, asset write-offs, professional fees, and expected investments in automation and technology. During the second quarter of 2021, we incurred costs of $6.4 million related to the restructuring plan which are included within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss and consist mainly of certain contractual termination benefits and professional fees.

Significant Accounting Policies and Estimates

Our Annual Report on Form 10-K includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the six months ended June 30, 2021.

Change in Accounting Estimate

In March 2021, we completed an assessment of the useful lives of certain assets within the Computers and equipment asset class. The timing of this review was based on a combination of factors accumulating over time that provided the company with updated information to make a better estimate on the economic lives of certain property and equipment. These factors included changes in customer purchasing patterns, technological advancements and the availability of extended equipment warranties. The assessment resulted in a revision within our policy ranges for certain useful lives in this asset class. This change in accounting estimate was effective in the first quarter of 2021. The effect of this change was a reduction in depreciation expense of $7.5 million and $14.1 million for the three and six months ended June 30, 2021, respectively.

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

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Consolidated Balance Sheets Account	December 31, 2020	June 30, 2021
Accounts receivable, net	Accounts receivable, net (1)	$483.0	$501.1
Current portion of contract assets	Other current assets	12.2	15.3
Non-current portion of contract assets	Other non-current assets	13.9	10.5
Current portion of deferred revenue	Deferred revenue	76.7	93.0
Non-current portion of deferred revenue	Other non-current liabilities	14.2	14.6

(1)    Allowance for doubtful accounts and accrued customer credits was $28.3 million and $16.0 million as of December 31, 2020 and June 30, 2021, respectively.

Amounts recognized in revenue for the three months ended June 30, 2020 and 2021, which were included in deferred revenue as of the beginning of each period, totaled $29.1 million and $25.2 million, respectively. Amounts recognized in revenue for the six months ended June 30, 2020 and 2021, which were included in deferred revenue as of the beginning of each period, totaled $46.9 million and $46.1 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2020 and June 30, 2021, the balances of capitalized costs to obtain a contract were $59.3 million and $57.8 million, respectively, and the balances of capitalized costs to fulfill a contract were $25.0 million and $25.6 million, respectively. These capitalized costs are included in “Other non-current assets” on the Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2021	2020	2021
Amortization of capitalized sales commissions	$11.4	$10.7	$22.3	$21.5
Amortization of capitalized implementation costs	4.4	4.4	8.6	8.9

Remaining Performance Obligations

As of June 30, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was $801.3 million, of which 38% is expected to be recognized as revenue during 2021 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. Our other revenue arrangements are usage-based, and as such, we recognize revenue based on the right to invoice for the services performed.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2021	2020	2021
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(32.6)	$(36.6)	$(80.8)	$(100.6)
Weighted average shares outstanding:
Common stock	165.5	207.9	165.4	206.2
Number of shares used in per share computations	165.5	207.9	165.4	206.2
Net loss per share	$(0.20)	$(0.18)	$(0.49)	$(0.49)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 25.4 million and 19.4 million potential common shares from the computation of dilutive loss per share for the three months ended June 30, 2020 and 2021, respectively, and 25.4 million and 19.4 million potential shares for the six months ended June 30, 2020 and 2021, respectively, because the effect would have been anti-dilutive.

4. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2020	June 30, 2021
Computers and equipment	$1,191.8	$1,220.9
Software	472.4	503.3
Furniture and fixtures	22.4	21.5
Buildings and leasehold improvements	513.1	513.9
Land	32.6	21.2
Property, equipment and software, at cost	2,232.3	2,280.8
Less: Accumulated depreciation	(1,366.8)	(1,408.9)
Work in process	19.1	20.1
Property, equipment and software, net	$884.6	$892.0

On January 15, 2021, we completed the sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers. The net book value of the land prior to the sale was $11.4 million and we received cash proceeds of $32.2 million, less brokerage and professional fees of $0.9 million, resulting in net cash proceeds of $31.3 million. Therefore, we recorded a gain on sale of land of $19.9 million to "Gain on sale of land" in the Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2021.

5. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment:

(In millions)	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total Consolidated
Balance as of December 31, 2020 (1)	$2,386.0	$322.6	$52.5	$2,761.1
Foreign currency translation	4.3	0.2	0.2	4.7
Balance as of June 30, 2021	$2,390.3	$322.8	$52.7	$2,765.8
(1)    Multicloud Services had accumulated impairment charges of $295.0 million as of December 31, 2020.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2020			June 30, 2021
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,986.2	$(624.0)	$1,362.2	$1,987.8	$(706.7)	$1,281.1
Property tax abatement	16.0	(7.4)	8.6	16.0	(8.3)	7.7
Other	47.7	(22.2)	25.5	47.6	(32.6)	15.0
Total definite-lived intangible assets	2,049.9	(653.6)	1,396.3	2,051.4	(747.6)	1,303.8
Trade name (indefinite-lived)	250.0	—	250.0	250.0	—	250.0
Total intangible assets other than goodwill	$2,299.9	$(653.6)	$1,646.3	$2,301.4	$(747.6)	$1,553.8

6. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2020		June 30, 2021
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
Prior Term Loan Facility	November 3, 2023	4.00%	$2,795.6	—%	$—
Term Loan Facility	February 15, 2028	—%	—	3.50%	2,294.3
Revolving Credit Facility	August 7, 2025	—%	—	—%	—
3.50% Senior Secured Notes	February 15, 2028	—%	—	3.50%	550.0
5.375% Senior Notes	December 1, 2028	5.375%	550.0	5.375%	550.0
Receivables Financing Facility	July 19, 2022	2.37%	65.0	—%	—
Less: unamortized debt issuance costs			(44.2)		(39.1)
Less: unamortized debt discount			(3.7)		(13.5)
Total debt			3,362.7		3,341.7
Less: current portion of debt			(43.4)		(23.0)
Debt, excluding current portion			$3,319.3		$3,318.7
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

As of June 30, 2021, the interest rate on the Term Loan Facility was 3.50%. Beginning June 30, 2021, we are required to make quarterly principal payments of $5.8 million. See Note 10, "Derivatives" for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

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

The fair value of the Term Loan Facility as of June 30, 2021 was $2,282.8 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

Rackspace Technology Global is the borrower under the Senior Facilities, and all obligations under the Senior Facilities are (i) guaranteed by Inception Parent, Inc., Rackspace Technology Global’s immediate parent company, on a limited recourse basis and secured by the equity interests of Rackspace Technology Global held by Inception Parent, Inc. and (ii) guaranteed by Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries and secured by substantially all material owned assets of Rackspace Technology Global and the subsidiary guarantors, including the equity interests held by each, in each case subject to certain exceptions. The only financial covenant is with respect to the Revolving Credit Facility which limits the net first lien leverage ratio to a maximum of 5.00 to 1.00; however, this covenant is only applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25.0 million of undrawn letters of credit and cash collateralized letters of credit) is equal to or greater than 35% of the Revolving Credit Facility commitments at the end of a fiscal quarter. Other covenants include limitations on restricted payments, indebtedness, investments, liens, asset sales and transactions with affiliates. As of June 30, 2021, we were in compliance with all covenants under the Senior Facilities.

The Revolving Credit Facility matures on August 7, 2025. As of June 30, 2021, we had total commitments of $375.0 million and no outstanding borrowings under the Revolving Credit Facility.

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

Rackspace Technology Global may redeem the 3.50% Senior Secured Notes at its option, in whole at any time or in part from time to time, at the following redemption prices: prior to February 15, 2024, at a redemption price equal to 100.000% of the principal amount, plus the applicable premium described in the indenture governing the 3.50% Senior Secured Notes (the "3.50% Notes Indenture") and accrued and unpaid interest, if any, to but excluding the redemption date; from February 15, 2024 to February 14, 2025, at a redemption price equal to 101.750% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; from February 15, 2025 to February 14, 2026, at a redemption price equal to 100.875% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; and from February 15, 2026 and thereafter, at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date. Rackspace Technology Global may also redeem prior to February 15, 2024 up to 40.0% of the aggregate principal amount of the 3.50% Senior Secured Notes with funds in an aggregate amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 103.500% of the principal amount of the 3.50% Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Notwithstanding the foregoing, Rackspace Technology Global may redeem during each twelve-month period, commencing with February 9, 2021, up to 10.0% of the original aggregate principal amount of the 3.50% Senior Secured Notes at a redemption price of 103.00%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

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

As of June 30, 2021, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of June 30, 2021 was $532.1 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

5.375% Senior Notes due 2028

On December 1, 2020, Rackspace Technology Global issued $550.0 million aggregate principal amount of 5.375% Senior Notes due 2028 (the "5.375% Senior Notes"). The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at an annual fixed rate of 5.375%. Interest is payable semiannually on each June 1 and December 1, commencing on June 1, 2021. The 5.375% Senior Notes are not subject to registration rights.

Rackspace Technology Global is the issuer of the 5.375% Senior Notes, and obligations under the 5.375% Senior Notes are guaranteed on a senior unsecured basis by all of Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries (as subsidiary guarantors) that guarantee the Senior Facilities. The 5.375% Senior Notes are effectively junior to the indebtedness under the Senior Facilities and the 3.50% Senior Secured Notes, to the extent of the collateral securing the Senior Facilities and the 3.50% Senior Secured Notes.

Rackspace Technology Global may redeem the 5.375% Senior Notes at its option, in whole at any time or in part from time to time, at the following redemption prices: prior to December 1, 2023, at a redemption price equal to 100.000% of the principal amount, plus the applicable premium described in the indenture governing the 5.375% Senior Notes (the "5.375% Notes Indenture") and accrued and unpaid interest, if any, to but excluding the redemption date; from December 1, 2023 to December 1, 2024, at a redemption price equal to 102.688% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; from December 1, 2024 to December 1, 2025, at a redemption price equal to 101.344% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; and from December 1, 2025 and thereafter, at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date. Rackspace Technology Global may also redeem prior to December 1, 2023 up to 40.0% of the aggregate principal amount of the 5.375% Senior Notes with funds in an aggregate amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 105.375% of the principal amount of the 5.375% Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The 5.375% Notes Indenture contains covenants that, among other things, limit our ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the 5.375% Notes Indenture. Additionally, upon the occurrence of a change of control (as defined in the 5.375% Notes Indenture), we will be required to make an offer to repurchase all of the outstanding 5.375% Senior Notes at a price in cash equal to 101.0% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date.

As of June 30, 2021, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of June 30, 2021 was $563.8 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

Accounts Receivable Financing Agreement

Under the accounts receivable financing agreement (the "Receivables Financing Facility") entered into in 2020, a bankruptcy-remote special purpose vehicle ("SPV") indirectly wholly owned by Rackspace Technology Global granted a security interest in all of its current and future receivables and related assets in exchange for a credit facility permitting borrowings of up to a maximum aggregate amount of $100.0 million from time to time. Rackspace Technology Global was the primary beneficiary of the SPV.

During the three months ended June 30, 2021, the SPV repaid the outstanding balance of $50.0 million and terminated the Receivables Financing Facility. The termination resulted in expense of $0.5 million recorded within "Debt modification and extinguishment costs" in our Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021. The expense was comprised of the write-off of the unamortized debt issuance costs, as well as third party fees associated with the termination.

February 2021 Refinancing Transaction

The February 2021 Refinancing Transaction represented an extinguishment and modification of debt. We derecognized $2,795.6 million of the Prior Term Loan Facility and wrote off $9.4 million in unamortized debt issuance costs and debt discount associated with the portion of the Prior Term Loan Facility that was deemed extinguished. We recognized $2,300.0 million borrowed under the Term Loan Facility and $41.0 million of associated debt issuance costs and debt discount, including amounts allocated from the Prior Term Loan Facility, both classified as a direct deduction from the carrying value of non-current debt on our Consolidated Balance Sheets. We recognized $550.0 million aggregate principal amount of the 3.50% Senior Secured Notes due 2028 and $6.8 million of associated debt issuance costs, including amounts allocated from the Prior Term Loan Facility. The February 2021 Refinancing Transaction resulted in expense of $37.0 million recorded within "Debt modification and extinguishment costs" in our Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2021. The expense was comprised of the write-off of unamortized debt issuance costs and debt discount associated with the portion of the Prior Term Loan Facility that was deemed extinguished, as well as $27.6 million in third party fees associated with the modification.

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

8. Share-Based Compensation

During the six months ended June 30, 2021, we granted 4.0 million restricted stock units ("RSUs") under the Rackspace Technology, Inc. 2020 Equity Incentive Plan with a weighted-average grant date fair value of $22.55. The majority of the RSUs were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service.

Share-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2021	2020	2021
Cost of revenue	$2.3	$4.3	$4.1	$9.2
Selling, general and administrative expenses	6.8	16.1	12.5	28.4
Pre-tax share-based compensation expense	9.1	20.4	16.6	37.6
Less: Income tax benefit	(1.9)	(4.3)	(3.5)	(7.9)
Total share-based compensation expense, net of tax	$7.2	$16.1	$13.1	$29.7

As of June 30, 2021, there was $128.6 million of total unrecognized compensation cost related to stock options, RSUs and the ESPP, which will be recognized using the straight-line method over a weighted average period of 2.0 years.

9. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three months ended June 30, 2021, our effective tax rate is higher than the U.S. federal statutory rate of 21% due to the net impact of the geographic distribution of our earnings and application of the global intangible low-taxed income (“GILTI”) provisions that were implemented with the Tax Cuts and Jobs Act (the “Act”) that was passed on December 22, 2017. For the six months ended June 30, 2021, our effective tax rate is lower than the U.S. federal statutory rate due to the net impact of the geographical distribution of our earnings, the application of the GILTI provisions, as well as executive compensation that is nondeductible under Internal Revenue Code ("IRC") Section 162(m). In the next 12 months, we are likely to have a release of historic tax reserves that will result in a tax benefit of $10 million to $15 million due to the lapse of statute of limitations.

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

During the six months ended June 30, 2021, we completed a series of transactions to modify our interest rate swap positions as follows: (i) All the interest rate swaps outstanding as of December 31, 2020, as shown in the table below, with the exception of the agreement that matured on February 3, 2021, were de-designated as cash flow hedges on January 31, 2021, (ii) on February 12, 2021, we entered into a $900.0 million receive-fixed interest rate swap which was designed to offset the terms of the remaining two December 2016 swaps, and (iii) on February 12, 2021, we terminated all December 2018 swaps and entered into a $1.35 billion pay-fixed interest rate swap, effectively blending the liability position of our existing interest rate swap agreements into the new swap and extending the term of our hedged position to February 2026.

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

As of June 30, 2021, the cash flow hedge was highly effective.

The key terms of interest rate swaps outstanding are presented below:

Effective Date	Fixed Rate Paid (Received)	December 31, 2020		June 30, 2021
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2016:
February 3, 2017	1.7625%	$150.0	Active	$—	Matured	February 3, 2021
February 3, 2017	1.9040%	450.0	Active	450.0	Active	February 3, 2022
February 3, 2017	1.9040%	450.0	Active	450.0	Active	February 3, 2022

Entered into December 2018:
February 3, 2019	2.7490%	150.0	Active	—	Terminated	November 3, 2023
February 3, 2020	2.7350%	150.0	Active	—	Terminated	November 3, 2023
February 3, 2021	2.7360%	150.0	Active	—	Terminated	November 3, 2023
February 3, 2022	2.7800%	900.0	Active	—	Terminated	November 3, 2023

Entered into February 2021:
February 3, 2021	(1.9040)%	—	N/A	(900.0)	Active	February 3, 2022
February 9, 2021	2.3820%	—	N/A	1,350.0	Active	February 9, 2026
Total		$2,400.0		$1,350.0

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

During 2020, we entered into a series of foreign currency contracts to manage our exposure to movements in the British pound sterling, Euro, and Mexican peso. These contracts had three-month terms and settlement dates throughout the year. The June 30, 2020 settlement date resulted in us making a final net payment of $1.7 million. As of December 31, 2020, there was no notional amount outstanding related to these contracts.

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

Fair Values of Derivatives on the Consolidated Balance Sheets

The fair values of our derivatives and their location on the Consolidated Balance Sheets as of December 31, 2020 and June 30, 2021 were as follows:

		December 31, 2020		June 30, 2021
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Other current assets (1)	$—	$—	$9.4	$—
Interest rate swaps	Other current liabilities	—	—	—	9.4
Foreign currency contracts	Other current liabilities	—	1.7	—	3.7
Total		$—	$1.7	$9.4	$13.1

Derivatives designated as hedging instruments	Location
Interest rate swaps	Other non-current assets	$—	$—	$11.0	$—
Interest rate swaps	Other current liabilities (2)	—	22.6	—	21.3
Interest rate swaps	Other non-current liabilities (3)	—	64.4	—	65.1
Total		$—	$87.0	$11.0	$86.4
(1)    The entire balance as of June 30, 2021 is comprised of the receive-fixed interest rate swap for which the fair value option has been elected.
(2)    The balance as of June 30, 2021 includes $17.2 million related to the financing component of the pay-fixed interest rate swap.
(3)    The entire balance as of June 30, 2021 is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2020			June 30, 2021
(In millions)	Gross Amounts on Balance Sheet	Effect of Counter-Party Netting	Net Amounts	Gross Amounts on Balance Sheet	Effect of Counter-Party Netting	Net Amounts
Assets
Interest rate swaps	$—	$—	$—	$20.4	$(20.4)	$—
Total	$—	$—	$—	$20.4	$(20.4)	$—

Liabilities
Interest rate swaps	$87.0	$—	$87.0	$95.8	$(20.4)	$75.4
Foreign currency contracts	1.7	—	1.7	3.7	—	3.7
Total	$88.7	$—	$88.7	$99.5	$(20.4)	$79.1

Effect of Derivatives on the Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2021 was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2020	2021	2020	2021
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest expense	$—	$(4.8)	$(3.2)	$(9.4)
Foreign currency contracts	Other income (expense), net	0.3	(0.7)	3.6	(2.0)

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest expense	$(2.2)	$(1.3)	$(1.7)	$(3.6)

Interest expense was $68.9 million and $50.5 million for the three months ended June 30, 2020 and 2021, respectively, and $140.9 million and $103.1 million for the six months ended June 30, 2020 and 2021, respectively. As of June 30, 2021, the amount of cash flow hedge losses included within "Accumulated other comprehensive income (loss)" that is expected to be reclassified as an increase to "Interest expense" over the next 12 months is approximately $23.8 million. See Note 11, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of June 30, 2021, our interest rate swap agreements with an aggregate fair value of $95.8 million were in a net liability position. However, if we were in default, our master netting arrangements with certain of our interest rate swap counterparties contain provisions which could result in net settlement of all outstanding agreements.

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Loss
Balance at March 31, 2020	$(8.4)	$(41.1)	$(49.5)
Foreign currency translation adjustments, net of tax benefit of $0.2	0.9	—	0.9
Unrealized loss on derivative contracts, net of tax benefit of $2.3	—	(6.8)	(6.8)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $0.5(1)	—	1.7	1.7
Balance at June 30, 2020	$(7.5)	$(46.2)	$(53.7)
(1)     Includes interest expense recognized of $3.7 million, partially offset by amortization of off-market swap value of $1.5 million for the three months ended June 30, 2020.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$12.0	$—	$12.0
Foreign currency translation adjustments, net of tax benefit of $1.4	(19.5)	—	(19.5)
Unrealized loss on derivative contracts, net of tax benefit of $16.3	—	(47.5)	(47.5)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $0.4 (1)	—	1.3	1.3
Balance at June 30, 2020	$(7.5)	$(46.2)	$(53.7)
(1)     Includes interest expense recognized of $4.4 million, partially offset by amortization of off-market swap value of $2.7 million for the six months ended June 30, 2020.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$23.8	$(26.0)	$(2.2)
Foreign currency translation adjustments, net of tax expense of $0.2	2.7	—	2.7
Unrealized loss on derivative contracts, net of tax benefit of $2.0	—	(6.0)	(6.0)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.5 (1)	—	4.5	4.5
Balance at June 30, 2021	$26.5	$(27.5)	$(1.0)
(1)     Includes interest expense recognized of $1.2 million and amortization of off-market swap value and accumulated loss at hedge de-designation of $4.8 million for the three months ended June 30, 2021.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$20.8	$(39.4)	$(18.6)
Foreign currency translation adjustments, net of tax expense of $0.3	5.7	—	5.7
Unrealized gain on derivative contracts, net of tax expense of $1.2	—	3.4	3.4
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $2.9 (1)	—	8.5	8.5
Balance at June 30, 2021	$26.5	$(27.5)	$(1.0)
(1)     Includes interest expense recognized of $4.0 million and amortization of off-market swap value and accumulated loss at hedge de-designation of $7.4 million for the six months ended June 30, 2021.

12. Related Party Transactions

In connection with the Rackspace Acquisition, we entered into a management consulting agreement with affiliates of Apollo and Searchlight Capital Partners L.P (“Searchlight”), (the “Apollo/Searchlight Management Consulting Agreement”) and a transaction fee agreement with an affiliate of Apollo (the “Transaction Fee Agreement”). In addition, on November 15, 2017, we entered into a management consulting agreement with ABRY Partners, LLC and ABRY Partners II, LLC (collectively, “ABRY”) (the “ABRY Management Consulting Agreement”). For the three and six months ended June 30, 2020, we recorded $3.5 million and $7.1 million, respectively, of management consulting fees within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss.

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

Affiliates of ABRY are also Term Loan Facility lenders under the First Lien Credit Agreement. As of June 30, 2021, the outstanding principal amount of the Term Loan Facility was $2,294.3 million, of which $47.9 million, or 2.1%, is due to ABRY affiliates.

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

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of segment non-GAAP gross profit to total consolidated gross profit for the three and six months ended June 30, 2020 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2021	2020	2021
Revenue by segment:
Multicloud Services	$519.0	$605.1	$1,026.9	$1,184.7
Apps & Cross Platform	79.9	92.7	161.4	190.0
OpenStack Public Cloud	57.6	46.0	120.9	95.0
Total consolidated revenue	$656.5	$743.8	$1,309.2	$1,469.7

Non-GAAP gross profit by segment:
Multicloud Services	$200.7	$202.0	$397.5	$398.4
Apps & Cross Platform	27.0	32.0	57.1	66.9
OpenStack Public Cloud	23.7	16.1	53.0	34.7
Less:
Share-based compensation expense	(2.3)	(4.3)	(4.1)	(9.2)
Other compensation expense (1)	(1.5)	(0.4)	(3.4)	(1.7)
Purchase accounting impact on expense (2)	(1.6)	(1.2)	(3.5)	(2.4)
Restructuring and transformation expenses (3)	(4.1)	(8.7)	(5.4)	(15.9)
Total consolidated gross profit	$241.9	$235.5	$491.2	$470.8

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

Subsequent Events

For a description of subsequent events, see "Subsequent Events" in Item 1 of Part I, Financial Statements - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

Impact of COVID-19

The outbreak of a novel strain of coronavirus, referred to as COVID-19, has spread globally, including within the United States, and resulted in the World Health Organization declaring the outbreak a "pandemic" in March 2020, with variant strains of the virus continuing to be identified globally. The effects of COVID-19 and its variants continue to evolve, and the full impact and duration of the virus are unknown. Managing COVID-19 has severely impacted healthcare systems and businesses worldwide. The effects of COVID-19 and its variants and the response to the virus have negatively impacted overall economic conditions. To date, COVID-19 and its variants have not adversely affected our results of operations or financial condition in any material respect; however, the ultimate extent of the impact of COVID-19 and its variants on our operational and financial performance will depend on certain developments, including the duration and severity of the outbreak, the pace of economic recovery, the possible resurgence in the spread of the virus or any variant strain(s) of the virus, advances in testing, treatment, and prevention, including the efficacy and availability of vaccines, its impact on our customers, vendors and employees and its impact on our sales cycles as well as industry events, all of which are uncertain and cannot be predicted. If the pandemic worsens or the global economic recovery slows, we could experience service disruption, loss of customers or higher levels of doubtful trade accounts receivable, which could have an adverse effect on our results of operations and cash flows. We continue to focus on the health and safety of our employees, customers and partners and, among other things, have implemented a work-from-home policy and are limiting contact between our employees and customers while continuing to deliver a Fanatical Experience. To date, the impact on our business has been limited as most of our services are already delivered remotely or capable of being delivered remotely and we have a diverse customer base. The full extent to which COVID-19 and its variants may impact our financial condition or results of operations over the medium to long term, however, remains uncertain. Due to our recurring revenue business model, the effect of COVID-19 and its variants may not be fully reflected in our results of operations until future periods, if at all. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders, including developing a plan to return our workforce back to the office when it is safe to do so.

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

Differentiating Our Service Offerings in a Competitive Market Environment

Our success depends to a significant extent on our ability to differentiate, expand and upgrade our service offerings in line with developing customer needs, while deepening our relationships with leading public cloud service providers and establishing new relationships, including with sales partners. We are a certified premier consulting and managed services partner to some of the largest cloud computing platforms, including AWS, Azure, Google Cloud, Oracle, SAP and VMWare. We believe we are unique in our ability to serve customers across major technology stacks and deployment options, all while delivering a Fanatical Experience. Our existing and prospective customers are also under increasing pressure to move from on-premise or self-managed IT to the cloud to compete effectively in a digital economy and maximize the value of their cloud investments, which we believe presents an opportunity for professional services projects as well as new recurring business. Annualized Recurring Revenue (“ARR”), which we believe is an important indicator of our market differentiation and future revenue opportunity from recurring customer contracts, was $2,492.9 million and $2,817.1 million for the three months ended June 30, 2020 and 2021, respectively. See “Key Operating Metrics.”

Customer Relationships and Retention

Our success greatly depends on our ability to retain and develop opportunities with our existing customers and to attract new customers. We operate in a growing but competitive and evolving market environment, requiring innovation to differentiate us from our competitors. We believe that our integrated cloud service portfolio and our differentiated customer experience and technology are keys to retaining and growing revenue from existing customers as well as acquiring new customers. For example, we believe that the Rackspace Fabric provides customers a unified experience across their entire cloud and security footprint, and that our Rackspace Elastic Engineering model, announced in April 2021, helps customers embrace a cloud native approach with on-demand access to a dedicated team of highly skilled cloud architects and engineers. These offerings differentiate us from legacy IT service providers that operate under long-term fixed and project-based fee structures often tethered to their existing technologies with less automation.

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

Our capital expenditures equaled 8% and 11% of our revenue for the three months ended June 30, 2020 and 2021, respectively, and 10% of our revenue for both the six months ended June 30, 2020 and 2021. The increase in the second quarter of 2021 was primarily driven by the renewal of multi-year, enterprise storage and software license agreements which are recognized as capital expenditures in the period of renewal, despite the cash payments occurring over time. While there is some variability in capital expenditures from quarter to quarter due to timing of purchases, we expect to lower capex intensity levels over the longer term.

Key Operating Metrics

The following table and discussion present and summarize our key operating performance indicators, which management uses as measures of our current and future business and financial performance:

	Three Months Ended June 30,
(In millions, except %)	2020	2021
Bookings	$288.5	$258.2
Annualized Recurring Revenue (ARR)	$2,492.9	$2,817.1

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

We use Bookings to measure the amount of new business generated in a period, which we believe is an important indicator of new customer acquisition and our ability to cross-sell new services to existing customers. Bookings are also used by management as a factor in determining performance-based compensation for our sales force. While we believe Bookings, in combination with other metrics, is an indicator of our near-term future revenue opportunity, it is not intended to be used as a projection of future revenue. Our calculation of Bookings may differ from similarly-titled metrics presented by other companies.

Our Bookings decreased $30.3 million to $258.2 million for the three months ended June 30, 2021 from $288.5 million for the three months ended June 30, 2020. Bookings for the three months ended June 30, 2020 included one large deal valued at approximately $38 million. Excluding this deal from the comparative period, Bookings growth was 3% year-over-year. The 3% increase in Bookings was attributable to the execution of several initiatives focused on enhancing growth, including an investment in sales, an improvement in sales productivity, and an increase in the number of enterprise customers.

Annualized Recurring Revenue

We calculate Annualized Recurring Revenue, or ARR, by annualizing our actual revenue from existing recurring customer contracts (as defined under “Bookings” above) for the most recently completed fiscal quarter. ARR is not adjusted for the impact of any known or projected future customer cancellations, service upgrades or downgrades or price increases or decreases.

We use ARR as a measure of our revenue trend and an indicator of our future revenue opportunity from existing recurring customer contracts, assuming zero cancellations. The amount of actual revenue that we recognize over any 12-month period is likely to differ from ARR at the beginning of that period, sometimes significantly. This may occur due to new Bookings, higher or lower professional services revenue, subsequent changes in our pricing, service cancellations, upgrades or downgrades and acquisitions or divestitures. Our calculation of ARR may differ from similarly-titled metrics presented by other companies.

Our ARR was $2,492.9 million and $2,817.1 million for the three months ended June 30, 2020 and 2021, respectively.

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

Additionally, SG&A has historically included management fees. The management consulting agreements were terminated on August 4, 2020, and therefore no management fees will accrue or be payable for periods subsequent to that date, thereby reducing our SG&A expenses; however, we also expect certain of our other recurring SG&A costs to increase due to the expansion of accounting, legal, investor relations and other functions, incremental insurance coverage and other services needed to operate as a public company.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2021

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended June 30,				Year-Over-Year Comparison
	2020		2021
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$656.5	100.0%	$743.8	100.0%	$87.3	13.3%
Cost of revenue	(414.6)	(63.2)%	(508.3)	(68.3)%	(93.7)	22.6%
Gross profit	241.9	36.8%	235.5	31.7%	(6.4)	(2.6)%
Selling, general and administrative expenses	(219.2)	(33.4)%	(232.6)	(31.3)%	(13.4)	6.1%
Income from operations	22.7	3.5%	2.9	0.4%	(19.8)	(87.2)%
Other income (expense):
Interest expense	(68.9)	(10.5)%	(50.5)	(6.8)%	18.4	(26.7)%
Gain on investments, net	1.0	0.1%	0.1	0.0%	(0.9)	(90.0)%
Debt modification and extinguishment costs	—	—%	(0.5)	(0.1)%	(0.5)	100.0%
Other income, net	0.3	0.0%	0.6	0.1%	0.3	100.0%
Total other income (expense)	(67.6)	(10.3)%	(50.3)	(6.8)%	17.3	(25.6)%
Loss before income taxes	(44.9)	(6.8)%	(47.4)	(6.4)%	(2.5)	5.6%
Benefit for income taxes	12.3	1.9%	10.8	1.5%	(1.5)	(12.2)%
Net loss	$(32.6)	(5.0)%	$(36.6)	(4.9)%	$(4.0)	12.3%

Revenue

Revenue increased $87 million, or 13.3%, to $744 million in the three months ended June 30, 2021 from $657 million in the three months ended June 30, 2020. Revenue was positively impacted by new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue increased 11.4% year-over-year. The following table presents revenue growth by segment:

	Three Months Ended June 30,		% Change
(In millions, except %)	2020	2021	Actual	Constant Currency (1)
Multicloud Services	$519.0	$605.1	16.6%	14.6%
Apps & Cross Platform	79.9	92.7	16.1%	15.0%
Core Revenue	598.9	697.8	16.5%	14.6%
OpenStack Public Cloud	57.6	46.0	(20.1)%	(21.9)%
Total	$656.5	$743.8	13.3%	11.4%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in the three months ended June 30, 2021 increased 17%, on an actual basis, and 15% on a constant currency basis, from the three months ended June 30, 2020. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers.

Apps & Cross Platform revenue in the three months ended June 30, 2021 increased 16%, on an actual basis, and 15% on a constant currency basis, from the three months ended June 30, 2020, primarily due to growth in our offerings for managed security and management of productivity and collaboration applications, partially offset by a decrease in professional services revenue.

OpenStack Public Cloud revenue in the three months ended June 30, 2021 decreased 20%, on an actual basis, and 22% on a constant currency basis, from the three months ended June 30, 2020 due to customer churn.

Cost of Revenue

Cost of revenue increased $94 million, or 23%, to $508 million in the three months ended June 30, 2021 from $415 million in the three months ended June 30, 2020, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings and the impact of an increased volume of larger, multi-year customer contracts which typically have a larger infrastructure component and lower margins. The increase in third-party infrastructure was partially offset by a decrease in depreciation expense primarily related to certain property, equipment and software reaching the end of its useful life for depreciation purposes as we shift towards faster-growing, value-added service offerings which have significantly lower capital requirements than our legacy capital-intensive revenue streams. Additionally, in March 2021, we completed an assessment of the useful lives of certain customer gear equipment which resulted in a revision of certain useful lives within our policy ranges, further contributing to the reduction in depreciation expense. We also had a year-over-year reduction in data center costs as a result of initiatives to lower our cost structure, which included the consolidation of data center facilities. There was a moderate decline in personnel costs primarily due to an increased number of roles in lower-cost locations and a reduction in non-equity incentive bonus expense, partially offset by an increase in share-based compensation expense.

As a percentage of revenue, cost of revenue increased 510 basis points in the three months ended June 30, 2021 to 68.3% from 63.2% in the three months ended June 30, 2020, primarily driven by a 1,330 basis point increase in usage charges for third-party infrastructure, partially offset by a decrease related to depreciation, personnel, and data center expense.

Gross Profit and Non-GAAP Gross Profit

Our consolidated gross profit was $236 million in the three months ended June 30, 2021, a decrease of $6 million from $242 million in the three months ended June 30, 2020. Our Non-GAAP Gross Profit was $250 million in the three months ended June 30, 2021, a decrease of $1 million from $251 million in the three months ended June 30, 2020. Non-GAAP Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 31.7% in the three months ended June 30, 2021, a decrease of 510 basis points from 36.8% in the three months ended June 30, 2020.

The table below presents our segment non-GAAP gross profit and gross margin for the periods indicated, and the change in gross profit between periods:

	Three Months Ended June 30,				Year-Over-Year Comparison
(In millions, except %)	2020		2021
Non-GAAP gross profit by segment:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$200.7	38.7%	$202.0	33.4%	$1.3	0.6%
Apps & Cross Platform	27.0	33.8%	32.0	34.5%	5.0	18.5%
OpenStack Public Cloud	23.7	41.1%	16.1	35.0%	(7.6)	(32.1)%
Non-GAAP Gross Profit	251.4		250.1		(1.3)	(0.5)%
Less:
Share-based compensation expense	(2.3)		(4.3)
Other compensation expense (1)	(1.5)		(0.4)
Purchase accounting impact on expense (2)	(1.6)		(1.2)
Restructuring and transformation expenses (3)	(4.1)		(8.7)
Total consolidated gross profit	$241.9		$235.5

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(3)	Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses.

Multicloud Services non-GAAP gross profit was relatively flat year-over-year. Segment non-GAAP gross profit as a percentage of segment revenue decreased by 530 basis points, reflecting a 27% increase in segment cost of revenue and a 17% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs, partially offset by lower depreciation and data center costs.

Apps & Cross Platform non-GAAP gross profit increased 19% in the three months ended June 30, 2021 from the three months ended June 30, 2020. Segment non-GAAP gross profit as a percentage of segment revenue increased by 70 basis points, reflecting a 15% increase in segment cost of revenue and a 16% increase in segment revenue. The increase in cost of revenue was driven by the segment’s higher business volume as well as higher third-party infrastructure costs.

OpenStack Public Cloud non-GAAP gross profit decreased 32% in the three months ended June 30, 2021 from the three months ended June 30, 2020 due to customer churn. Segment non-GAAP gross profit as a percentage of segment revenue decreased by 610 basis points, reflecting a 20% decrease in segment revenue, partially offset by a 12% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from segment non-GAAP gross profit was $14.6 million in the three months ended June 30, 2021, an increase of $5.1 million from $9.5 million in the three months ended June 30, 2020, reflecting higher restructuring and transformation expenses and share-based compensation, partially offset by lower purchase accounting adjustments and other compensation expense. For more information about our segment non-GAAP gross profit, see Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $13 million, or 6%, to $233 million in the three months ended June 30, 2021 from $219 million in the three months ended June 30, 2020, primarily due to costs related to our business transformation initiatives and incremental costs to operate as a public company, partially offset by a reduction in management consulting fees as the agreements were terminated in connection with the IPO. Personnel costs also increased primarily due to share-based compensation expense, partially offset by a reduction in non-equity incentive bonus expense.

As a percentage of revenue, selling, general and administrative expenses decreased 210 basis points, to 31.3% in the three months ended June 30, 2021 from 33.4% in the three months ended June 30, 2020, for the reasons discussed above, including a 110 basis points reduction in personnel costs, and further impacted by our revenue growth.

Interest Expense

Interest expense decreased $18 million to $51 million in the three months ended June 30, 2021 from $69 million in the three months ended June 30, 2020, primarily driven by a reduction in total debt outstanding and lower interest rates as a result of significant debt refinancing transactions between periods.

Debt Modification and Extinguishment Costs

We recorded $0.5 million of debt modification and extinguishment costs in the three months ended June 30, 2021 related to the termination of the Receivables Financing Facility, as further discussed in Item 1 of Part I, Financial Statements - Note 6, "Debt."

Benefit for Income Taxes

Our income tax benefit decreased to $11 million in the three months ended June 30, 2021 from $12 million in the three months ended June 30, 2020. Our effective tax rate decreased from 27.4% in the three months ended June 30, 2020 to 23.0% in the three months ended June 30, 2021. The decrease in the effective tax rate year-over-year is primarily due to executive compensation that is nondeductible under IRC Section 162(m). The difference between the effective tax rate for the three months ended June 30, 2021 and the statutory rate is primarily due to the geographic distribution of profits and application of the GILTI provisions.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2021

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Six Months Ended June 30,				Year-Over-Year Comparison
	2020		2021
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$1,309.2	100.0%	$1,469.7	100.0%	$160.5	12.3%
Cost of revenue	(818.0)	(62.5)%	(998.9)	(68.0)%	(180.9)	22.1%
Gross profit	491.2	37.5%	470.8	32.0%	(20.4)	(4.2)%
Selling, general and administrative expenses	(447.0)	(34.1)%	(463.6)	(31.5)%	(16.6)	3.7%
Gain on sale of land	—	—%	19.9	1.4%	19.9	100.0%
Income from operations	44.2	3.4%	27.1	1.8%	(17.1)	(38.7)%
Other income (expense):
Interest expense	(140.9)	(10.8)%	(103.1)	(7.0)%	37.8	(26.8)%
Gain (loss) on investments, net	0.9	0.1%	(3.6)	(0.2)%	(4.5)	NM
Debt modification and extinguishment costs	—	—%	(37.5)	(2.5)%	(37.5)	100.0%
Other expense, net	(0.3)	(0.0)%	(1.2)	(0.1)%	(0.9)	NM
Total other income (expense)	(140.3)	(10.7)%	(145.4)	(9.9)%	(5.1)	3.6%
Loss before income taxes	(96.1)	(7.3)%	(118.3)	(8.0)%	(22.2)	23.1%
Benefit for income taxes	15.3	1.2%	17.7	1.2%	2.4	15.7%
Net loss	$(80.8)	(6.2)%	$(100.6)	(6.8)%	$(19.8)	24.5%
NM = not meaningful.

Revenue

Revenue increased $161 million, or 12.3%, to $1,470 million in the six months ended June 30, 2021 from $1,309 million in the six months ended June 30, 2020. Revenue was positively impacted by new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue increased 10.7% year-over-year. The following table presents revenue growth by segment:

	Six Months Ended June 30,		% Change
(In millions, except %)	2020	2021	Actual	Constant Currency (1)
Multicloud Services	$1,026.9	$1,184.7	15.4%	13.7%
Apps & Cross Platform	161.4	190.0	17.8%	16.9%
Core Revenue	1,188.3	1,374.7	15.7%	14.1%
OpenStack Public Cloud	120.9	95.0	(21.4)%	(22.8)%
Total	$1,309.2	$1,469.7	12.3%	10.7%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in the six months ended June 30, 2021 increased 15%, on an actual basis, and 14% on a constant currency basis, from the six months ended June 30, 2020. Underlying growth was primarily driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers.

Apps & Cross Platform revenue in the six months ended June 30, 2021 increased 18%, on an actual basis, and 17% on a constant currency basis, from the six months ended June 30, 2020, primarily due to growth in our offerings for managed security and management of productivity and collaboration applications, partially offset by a decrease in professional services revenue.

OpenStack Public Cloud revenue in the six months ended June 30, 2021 decreased 21%, on an actual basis, and 23% on a constant currency basis, from the six months ended June 30, 2020 due to customer churn.

Cost of Revenue

Cost of revenue increased $181 million, or 22%, to $999 million in the six months ended June 30, 2021 from $818 million in the six months ended June 30, 2020, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings and the impact of an increased volume of larger, multi-year customer contracts which typically have a larger infrastructure component and lower margins. Personnel costs also increased primarily due to higher severance expense related to business optimization initiatives to shift roles to lower-cost locations and an increase in share-based compensation expense, partially offset by a reduction in non-equity incentive bonus expense. The increase in third-party infrastructure and personnel costs was partially offset by a decrease in depreciation expense primarily related to certain property, equipment and software reaching the end of its useful life for depreciation purposes as we shift towards faster-growing, value-added service offerings which have significantly lower capital requirements than our legacy capital-intensive revenue streams. Additionally, in March 2021, we completed an assessment of the useful lives of certain customer gear equipment which resulted in a revision of certain useful lives within our policy ranges, further contributing to the reduction in depreciation expense. We also had year-over-year expense reductions in data center and license expenses as a result of initiatives to lower our cost structure, which included the consolidation of data center facilities and optimizing our vendor license spending.

As a percentage of revenue, cost of revenue increased 550 basis points in the six months ended June 30, 2021 to 68.0% from 62.5% in the six months ended June 30, 2020, primarily driven by a 1,340 basis point increase in usage charges for third-party infrastructure, partially offset by a decrease related to depreciation, data center, and license expense. Personnel costs also contributed to a reduction in basis points as revenue growth outpaced the expense increase between periods.

Gross Profit and Adjusted Consolidated and Non-GAAP Gross Profit

Our consolidated gross profit was $471 million in the six months ended June 30, 2021, a decrease of $20 million from $491 million in the six months ended June 30, 2020. Our Non-GAAP Gross Profit was $500 million in the six months ended June 30, 2021, a decrease of $8 million from $508 million in the six months ended June 30, 2020. Non-GAAP Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 32.0% in the six months ended June 30, 2021, a decrease of 550 basis points from 37.5% in the six months ended June 30, 2020.

The table below presents our segment non-GAAP gross profit and gross margin for the periods indicated, and the change in gross profit between periods:

	Six Months Ended June 30,				Year-Over-Year Comparison
(In millions, except %)	2020		2021
Non-GAAP gross profit by segment:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$397.5	38.7%	$398.4	33.6%	$0.9	0.2%
Apps & Cross Platform	57.1	35.4%	66.9	35.2%	9.8	17.2%
OpenStack Public Cloud	53.0	43.8%	34.7	36.5%	(18.3)	(34.5)%
Non-GAAP Gross Profit	507.6		500.0		(7.6)	(1.5)%
Less:
Share-based compensation expense	(4.1)		(9.2)
Other compensation expense (1)	(3.4)		(1.7)
Purchase accounting impact on expense (2)	(3.5)		(2.4)
Restructuring and transformation expenses (3)	(5.4)		(15.9)
Total consolidated gross profit	$491.2		$470.8

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(3)	Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses.

Multicloud Services non-GAAP gross profit was relatively flat year-over-year. Segment non-GAAP gross profit as a percentage of segment revenue decreased by 510 basis points, reflecting a 25% increase in segment cost of revenue and a 15% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs, partially offset by lower depreciation and data center costs.

Apps & Cross Platform non-GAAP gross profit increased by 17% in the six months ended June 30, 2021 from the six months ended June 30, 2020. Segment non-GAAP gross profit as a percentage of segment revenue was essentially flat year-over-year as segment revenue and cost of revenue increased in proportion with one another. The increase in cost of revenue was primarily driven by the segment’s higher business volume as well as higher third-party infrastructure costs.

OpenStack Public Cloud non-GAAP gross profit decreased 35% in the six months ended June 30, 2021 from the six months ended June 30, 2020, due to customer churn. Segment non-GAAP gross profit as a percentage of segment revenue decreased by 730 basis points, reflecting a 21% decrease in segment revenue, partially offset by an 11% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from segment non-GAAP gross profit was $29.2 million in the six months ended June 30, 2021, an increase of $12.8 million from $16.4 million in the six months ended June 30, 2020, reflecting higher restructuring and transformation expenses and share-based compensation, partially offset by lower purchase accounting adjustments and other compensation expense. For more information about our segment non-GAAP gross profit, see Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $17 million, or 4%, to $464 million in the six months ended June 30, 2021 from $447 million in the six months ended June 30, 2020, primarily due to costs related to our business transformation initiatives and incremental costs to operate as a public company, partially offset by a reduction in management consulting fees as the agreements were terminated in connection with the IPO. Personnel costs also increased primarily due to share-based compensation expense, partially offset by a reduction in non-equity incentive bonus expense.

As a percentage of revenue, selling, general and administrative expenses decreased 260 basis points, to 31.5% in the six months ended June 30, 2021 from 34.1% in the six months ended June 30, 2020, for the reasons discussed above, including a 130 basis points reduction in personnel costs, and further impacted by our revenue growth.

Gain on Sale of Land

In January 2021, we recorded a $20 million gain related to the sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers, as further discussed in Item 1 of Part I, Financial Statements - Note 4, "Property, Equipment and Software, net"

Interest Expense

Interest expense decreased $38 million to $103 million in the six months ended June 30, 2021 from $141 million in the six months ended June 30, 2020, primarily driven by a reduction in total debt outstanding and lower interest rates as a result of significant debt refinancing transactions between periods.

Debt Modification and Extinguishment Costs

In the six months ended June 30, 2021 we recorded $37 million and $0.5 million of debt modification and extinguishment costs related to the February 2021 Refinancing Transaction and termination of the Receivables Financing Facility, respectively, as further discussed in Item 1 of Part I, Financial Statements - Note 6, "Debt.

Benefit for Income Taxes

Our income tax benefit increased to $18 million in the six months ended June 30, 2021 from $15 million in the six months ended June 30, 2020. Our effective tax rate decreased from 15.9% in the six months ended June 30, 2020 to 15.0% in the six months ended June 30, 2021. The decrease in the effective tax rate year-over-year is primarily due to the geographic distribution of profits and executive compensation that is nondeductible under IRC Section 162(m). The difference between the effective tax rate for the six months ended June 30, 2021 and the statutory rate is primarily due to the geographic distribution of profits, application of GILTI provisions, as well as executive compensation that is nondeductible under IRC Section 162(m).

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

The following table presents, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$519.0	$605.1	$(10.5)	$594.6	16.6%	14.6%
Apps & Cross Platform	79.9	92.7	(0.9)	91.8	16.1%	15.0%
OpenStack Public Cloud	57.6	46.0	(1.0)	45.0	(20.1)%	(21.9)%
Total	$656.5	$743.8	$(12.4)	$731.4	13.3%	11.4%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$1,026.9	$1,184.7	$(17.2)	$1,167.5	15.4%	13.7%
Apps & Cross Platform	161.4	190.0	(1.4)	188.6	17.8%	16.9%
OpenStack Public Cloud	120.9	95.0	(1.6)	93.4	(21.4)%	(22.8)%
Total	$1,309.2	$1,469.7	$(20.2)	$1,449.5	12.3%	10.7%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

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

These non-GAAP measures are not intended to imply that we would have generated higher income or avoided net losses if the Rackspace Acquisition and the subsequent transactions and initiatives had not occurred. In the future we may incur expenses or charges such as those added back to calculate Non-GAAP Net Income (Loss), Non-GAAP Operating Profit or Adjusted EBITDA. Our presentation of Non-GAAP Net Income (Loss), Non-GAAP Operating Profit and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. Other companies, including our peer companies, may calculate similarly-titled measures in a different manner from us, and therefore, our non-GAAP measures may not be comparable to similarly-titled measures of other companies. Investors are cautioned against using these measures to the exclusion of our results in accordance with GAAP.

The following table presents a reconciliation of Non-GAAP Net Income (Loss), Non-GAAP Operating Profit and Adjusted EBITDA to our net loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2021	2020	2021
Net loss	$(32.6)	$(36.6)	$(80.8)	$(100.6)
Share-based compensation expense	9.1	20.4	16.6	37.6
Special bonuses and other compensation expense (a)	5.8	3.0	14.1	7.0
Transaction-related adjustments, net (b)	8.1	6.9	16.5	15.3
Restructuring and transformation expenses (c)	22.1	39.1	37.1	77.7
Management fees (d)	3.5	—	7.1	—
Gain on sale of land	—	—	—	(19.9)
Net (gain) loss on divestiture and investments (e)	(1.0)	(0.1)	(0.9)	3.6
Debt modification and extinguishment costs (f)	—	0.5	—	37.5
Other (income) expense, net (g)	(0.3)	(0.6)	0.3	1.2
Amortization of intangible assets (h)	44.0	47.1	88.2	93.5
Tax effect of non-GAAP adjustments (i)	(24.4)	(28.8)	(36.9)	(52.9)
Non-GAAP Net Income	34.3	50.9	61.3	100.0
Interest expense	68.9	50.5	140.9	103.1
Benefit for income taxes	(12.3)	(10.8)	(15.3)	(17.7)
Tax effect of non-GAAP adjustments (i)	24.4	28.8	36.9	52.9
Non-GAAP Operating Profit	115.3	119.4	223.8	238.3
Depreciation (j)	72.3	59.9	149.4	121.2
Adjusted EBITDA	$187.6	$179.3	$373.2	$359.5

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

(e)	Includes gains and losses on investment and from dispositions.
(f)	Includes expenses related to the February 2021 Refinancing Transaction and termination of the Receivables Financing Facility.
(g)	Reflects mainly changes in the fair value of foreign currency derivatives.
(h)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(i)
We utilize an estimated structural long-term non-GAAP tax rate in order to provide consistency across reporting periods, removing the effect of non-recurring tax adjustments, which include but are not limited to tax rate changes, U.S. tax reform, share-based compensation, audit conclusions and changes to valuation allowances. When computing this long-term rate for the 2020 and 2021 interim periods, we based it on an average of the 2019 and estimated 2020 tax rates and 2020 and estimated 2021 tax rates, respectively, recomputed to remove the tax effect of non-GAAP pre-tax adjustments and non-recurring tax adjustments, resulting in a structural non-GAAP tax rate of 26% for all periods. The non-GAAP tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate our long-term non-GAAP tax rate as appropriate. We believe that making these adjustments facilitates a better evaluation of our current operating performance and comparisons to prior periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2020	2021	2020	2021
Net loss attributable to common stockholders	$(32.6)	$(36.6)	$(80.8)	$(100.6)
Non-GAAP Net Income	$34.3	$50.9	$61.3	$100.0

Weighted average number of shares - Diluted	165.5	207.9	165.4	206.2
Effect of dilutive securities (a)	1.9	5.4	1.4	6.0
Non-GAAP weighted average number of shares - Diluted	167.4	213.3	166.8	212.2

Net loss per share - Diluted	$(0.20)	$(0.18)	$(0.49)	$(0.49)
Per share impacts of adjustments to net loss (b)	0.41	0.42	0.86	0.97
Per share impacts of shares dilutive after adjustments to net loss (a)	(0.00)	(0.00)	(0.00)	(0.01)
Non-GAAP EPS	$0.21	$0.24	$0.37	$0.47

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

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the Revolving Credit Facility. As of June 30, 2021, the Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn as of June 30, 2021. On June 29, 2021, as part of our on-going efforts to reduce debt, we entered into an agreement to voluntarily prepay and terminate the Receivables Financing Facility. As of June 30, 2021, we had no remaining outstanding balance under the Receivables Financing Facility. We believe our Revolving Credit Facility will provide sufficient liquidity, if needed, to cover amounts that we may have previously drawn upon under the terminated facility. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Facilities, the 5.375% Senior Notes, and the 3.50% Senior Secured Notes (see discussion below), on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

At June 30, 2021, we held $215 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $108 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $140 million outstanding with respect to these arrangements as of June 30, 2021. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $584 million outstanding with respect to operating and finance lease agreements as of June 30, 2021. We may choose to utilize such leasing arrangements in future periods.

As of June 30, 2021, we had $3,394 million aggregate principal amount outstanding under our Term Loan Facility, 5.375% Senior Notes, and 3.50% Senior Secured Notes, with $375 million of borrowing capacity available under the Revolving Credit Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for LIBOR loans and at the end of every calendar quarter for base rate loans. As of June 30, 2021, the interest rate on the Term Loan Facility was 3.50%. Beginning June 30, 2021, we are required to make quarterly amortization payments on the Term Loan Facility in an annual amount equal to 1.0% of the original principal amount of the Term Loan Facility, with the balance due at maturity. The Revolving Credit Facility includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This fee is subject to one step-down based on the net first lien leverage ratio. The Senior Facilities require us to make certain mandatory prepayments under certain conditions defined in the credit agreement.

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

As of June 30, 2021, $2,294 million aggregate principal amount of the Term Loan Facility remained outstanding. See Item 1 of Part I, Financial Statements - Note 6, "Debt" for more information regarding our Senior Facilities and the February 2021 Refinancing Transaction.

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

As of June 30, 2021, $550 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

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

As of June 30, 2021, $550 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

Debt covenants

Our Term Loan Facility is not subject to a financial maintenance covenant. As of June 30, 2021, our Revolving Credit Facility included a financial maintenance covenant that limits the borrower's net first lien leverage ratio to a maximum of 5.00 to 1.00. The net first lien leverage ratio is calculated as the ratio of (x) the total amount of the borrower’s first lien debt for borrowed money (which is currently identical to the total amount outstanding under the Senior Facilities), less the borrower’s unrestricted cash and cash equivalents, to (y) consolidated EBITDA (as defined under the First Lien Credit Agreement governing the Senior Facilities). However, this financial maintenance covenant will only be applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is equal to or greater than 35% of the Revolving Credit Facility commitments as of the last day of such fiscal quarter. Additional covenants in the Senior Facilities limit our subsidiaries' ability to, among other things, incur certain additional debt and liens, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates.

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

As of June 30, 2021, we were in compliance with all covenants under the Senior Facilities and the Indentures.

Capital Expenditures

The following table sets forth a summary of our capital expenditures for the periods indicated:

	Six Months Ended June 30,
(In millions)	2020	2021
Customer gear	$80.0	$85.1
Data center build outs	8.1	7.3
Office build outs	1.1	0.8
Capitalized software and other projects	37.0	47.6
Total capital expenditures	$126.2	$140.8

Capital expenditures were $141 million in the six months ended June 30, 2021, compared to $126 million in the six months ended June 30, 2020, an increase of $15 million. Capital expenditures were higher during the six months ended June 30, 2021, mainly due to the renewal of multi-year, enterprise storage and software license agreements.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Six Months Ended June 30,
(In millions)	2020	2021
Cash provided by operating activities	$98.8	$208.9
Cash used in investing activities	$(62.8)	$(31.7)
Cash provided by (used in) financing activities	$43.3	$(66.8)

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

Net cash provided by operating activities increased $110 million, or 111%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily driven by a $225 million increase in cash collections, primarily reflecting higher revenue levels and an increased focus on collection efforts with customers, and to a lesser extent, timing of collections. In addition, there was a $46 million decrease in debt interest payments due to lower interest rates on our long-term debt following various debt repurchase and refinancing transactions during the second half of 2020 and early 2021, and a $21 million decrease in employee-related payments due to the timing of payroll cycles in certain geographies. These operating cash flow increases were partially offset by a $169 million increase in operating expense payments, largely for third-party infrastructure costs.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build-outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities decreased $31 million, or 50%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease was mainly due to net proceeds of $31 million from the January 2021 sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers.

Cash Provided by or Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities was $67 million for the six months ended June 30, 2021 and net cash provided by financing activities was $43 million for the six months ended June 30, 2020. The change was primarily driven by net long-term debt activity of $50 million during the six months ended June 30, 2020, which included borrowings of $65 million under the Receivables Financing Facility that remained outstanding at quarter-end, offset by a $15 million Prior Term Loan Facility repayment and $1 million in debt issuance costs paid. Net payments for long-term debt activity were $62 million during the six months ended June 30, 2021, reflecting the refinancing of our Prior Term Loan Facility, a $65 million repayment on our Receivables Financing Facility, which was terminated, and $34 million in debt issuance costs paid. In addition, there were $44 million in proceeds from employee stock plans during the six months ended June 30, 2020, a $14 million increase in payments for finance leases and the first payment for the financing component of our interest rate swaps of $4 million.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities, which includes our $375 million Revolving Credit Facility and $2,294 million outstanding under the Term Loan Facility. As of June 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $2,294 million outstanding under the Term Loan Facility. As of June 30, 2021, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities.

Our Term Loan Facility bears interest at an annual rate equal to an applicable margin plus three-month LIBOR, subject to a 0.75% floor. We have entered into interest rate swap agreements indexed to three-month LIBOR in order to manage our risk from fluctuations in three-month LIBOR above the 0.75% floor. The fixed rates for each swap agreement are presented in the table below. As of June 30, 2021, the interest rate on the Term Loan Facility was 3.50%, equal to an applicable margin of 2.75% plus the 0.75% three-month LIBOR floor.

The key terms of the swaps outstanding as of June 30, 2021 are presented below:

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

See Item 1 of Part I, Financial Statements - Note 10, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See “Constant Currency Revenue.” While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the six months ended June 30, 2021, we recognized foreign currency transaction gains of $1 million within “Other income (expense), net” in our Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

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

During 2020, we entered into a series of foreign currency contracts to manage our exposure to movements in the British pound sterling, Euro, and Mexican peso. These contracts had three-month terms and settlement dates throughout the year. The June 30, 2020 settlement date resulted in us making a final net payment of $1.7 million. As of December 31, 2020, there was no notional amount outstanding related to these contracts.

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

See Item 1 of Part I, Financial Statements - Note 10, "Derivatives," for more information on foreign currency hedging contracts.

Power Prices

We are a large consumer of power. In the six months ended June 30, 2021, we expensed approximately $22 million for utility companies to power our data centers, representing approximately 2% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have fixed price power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

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

RACKSPACE TECHNOLOGY, INC.

Date:	August 11, 2021	By:	/s/ Amar Maletira
Amar Maletira
President and Chief Financial Officer
(Principal Financial and Accounting Officer)