Form 10-Q
period 2021-09-30
Rackspace Technology, Inc.
filed 2021-11-15
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021.
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

On November 10, 2021, 210,032,072 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this "Quarterly Report") contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2020	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$104.7	$260.0
Accounts receivable, net of allowance for doubtful accounts and accrued customer credits of $28.3 and $15.5, respectively	483.0	533.6
Prepaid expenses	123.8	92.7
Other current assets	47.0	63.9
Total current assets	758.5	950.2

Property, equipment and software, net	884.6	861.2
Goodwill, net	2,761.1	2,759.5
Intangible assets, net	1,646.3	1,508.8
Operating right-of-use assets	171.1	143.7
Other non-current assets	156.2	168.1
Total assets	$6,377.8	$6,391.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$285.4	$372.0
Accrued compensation and benefits	110.6	101.6
Deferred revenue	76.7	91.5
Debt	43.4	23.0
Accrued interest	26.5	30.1
Operating lease liabilities	62.2	64.1
Finance lease liabilities	40.7	61.9
Financing obligations	48.8	54.5
Other current liabilities	47.9	47.7
Total current liabilities	742.2	846.4

Non-current liabilities:
Debt	3,319.3	3,314.8
Operating lease liabilities	118.2	90.6
Finance lease liabilities	358.1	354.9
Financing obligations	74.1	69.9
Deferred income taxes	236.7	208.5
Other non-current liabilities	145.5	135.4
Total liabilities	4,994.1	5,020.5

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 201.8 and 209.9 shares issued and outstanding, respectively	2.0	2.1
Additional paid-in capital	2,363.6	2,472.3
Accumulated other comprehensive loss	(18.6)	(4.7)
Accumulated deficit	(963.3)	(1,098.7)
Total stockholders' equity	1,383.7	1,371.0
Total liabilities and stockholders' equity	$6,377.8	$6,391.5

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2021	2020	2021
Revenue	$681.7	$762.5	$1,990.9	$2,232.2
Cost of revenue	(435.9)	(530.8)	(1,253.9)	(1,529.7)
Gross profit	245.8	231.7	737.0	702.5
Selling, general and administrative expenses	(260.5)	(234.6)	(707.5)	(698.2)
Gain on sale of land	—	—	—	19.9
Income (loss) from operations	(14.7)	(2.9)	29.5	24.2
Other income (expense):
Interest expense	(68.3)	(51.5)	(209.2)	(154.6)
Gain (loss) on investments, net	—	—	0.9	(3.6)
Debt modification and extinguishment costs	(37.0)	—	(37.0)	(37.5)
Other income (expense), net	0.7	0.1	0.4	(1.1)
Total other income (expense)	(104.6)	(51.4)	(244.9)	(196.8)
Loss before income taxes	(119.3)	(54.3)	(215.4)	(172.6)
Benefit for income taxes	18.1	19.5	33.4	37.2
Net loss	$(101.2)	$(34.8)	$(182.0)	$(135.4)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$11.7	$(8.8)	$(7.8)	$(3.1)
Unrealized gain (loss) on derivative contracts	1.3	0.6	(46.2)	4.0
Amount reclassified from accumulated other comprehensive income (loss) to earnings	3.2	4.5	4.5	13.0
Other comprehensive income (loss)	16.2	(3.7)	(49.5)	13.9
Comprehensive loss	$(85.0)	$(38.5)	$(231.5)	$(121.5)

Net loss per share:
Basic and diluted	$(0.54)	$(0.17)	$(1.05)	$(0.65)
Weighted average number of shares outstanding:
Basic and diluted	186.7	209.3	172.6	207.3

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2021
Cash Flows From Operating Activities
Net loss	$(182.0)	$(135.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	355.1	321.2
Amortization of operating right-of-use assets	50.7	51.4
Deferred income taxes	(40.2)	(35.2)
Share-based compensation expense	56.8	56.7
Gain on sale of land	—	(19.9)
Debt modification and extinguishment costs	37.0	37.5
Unrealized (gain) loss on derivative contracts	(2.6)	12.7
(Gain) loss on investments, net	(0.9)	3.6
Provision for bad debts and accrued customer credits	11.0	(6.1)
Amortization of debt issuance costs and debt discount	13.9	6.8
Other operating activities	(2.5)	(1.3)
Changes in operating assets and liabilities:
Accounts receivable	(92.7)	(44.6)
Prepaid expenses and other current assets	(13.7)	20.1
Accounts payable, accrued expenses, and other current liabilities	(10.4)	87.1
Deferred revenue	(7.2)	14.4
Operating lease liabilities	(43.4)	(49.1)
Other non-current assets and liabilities	3.8	(8.7)
Net cash provided by operating activities	132.7	311.2
Cash Flows From Investing Activities
Purchases of property, equipment and software	(97.6)	(87.2)
Proceeds from sale of land	—	31.3
Other investing activities	5.4	3.7
Net cash used in investing activities	(92.2)	(52.2)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	659.1	—
Proceeds from employee stock plans	11.3	51.4
Shares of common stock withheld for employee taxes	(2.0)	—
Proceeds from borrowings under long-term debt arrangements	310.0	2,838.5
Payments on long-term debt	(811.3)	(2,872.1)
Payments for debt issuance costs	(1.4)	(34.5)
Payments on financing component of interest rate swap	—	(8.6)
Principal payments of finance lease liabilities	(14.3)	(35.7)
Proceeds from financing obligations	20.9	—
Principal payments of financing obligations	(43.8)	(40.6)
Net cash provided by (used in) financing activities	128.5	(101.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.4	(2.1)
Increase in cash, cash equivalents, and restricted cash	169.4	155.3
Cash, cash equivalents, and restricted cash at beginning of period	87.1	108.1
Cash, cash equivalents, and restricted cash at end of period	$256.5	$263.4

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$188.1	$132.3
Cash payments for income taxes, net of refunds	$13.3	$7.5

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$77.1	$52.6
Acquisition of property, equipment and software by financing obligations	20.5	42.7
Decrease in property, equipment and software accrued in liabilities	(21.1)	(6.8)
Non-cash purchases of property, equipment and software	$76.5	$88.5

Non-cash increase in buildings within property, equipment and software, net due to lease modification	$220.3	$—
Offering costs included in accrued liabilities	$1.3	$—
Other non-cash investing and financing activities	$2.8	$0.7

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
(In millions)	2020	2021
Cash and cash equivalents	$253.2	$260.0
Restricted cash included in other non-current assets	3.3	3.4
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$256.5	$263.4

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	165.6	$1.6	$1,619.2	$(53.7)	$(798.3)	$768.8
Issuance of common stock	33.5	0.4	657.4	—	—	657.8
Exercise of stock options and release of stock awards, net of shares withheld	1.1	—	9.8	—	—	9.8
Share-based compensation expense	—	—	40.2	—	—	40.2
Net loss	—	—	—	—	(101.2)	(101.2)
Other comprehensive income	—	—	—	16.2	—	16.2
Balance at September 30, 2020	200.2	$2.0	$2,326.6	$(37.5)	$(899.5)	$1,391.6

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	165.4	$1.6	$1,602.7	$12.0	$(717.5)	$898.8
Issuance of common stock	33.5	0.4	657.4	—	—	657.8
Exercise of stock options and release of stock awards, net of shares withheld	1.3	—	9.7	—	—	9.7
Share-based compensation expense	—	—	56.8	—	—	56.8
Net loss	—	—	—	—	(182.0)	(182.0)
Other comprehensive loss	—	—	—	(49.5)	—	(49.5)
Balance at September 30, 2020	200.2	$2.0	$2,326.6	$(37.5)	$(899.5)	$1,391.6

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	209.0	$2.1	$2,445.3	$(1.0)	$(1,063.9)	$1,382.5
Exercise of stock options and release of stock awards	0.9	—	7.9	—	—	7.9
Share-based compensation expense	—	—	19.1	—	—	19.1
Net loss	—	—	—	—	(34.8)	(34.8)
Other comprehensive loss	—	—	—	(3.7)	—	(3.7)
Balance at September 30, 2021	209.9	$2.1	$2,472.3	$(4.7)	$(1,098.7)	$1,371.0

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	201.8	$2.0	$2,363.6	$(18.6)	$(963.3)	$1,383.7
Issuance of common stock	2.7	—	—	—	—	—
Exercise of stock options and release of stock awards	5.0	0.1	45.7	—	—	45.8
Issuance of shares from Employee Stock Purchase Plan	0.4	—	6.3	—	—	6.3
Share-based compensation expense	—	—	56.7	—	—	56.7
Net loss	—	—	—	—	(135.4)	(135.4)
Other comprehensive income	—	—	—	13.9	—	13.9
Balance at September 30, 2021	209.9	$2.1	$2,472.3	$(4.7)	$(1,098.7)	$1,371.0

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

Unaudited Interim Financial Information

The unaudited consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2020 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the SEC disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report on Form 10-K"). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2021, our results of operations and stockholders' equity for the three and nine months ended September 30, 2020 and 2021, and our cash flows for the nine months ended September 30, 2020 and 2021.

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2021, or for any other interim period, or for any other future year.

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

Significant Accounting Policies and Estimates

Our Annual Report on Form 10-K includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the nine months ended September 30, 2021, other than the addition of our policy regarding restructuring activities, discussed below.

Restructuring Activities

We record restructuring activities including costs for one-time termination benefits in accordance with Accounting Standards Codification ("ASC") No. 420, Exit or Disposal Cost Obligations (“ASC 420”). The timing of recognition for severance costs accounted for under ASC 420 depends on whether employees are required to render service until they are terminated in order to receive the termination benefits. If employees are required to render service until they are terminated in order to receive the termination benefits, a liability is recognized ratably over the future service period. Otherwise, a liability is recognized when management has committed to a restructuring plan and has communicated those actions to employees.

Under ASC 420-10, we establish a liability for a cost associated with an exit or disposal activity, including severance and non-lease contract termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.

See Note 8, "July 2021 Restructuring Plan," for additional information.

Change in Accounting Estimate

In March 2021, we completed an assessment of the useful lives of certain assets within the Computers and equipment asset class. The timing of this review was based on a combination of factors accumulating over time that provided the company with updated information to make a better estimate on the economic lives of certain property and equipment. These factors included changes in customer purchasing patterns, technological advancements and the availability of extended equipment warranties. The assessment resulted in a revision within our policy ranges for certain useful lives in this asset class. This change in accounting estimate was effective in the first quarter of 2021. The effect of this change was a reduction in depreciation expense of $5.3 million and $19.4 million for the three and nine months ended September 30, 2021, respectively.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. The current portion of "Finance lease liabilities" is now presented separately from "Other current liabilities" in the Consolidated Balance Sheets.

Recently Adopted Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted this guidance on January 1, 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements.

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Consolidated Balance Sheets Account	December 31, 2020	September 30, 2021
Accounts receivable, net	Accounts receivable, net (1)	$483.0	$533.6
Current portion of contract assets	Other current assets	12.2	14.9
Non-current portion of contract assets	Other non-current assets	13.9	12.9
Current portion of deferred revenue	Deferred revenue	76.7	91.5
Non-current portion of deferred revenue	Other non-current liabilities	14.2	13.5

(1)    Allowance for doubtful accounts and accrued customer credits was $28.3 million and $15.5 million as of December 31, 2020 and September 30, 2021, respectively.

Amounts recognized in revenue for the three months ended September 30, 2020 and 2021, which were included in deferred revenue as of the beginning of each period, totaled $28.0 million and $26.4 million, respectively. Amounts recognized in revenue for the nine months ended September 30, 2020 and 2021, which were included in deferred revenue as of the beginning of each period, totaled $55.6 million and $54.7 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2020 and September 30, 2021, the balances of capitalized costs to obtain a contract were $59.3 million and $55.8 million, respectively, and the balances of capitalized costs to fulfill a contract were $25.0 million and $24.9 million, respectively. These capitalized costs are included in “Other non-current assets” on the Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2021	2020	2021
Amortization of capitalized sales commissions	$11.0	$11.1	$33.2	$32.6
Amortization of capitalized implementation costs	4.4	4.6	13.0	13.5

Remaining Performance Obligations

As of September 30, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was $754.0 million, of which 22% is expected to be recognized as revenue during 2021 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. Our other revenue arrangements are usage-based, and as such, we recognize revenue based on the right to invoice for the services performed.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2021	2020	2021
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(101.2)	$(34.8)	$(182.0)	$(135.4)
Weighted average shares outstanding:
Common stock	186.7	209.3	172.6	207.3
Number of shares used in per share computations	186.7	209.3	172.6	207.3
Net loss per share	$(0.54)	$(0.17)	$(1.05)	$(0.65)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 26.5 million and 20.7 million potential common shares from the computation of dilutive loss per share for the three months ended September 30, 2020 and 2021, respectively, and 26.5 million and 20.7 million potential shares for the nine months ended September 30, 2020 and 2021, respectively, because the effect would have been anti-dilutive.

4. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2020	September 30, 2021
Computers and equipment	$1,191.8	$1,213.3
Software	472.4	463.6
Furniture and fixtures	22.4	21.9
Buildings and leasehold improvements	513.1	513.2
Land	32.6	21.2
Property, equipment and software, at cost	2,232.3	2,233.2
Less: Accumulated depreciation	(1,366.8)	(1,384.8)
Work in process	19.1	12.8
Property, equipment and software, net	$884.6	$861.2

On January 15, 2021, we completed the sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers. The net book value of the land prior to the sale was $11.4 million and we received cash proceeds of $32.2 million, less brokerage and professional fees of $0.9 million, resulting in net cash proceeds of $31.3 million. Therefore, we recorded a gain on sale of land of $19.9 million to "Gain on sale of land" in the Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2021.

5. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment:

(In millions)	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total Consolidated
Balance as of December 31, 2020 (1)	$2,386.0	$322.6	$52.5	$2,761.1
Foreign currency translation	(1.4)	(0.1)	(0.1)	(1.6)
Balance as of September 30, 2021	$2,384.6	$322.5	$52.4	$2,759.5
(1)    Multicloud Services had accumulated impairment charges of $295.0 million as of December 31, 2020.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2020			September 30, 2021
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,986.2	$(624.0)	$1,362.2	$1,983.0	$(743.6)	$1,239.4
Property tax abatement	16.0	(7.4)	8.6	16.0	(8.7)	7.3
Other	47.7	(22.2)	25.5	28.2	(16.1)	12.1
Total definite-lived intangible assets	2,049.9	(653.6)	1,396.3	2,027.2	(768.4)	1,258.8
Trade name (indefinite-lived)	250.0	—	250.0	250.0	—	250.0
Total intangible assets other than goodwill	$2,299.9	$(653.6)	$1,646.3	$2,277.2	$(768.4)	$1,508.8

6. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2020		September 30, 2021
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
Prior Term Loan Facility	November 3, 2023	4.00%	$2,795.6	—%	$—
Term Loan Facility	February 15, 2028	—%	—	3.50%	2,288.5
Revolving Credit Facility	August 7, 2025	—%	—	—%	—
3.50% Senior Secured Notes	February 15, 2028	—%	—	3.50%	550.0
5.375% Senior Notes	December 1, 2028	5.375%	550.0	5.375%	550.0
Receivables Financing Facility	July 19, 2022	2.37%	65.0	—%	—
Less: unamortized debt issuance costs			(44.2)		(37.7)
Less: unamortized debt discount			(3.7)		(13.0)
Total debt			3,362.7		3,337.8
Less: current portion of debt			(43.4)		(23.0)
Debt, excluding current portion			$3,319.3		$3,314.8
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

As of September 30, 2021, the interest rate on the Term Loan Facility was 3.50%. We are required to make quarterly principal payments of $5.8 million, which began on June 30, 2021. See Note 11, "Derivatives," for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

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

The fair value of the Term Loan Facility as of September 30, 2021 was $2,265.6 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

Rackspace Technology Global is the borrower under the Senior Facilities, and all obligations under the Senior Facilities are (i) guaranteed by Inception Parent, Inc., Rackspace Technology Global’s immediate parent company, on a limited recourse basis and secured by the equity interests of Rackspace Technology Global held by Inception Parent, Inc. and (ii) guaranteed by Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries and secured by substantially all material owned assets of Rackspace Technology Global and the subsidiary guarantors, including the equity interests held by each, in each case subject to certain exceptions. The only financial covenant is with respect to the Revolving Credit Facility which limits the net first lien leverage ratio to a maximum of 5.00 to 1.00; however, this covenant is only applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25.0 million of undrawn letters of credit and cash collateralized letters of credit) is equal to or greater than 35% of the Revolving Credit Facility commitments at the end of a fiscal quarter. Other covenants include limitations on restricted payments, indebtedness, investments, liens, asset sales and transactions with affiliates. As of September 30, 2021, we were in compliance with all covenants under the Senior Facilities.

The Revolving Credit Facility matures on August 7, 2025. As of September 30, 2021, we had total commitments of $375.0 million and no outstanding borrowings under the Revolving Credit Facility or letters or credit issued thereunder.

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

As of September 30, 2021, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of September 30, 2021 was $529.4 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

As of September 30, 2021, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of September 30, 2021 was $539.0 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

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

During the nine months ended September 30, 2021, the SPV repaid the outstanding balance of $50.0 million and terminated the Receivables Financing Facility. The termination resulted in expense of $0.5 million recorded within "Debt modification and extinguishment costs" in our Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2021. The expense was comprised of the write-off of the unamortized debt issuance costs, as well as third party fees associated with the termination.

February 2021 Refinancing Transaction

The February 2021 Refinancing Transaction represented an extinguishment and modification of debt. We derecognized $2,795.6 million of the Prior Term Loan Facility and wrote off $9.4 million in unamortized debt issuance costs and debt discount associated with the portion of the Prior Term Loan Facility that was deemed extinguished. We recognized $2,300.0 million borrowed under the Term Loan Facility and $41.0 million of associated debt issuance costs and debt discount, including amounts allocated from the Prior Term Loan Facility, both classified as a direct deduction from the carrying value of non-current debt on our Consolidated Balance Sheets. We recognized $550.0 million aggregate principal amount of the 3.50% Senior Secured Notes due 2028 and $6.8 million of associated debt issuance costs, including amounts allocated from the Prior Term Loan Facility. The February 2021 Refinancing Transaction resulted in expense of $37.0 million recorded within "Debt modification and extinguishment costs" in our Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2021. The expense was comprised of the write-off of unamortized debt issuance costs and debt discount associated with the portion of the Prior Term Loan Facility that was deemed extinguished, as well as $27.6 million in third party fees associated with the modification.

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

8. July 2021 Restructuring Plan

On July 21, 2021, we committed to an internal restructuring plan (the "July 2021 Restructuring Plan") which will drive a change in the type and location of certain positions and is expected to result in the termination of approximately 10% of our workforce. Substantially all of the employees impacted by the reduction in workforce were notified of the reduction on July 22, 2021 and will exit the company over the next 12 months.

During the three and nine months ended September 30, 2021, we incurred employee related costs, primarily consisting of one-time termination benefits and certain contractual termination benefits with executives, and other costs, which are accounted for as exit and disposal costs under ASC 420. Other costs consisted of professional fees, asset write-offs, and the impact of a contract termination with a third-party. These costs are recorded within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss, the components of which were as follows:

(In millions)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Employee related costs	$8.6	$11.1
Other	7.5	11.4
Total restructuring charges	$16.1	$22.5

A portion of the other costs are non-cash charges, representing $4.4 million and $5.4 million in the three and nine months ended September 30, 2021, respectively. These amounts are related to asset write-offs and the contract termination.

Liability activity for restructuring costs that are expected to be settled in cash are presented in the table below.

(In millions)	Employee Related	Other	Total
Liability as of March 31, 2021	$—	$—	$—
Charges	2.5	2.9	5.4
Cash payments	—	—	—
Liability as of June 30, 2021	$2.5	$2.9	$5.4
Charges	8.6	3.1	11.7
Cash payments	(1.4)	(0.1)	(1.5)
Liability as of September 30, 2021	$9.7	$5.9	$15.6
Total cumulative costs incurred as of September 30, 2021	$11.1	$6.0	$17.1
Total expected costs to be incurred	$15.3	$10.0	$25.3

The liability for employee related costs was recorded in "Accrued compensation and benefits" in the Consolidated Balance Sheets as of September 30, 2021. The liabilities for other costs were recorded in "Accounts payable and accrued expenses" and "Other current liabilities" in the Consolidated Balance Sheets as of September 30, 2021.

9. Share-Based Compensation

During the nine months ended September 30, 2021, we granted 7.3 million restricted stock units ("RSUs") under the Rackspace Technology, Inc. 2020 Equity Incentive Plan with a weighted-average grant date fair value of $18.40. The majority of the RSUs were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service.

Additionally, we have granted certain awards with vesting dependent upon the attainment of predetermined financial performance results over the next three years. The performance metric that will determine vesting of these awards is Non-GAAP Operating Profit (as defined in the applicable award agreement) measured over a trailing four-quarter period. Share-based compensation expense is recognized when it is probable that the performance condition will be achieved.

Share-based compensation expense recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2021	2020	2021
Cost of revenue	$4.5	$4.0	$8.6	$13.2
Selling, general and administrative expenses	35.7	15.1	48.2	43.5
Pre-tax share-based compensation expense	40.2	19.1	56.8	56.7
Less: Income tax benefit	(8.4)	(4.0)	(11.9)	(11.9)
Total share-based compensation expense, net of tax	$31.8	$15.1	$44.9	$44.8

As of September 30, 2021, there was $137.0 million of total unrecognized compensation cost related to stock options, RSUs, and the ESPP, which will be recognized using the straight-line method over a weighted average period of 2.2 years.

10. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three months ending September 30, 2021, we had a release of historic tax reserves that resulted in a tax benefit of $13.4 million, due to the lapse of statute of limitations. For the three months ended September 30, 2021, our effective tax rate is higher than the U.S. federal statutory rate of 21% due to the net impact of the geographic distribution of our earnings, which included the release of the aforementioned historic tax reserves, and application of the global intangible low-taxed income (“GILTI”) provisions that were implemented with the Tax Cuts and Jobs Act (the “Act”) that was passed on December 22, 2017. For the nine months ended September 30, 2021, our effective tax rate is higher than the U.S. federal statutory rate due to the net impact of the geographical distribution of our earnings, which included the release of the aforementioned historic tax reserves, and tax effects from share-based compensation.

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

During the nine months ended September 30, 2021, we completed a series of transactions to modify our interest rate swap positions as follows: (i) All the interest rate swaps outstanding as of December 31, 2020, as shown in the table below, with the exception of the agreement that matured on February 3, 2021, were de-designated as cash flow hedges on January 31, 2021, (ii) on February 12, 2021, we entered into a $900.0 million receive-fixed interest rate swap which was designed to offset the terms of the remaining two December 2016 swaps, and (iii) on February 12, 2021, we terminated all December 2018 swaps and entered into a $1.35 billion pay-fixed interest rate swap, effectively blending the liability position of our existing interest rate swap agreements into the new swap and extending the term of our hedged position to February 2026.

The amount remaining in “Accumulated other comprehensive income (loss)" for the de-designated December 2016 and December 2018 swaps at the de-designation date was approximately $51.6 million, and will be amortized as an increase to "Interest expense" over the effective period of the original swap agreements.

The new receive-fixed interest rate swap qualifies as a hybrid instrument in accordance with ASC No. 815, Derivatives and Hedging, consisting of a loan and an embedded derivative for which the fair value option has been elected. This $900.0 million swap will remain undesignated to economically offset the now undesignated December 2016 swaps. This new swap and the December 2016 swaps mature on February 3, 2022. Cash settlements related to this receive-fixed interest rate swap will offset and are classified as operating activities in the Consolidated Statements of Cash Flows.

The new pay-fixed interest rate swap also qualifies as a hybrid instrument in accordance with ASC No. 815, Derivatives and Hedging, consisting of a loan and an embedded at-market derivative that was designated as a cash flow hedge. The loan is accounted for at amortized cost over the life of the swap while the embedded at-market derivative is accounted for at fair value. This new $1.35 billion swap is indexed to three-month LIBOR and will be net settled on a quarterly basis with the counterparty for the difference between the fixed rate of 2.3820% and the variable rate based upon three-month LIBOR (subject to a floor of 0.75%) as applied to the notional amount of the swap. In connection with the transactions discussed above, no cash was exchanged between us and the counterparty. The liability of the terminated interest rate swaps as well as the inception value of the receive-fixed interest rate swap was blended into the new pay-fixed interest rate swap. The cash flows related to the portion treated as debt will be classified as financing activities in the Consolidated Statements of Cash Flows while the portion treated as an at-market derivative will be classified as operating activities.

As of September 30, 2021, the cash flow hedge was highly effective.

The key terms of interest rate swaps outstanding are presented below:

Effective Date	Fixed Rate Paid (Received)	December 31, 2020		September 30, 2021
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2016:
February 3, 2017	1.7625%	$150.0	Active	$—	Matured	February 3, 2021
February 3, 2017	1.9040%	450.0	Active	450.0	Active	February 3, 2022
February 3, 2017	1.9040%	450.0	Active	450.0	Active	February 3, 2022

Entered into December 2018:
February 3, 2019	2.7490%	150.0	Active	—	Terminated	November 3, 2023
February 3, 2020	2.7350%	150.0	Active	—	Terminated	November 3, 2023
February 3, 2021	2.7360%	150.0	Active	—	Terminated	November 3, 2023
February 3, 2022	2.7800%	900.0	Active	—	Terminated	November 3, 2023

Entered into February 2021:
February 3, 2021	(1.9040)%	—	N/A	(900.0)	Active	February 3, 2022
February 9, 2021	2.3820%	—	N/A	1,350.0	Active	February 9, 2026
Total		$2,400.0		$1,350.0

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

During 2020, we entered into a series of foreign currency contracts to manage our exposure to movements in the British pound sterling, Euro, and Mexican peso. These contracts had three-month terms and settlement dates throughout the year. The June 30, 2020 and September 30, 2020 settlement dates resulted in us making final net payments of $1.7 million and $1.6 million, respectively. As of December 31, 2020, there was no notional amount outstanding related to these contracts.

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

Fair Values of Derivatives on the Consolidated Balance Sheets

The fair values of our derivatives and their location on the Consolidated Balance Sheets as of December 31, 2020 and September 30, 2021 were as follows:

		December 31, 2020		September 30, 2021
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Other current assets (1)	$—	$—	$5.5	$—
Interest rate swaps	Other current liabilities	—	—	—	5.5
Foreign currency contracts	Other current assets	—	—	0.1	—
Foreign currency contracts	Other current liabilities	—	1.7	—	0.9
Total		$—	$1.7	$5.6	$6.4

Derivatives designated as hedging instruments	Location
Interest rate swaps	Other non-current assets	$—	$—	$12.9	$—
Interest rate swaps	Other current liabilities (2)	—	22.6	—	21.4
Interest rate swaps	Other non-current liabilities (3)	—	64.4	—	60.8
Total		$—	$87.0	$12.9	$82.2
(1)    The entire balance as of September 30, 2021 is comprised of the receive-fixed interest rate swap for which the fair value option has been elected.
(2)    The balance as of September 30, 2021 includes $17.2 million related to the financing component of the pay-fixed interest rate swap.
(3)    The entire balance as of September 30, 2021 is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2020			September 30, 2021
(In millions)	Gross Amounts on Balance Sheet	Effect of Counter-Party Netting	Net Amounts	Gross Amounts on Balance Sheet	Effect of Counter-Party Netting	Net Amounts
Assets
Interest rate swaps	$—	$—	$—	$18.4	$(18.4)	$—
Foreign currency contracts	—	—	—	0.1	(0.1)	—
Total	$—	$—	$—	$18.5	$(18.5)	$—

Liabilities
Interest rate swaps	$87.0	$—	$87.0	$87.7	$(18.4)	$69.3
Foreign currency contracts	1.7	—	1.7	0.9	(0.1)	0.8
Total	$88.7	$—	$88.7	$88.6	$(18.5)	$70.1

Effect of Derivatives on the Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2021 was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2020	2021	2020	2021
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest expense	$—	$(4.9)	$(3.2)	$(14.3)
Foreign currency contracts	Other income (expense), net	(3.3)	2.9	0.3	0.9

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest expense	$(4.4)	$(1.3)	$(6.1)	$(4.9)

Interest expense was $68.3 million and $51.5 million for the three months ended September 30, 2020 and 2021, respectively, and $209.2 million and $154.6 million for the nine months ended September 30, 2020 and 2021, respectively. As of September 30, 2021, the amount of cash flow hedge losses included within "Accumulated other comprehensive income (loss)" that is expected to be reclassified as an increase to "Interest expense" over the next 12 months is approximately $23.6 million. See Note 12, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of September 30, 2021, our interest rate swap agreements with an aggregate fair value of $87.7 million were in a net liability position. However, if we were in default, our master netting arrangements with certain of our interest rate swap counterparties contain provisions which could result in net settlement of all outstanding agreements.

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Loss
Balance at June 30, 2020	$(7.5)	$(46.2)	$(53.7)
Foreign currency translation adjustments, net of tax expense of $1.0	11.7	—	11.7
Unrealized gain on derivative contracts, net of tax expense of $0.4	—	1.3	1.3
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.2(1)	—	3.2	3.2
Balance at September 30, 2020	$4.2	$(41.7)	$(37.5)
(1)     Includes interest expense recognized of $5.9 million, partially offset by amortization of off-market swap value of $1.5 million for the three months ended September 30, 2020.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$12.0	$—	$12.0
Foreign currency translation adjustments, net of tax benefit of $0.4	(7.8)	—	(7.8)
Unrealized loss on derivative contracts, net of tax benefit of $15.9	—	(46.2)	(46.2)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.6 (1)	—	4.5	4.5
Balance at September 30, 2020	$4.2	$(41.7)	$(37.5)
(1)     Includes interest expense recognized of $10.3 million, partially offset by amortization of off-market swap value of $4.2 million for the nine months ended September 30, 2020.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Loss
Balance at June 30, 2021	$26.5	$(27.5)	$(1.0)
Foreign currency translation adjustments, net of tax benefit of $0.8	(8.8)	—	(8.8)
Unrealized gain on derivative contracts, net of tax expense of $0.2	—	0.6	0.6
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.6 (1)	—	4.5	4.5
Balance at September 30, 2021	$17.7	$(22.4)	$(4.7)
(1)     Includes interest expense recognized of $1.2 million and amortization of off-market swap value and accumulated loss at hedge de-designation of $4.9 million for the three months ended September 30, 2021.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$20.8	$(39.4)	$(18.6)
Foreign currency translation adjustments, net of tax benefit of $0.5	(3.1)	—	(3.1)
Unrealized gain on derivative contracts, net of tax expense of $1.4	—	4.0	4.0
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $4.5 (1)	—	13.0	13.0
Balance at September 30, 2021	$17.7	$(22.4)	$(4.7)
(1)     Includes interest expense recognized of $5.2 million and amortization of off-market swap value and accumulated loss at hedge de-designation of $12.3 million for the nine months ended September 30, 2021.

13. Related Party Transactions

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

On July 24, 2020, we executed termination letters with each of the parties to the Apollo/Searchlight Management Consulting Agreement, the Transaction Fee Agreement and the ABRY Management Consulting Agreement, whereby all such agreements terminated effective as of the pricing of our initial public offering (the “IPO”) on August 4, 2020. Therefore no management consulting or transaction fees were accrued or were payable under any of these agreements for periods subsequent to August 4, 2020.

Affiliates of ABRY are also Term Loan Facility lenders under the First Lien Credit Agreement. As of September 30, 2021, the outstanding principal amount of the Term Loan Facility was $2,288.5 million, of which $47.8 million, or 2.1%, is due to ABRY affiliates.

As part of the IPO, Apollo Global Securities, LLC ("Apollo Global Securities"), an affiliate of Apollo, received fees of $2.7 million in connection with their role as an underwriter in the IPO.

Apollo Global Securities also received $0.6 million in connection with their role as an initial purchaser of the 3.50% Senior Secured Notes issued on February 9, 2021 and $2.3 million in arranger fees in connection with the entry into the Term Loan Facility on February 9, 2021.

On February 2, 2021, we issued 2,665,935 shares of common stock to DPH 123, LLC, an ABRY affiliate, for no additional consideration pursuant to the Agreement and Plan of Merger, dated as of September 6, 2017, in connection with our November 15, 2017 acquisition of Datapipe Parent, Inc.

14. Segment Reporting

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

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of segment non-GAAP gross profit to total consolidated gross profit for the three and nine months ended September 30, 2020 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2021	2020	2021
Revenue by segment:
Multicloud Services	$542.1	$625.1	$1,569.0	$1,809.8
Apps & Cross Platform	83.9	92.8	245.3	282.8
OpenStack Public Cloud	55.7	44.6	176.6	139.6
Total consolidated revenue	$681.7	$762.5	$1,990.9	$2,232.2

Non-GAAP gross profit by segment:
Multicloud Services	$202.5	$200.4	$600.0	$598.8
Apps & Cross Platform	27.7	33.8	84.8	100.7
OpenStack Public Cloud	25.3	16.1	78.3	50.8
Less:
Share-based compensation expense	(4.5)	(4.0)	(8.6)	(13.2)
Other compensation expense (1)	(1.5)	(0.4)	(4.9)	(2.1)
Purchase accounting impact on expense (2)	(1.2)	(1.2)	(4.7)	(3.6)
Restructuring and transformation expenses (3)	(2.5)	(13.0)	(7.9)	(28.9)
Total consolidated gross profit	$245.8	$231.7	$737.0	$702.5

(1)    Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(2)    Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(3)    Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses. This amount also includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

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

We operate our business and report our results through three reportable segments: (1) Multicloud Services, (2) Apps & Cross Platform and (3) OpenStack Public Cloud. Our Multicloud Services segment includes our multicloud services offerings, as well as professional services related to designing and building multicloud solutions and cloud-native applications. Our Apps & Cross Platform segment includes managed applications, managed security and data services, as well as professional services related to designing and implementing application, security and data services. In early 2017, we determined that our OpenStack Public Cloud offering was not core to our go-forward operations and we ceased to incentivize our sales team to promote and sell the product by the end of that year. We continue to serve our existing OpenStack Public Cloud customer base while we focus our growth strategy and investments on our Multicloud Services and Apps & Cross Platform offerings. See Item 1 of Part I, Financial Statements - Note 14, "Segment Reporting," for additional information about our segments. We refer to certain supplementary “Core” financial measures, which reflect the results or otherwise pertain to the performance of our Multicloud Services and Apps & Cross Platform segments, in the aggregate. Our Core financial measures exclude the results and performance of our OpenStack Public Cloud segment.

On August 7, 2020, we completed our initial public offering (the “IPO”), in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share.

On July 21, 2021, we committed to an internal restructuring plan (the "July 2021 Restructuring Plan"), which will drive a change in the type and location of certain positions and is expected to result in the termination of approximately 10% of our workforce. We recorded total charges of $34.1 million and $40.5 million for the three and nine months ended September 30, 2021, respectively, related to this restructuring plan. This included $16.1 million and $22.5 million for the three and nine months ended September 30, 2021 for employee related costs and other costs accounted for as exit and disposal costs under ASC 420 as described in Item 1 of Part I, Financial Statements - Note 8, "July 2021 Restructuring Plan." The remaining $18.0 million of expenses during the three and nine months ended September 30, 2021, consisted primarily of one-time offshore build out costs. We expect to incur additional expenses of approximately $30 million over the next 12-18 months with the majority of the remaining amount incurred in the next 12 months. After the July 2021 Restructuring Plan is implemented, we expect to realize approximately $95 to $100 million in gross annual savings compared to expense levels prior to the commencement of the plan.

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

Differentiating Our Service Offerings in a Competitive Market Environment

Our success depends to a significant extent on our ability to differentiate, expand and upgrade our service offerings in line with developing customer needs, while deepening our relationships with leading public cloud service providers and establishing new relationships, including with sales partners. We are a certified premier consulting and managed services partner to some of the largest cloud computing platforms, including AWS, Azure, Google Cloud, Oracle, SAP and VMware. We believe we are unique in our ability to serve customers across major technology stacks and deployment options, all while delivering a Fanatical Experience. Our existing and prospective customers are also under increasing pressure to move from on-premise or self-managed IT to the cloud to compete effectively in a digital economy and maximize the value of their cloud investments, which we believe presents an opportunity for professional services projects as well as new recurring business. Annualized Recurring Revenue (“ARR”), which we believe is an important indicator of our market differentiation and future revenue opportunity from recurring customer contracts, was $2,576.4 million and $2,901.9 million for the three months ended September 30, 2020 and 2021, respectively. See “Key Operating Metrics.”

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

Our capital expenditures equaled 7% and 5% of our revenue for the three months ended September 30, 2020 and 2021, respectively, and 9% and 8% of our revenue for the nine months ended September 30, 2020 and 2021, respectively. While there is some variability in capital expenditures from quarter to quarter due to timing of purchases, we expect to maintain or lower capex intensity levels over the longer term.

Human Capital

Our ability to be successful and to execute on our strategies depends on our ability to hire and retain qualified employees. Like others in our industry, we are realizing higher than historical levels of voluntary attrition. As a result, we are accelerating our best shoring efforts and expanding the geographic reach of our recruiting pool. The company continues to enhance and develop programs to attract, retain and develop top talent.

Key Operating Metrics

The following table and discussion present and summarize our key operating performance indicators, which management uses as measures of our current and future business and financial performance:

	Three Months Ended September 30,
(In millions, except %)	2020	2021
Bookings	$314.6	$200.3
Annualized Recurring Revenue (ARR)	$2,576.4	$2,901.9

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

Our Bookings were $200.3 million in the three months ended September 30, 2021 compared to $314.6 million in the three months ended September 30, 2020. This decrease is the result of the company’s focus in the current year on growing revenue and profitability with the new customers onboarded in 2019 and 2020. Sales activities were previously heavily weighted towards new customer acquisition, and in particular infrastructure sales, which drives higher dollar bookings. While we continue to acquire new customers, we also aim to deepen relationships with these customers through high-margin services bookings. In addition, we are investing in initiatives to drive sales productivity improvements.

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

Our ARR was $2,576.4 million and $2,901.9 million for the three months ended September 30, 2020 and 2021, respectively.

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

SG&A also includes transaction costs related to acquisitions and financings along with costs related to integration and business transformation initiatives which may impact the comparability of SG&A between periods. Employee related costs and other costs incurred, as discussed in Item 1 of Part I, Financial Statements - Note 8, "July 2021 Restructuring Plan," are also included within SG&A.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2021

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended September 30,				Year-Over-Year Comparison
	2020		2021
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$681.7	100.0%	$762.5	100.0%	$80.8	11.9%
Cost of revenue	(435.9)	(63.9)%	(530.8)	(69.6)%	(94.9)	21.8%
Gross profit	245.8	36.1%	231.7	30.4%	(14.1)	(5.7)%
Selling, general and administrative expenses	(260.5)	(38.2)%	(234.6)	(30.8)%	25.9	(9.9)%
Loss from operations	(14.7)	(2.2)%	(2.9)	(0.4)%	11.8	(80.3)%
Other income (expense):
Interest expense	(68.3)	(10.0)%	(51.5)	(6.8)%	16.8	(24.6)%
Debt modification and extinguishment costs	(37.0)	(5.4)%	—	—%	37.0	(100.0)%
Other income, net	0.7	0.1%	0.1	0.0%	(0.6)	(85.7)%
Total other income (expense)	(104.6)	(15.3)%	(51.4)	(6.7)%	53.2	(50.9)%
Loss before income taxes	(119.3)	(17.5)%	(54.3)	(7.1)%	65.0	(54.5)%
Benefit for income taxes	18.1	2.7%	19.5	2.5%	1.4	7.7%
Net loss	$(101.2)	(14.8)%	$(34.8)	(4.6)%	$66.4	(65.6)%

Revenue

Revenue increased $81 million, or 11.9%, to $763 million in the three months ended September 30, 2021 from $682 million in the three months ended September 30, 2020. Revenue was positively impacted by new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue increased 10.9% year-over-year. The following table presents revenue growth by segment:

	Three Months Ended September 30,		% Change
(In millions, except %)	2020	2021	Actual	Constant Currency (1)
Multicloud Services	$542.1	$625.1	15.3%	14.4%
Apps & Cross Platform	83.9	92.8	10.5%	9.9%
Core Revenue	626.0	717.9	14.7%	13.8%
OpenStack Public Cloud	55.7	44.6	(19.9)%	(21.0)%
Total	$681.7	$762.5	11.9%	10.9%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in the three months ended September 30, 2021 increased 15%, on an actual basis, and 14% on a constant currency basis, from the three months ended September 30, 2020. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Offerings in this segment with the strongest growth include managed public cloud services on AWS, Microsoft Azure and Google Cloud, and VMware Cloud.

Apps & Cross Platform revenue in the three months ended September 30, 2021 increased 11%, on an actual, and 10% on a constant currency basis, from the three months ended September 30, 2020, primarily due to growth in our offerings for managed security and management of productivity and collaboration applications, partially offset by a decrease in professional services revenue.

OpenStack Public Cloud revenue in the three months ended September 30, 2021 decreased 20%, on an actual basis, and 21% on a constant currency basis, from the three months ended September 30, 2020 due to customer churn.

Cost of Revenue

Cost of revenue increased $95 million, or 22%, to $531 million in the three months ended September 30, 2021 from $436 million in the three months ended September 30, 2020, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings and the impact of an increased volume of larger, multi-year customer contracts which typically have a larger infrastructure component and lower margins. The increase in third-party infrastructure was partially offset by a decline in personnel costs primarily due to lower headcount as a result of restructuring activities, including the July 2021 Restructuring Plan, and the continued shift of roles to lower-cost locations. Depreciation expense also decreased primarily related to certain property, equipment and software reaching the end of its useful life for depreciation purposes as we shift towards faster-growing, value-added service offerings which have significantly lower capital requirements than our legacy capital-intensive revenue streams. Additionally, in March 2021, we completed an assessment of the useful lives of certain customer gear equipment which resulted in a revision of certain useful lives within our policy ranges, further contributing to the reduction in depreciation expense. We also had year-over-year expense reductions in data center and license expenses as a result of initiatives to lower our cost structure, which included the consolidation of data center facilities and optimizing our vendor license spending.

As a percentage of revenue, cost of revenue increased 570 basis points in the three months ended September 30, 2021 to 69.6% from 63.9% in the three months ended September 30, 2020, primarily driven by a 1,320 basis point increase in usage charges for third-party infrastructure, partially offset by a decrease related to depreciation, personnel, data center, and license expense.

Gross Profit and Non-GAAP Gross Profit

Our consolidated gross profit was $232 million in the three months ended September 30, 2021, a decrease of $14 million from $246 million in the three months ended September 30, 2020. Our Non-GAAP Gross Profit was $250 million in the three months ended September 30, 2021, a decrease of $5 million from $256 million in the three months ended September 30, 2020. Non-GAAP Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 30.4% in the three months ended September 30, 2021, a decrease of 570 basis points from 36.1% in the three months ended September 30, 2020.

The table below presents our segment non-GAAP gross profit and gross margin for the periods indicated, and the change in gross profit between periods:

	Three Months Ended September 30,				Year-Over-Year Comparison
(In millions, except %)	2020		2021
Non-GAAP gross profit by segment:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$202.5	37.4%	$200.4	32.1%	$(2.1)	(1.0)%
Apps & Cross Platform	27.7	33.0%	33.8	36.4%	6.1	22.0%
OpenStack Public Cloud	25.3	45.4%	16.1	36.1%	(9.2)	(36.4)%
Non-GAAP Gross Profit	255.5		250.3		(5.2)	(2.0)%
Less:
Share-based compensation expense	(4.5)		(4.0)
Other compensation expense (1)	(1.5)		(0.4)
Purchase accounting impact on expense (2)	(1.2)		(1.2)
Restructuring and transformation expenses (3)	(2.5)		(13.0)
Total consolidated gross profit	$245.8		$231.7

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(3)
Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses. This amount also includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

Multicloud Services non-GAAP gross profit decreased 1% in the three months ended September 30, 2021 from the three months ended September 30, 2020. Segment non-GAAP gross profit as a percentage of segment revenue decreased by 530 basis points, reflecting a 25% increase in segment cost of revenue and a 15% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs, partially offset by lower personnel costs, depreciation, data center, and license expense.

Apps & Cross Platform non-GAAP gross profit increased 22% in the three months ended September 30, 2021 from the three months ended September 30, 2020. Segment non-GAAP gross profit as a percentage of segment revenue increased by 340 basis points, reflecting a 5% increase in segment cost of revenue and an 11% increase in segment revenue. The increase in cost of revenue was driven by the segment’s higher business volume as well as higher third-party infrastructure costs.

OpenStack Public Cloud non-GAAP gross profit decreased 36% in the three months ended September 30, 2021 from the three months ended September 30, 2020 due to customer churn. Segment non-GAAP gross profit as a percentage of segment revenue decreased by 930 basis points, reflecting a 20% decrease in segment revenue, partially offset by a 6% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from segment non-GAAP gross profit was $18.6 million in the three months ended September 30, 2021, an increase of $8.9 million from $9.7 million in the three months ended September 30, 2020, reflecting higher restructuring and transformation expenses, partially offset by lower share-based compensation and other compensation expense. For more information about our segment non-GAAP gross profit, see Item 1 of Part I, Financial Statements - Note 14, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $26 million, or 10%, to $235 million in the three months ended September 30, 2021 from $261 million in the three months ended September 30, 2020, primarily due to a reduction in Onica integration costs and costs incurred in the prior period related to the IPO, including $20 million of share-based compensation expense for certain awards that became probable of vesting upon completion of the IPO. These cost reductions were partially offset by costs incurred in the three months ended September 30, 2021 related to the July 2021 Restructuring Plan, including $16 million of restructuring charges accounted for as exit and disposal costs under ASC 420. See Item 1 of Part I, Financial Statements - Note 8, "July 2021 Restructuring Plan," for additional information.

As a percentage of revenue, selling, general and administrative expenses decreased 740 basis points, to 30.8% in the three months ended September 30, 2021 from 38.2% in the three months ended September 30, 2020, for the reasons discussed above.

Interest Expense

Interest expense decreased $17 million to $52 million in the three months ended September 30, 2021 from $68 million in the three months ended September 30, 2020, primarily driven by a reduction in total debt outstanding and lower interest rates as a result of significant debt refinancing transactions between periods.

Debt Modification and Extinguishment Costs

We recorded $37 million of debt modification and extinguishment costs in the three months ended September 30, 2020 related to the repurchase of $515 million principal amount of our 8.625% Senior Notes through a tender offer. The 8.625% Senior Notes were fully repaid as of December 31, 2020.

Benefit for Income Taxes

Our income tax benefit increased to $20 million in the three months ended September 30, 2021 from $18 million in the three months ended September 30, 2020. Our effective tax rate increased from 15.1% in the three months ended September 30, 2020 to 35.8% in the three months ended September 30, 2021. The increase in the effective tax rate year-over-year is primarily due to the geographic distribution of profits, which included the release of historic tax reserves due to statute expiration that resulted in a $13.4 million tax benefit, application of the GILTI provisions and executive compensation that is nondeductible under IRC Section 162(m). The difference between the effective tax rate for the three months ended September 30, 2021 and the statutory rate is primarily due to the geographic distribution of profits, which included the release of the aforementioned historic tax reserves due to statute expiration, and application of the GILTI provisions.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2021

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Nine Months Ended September 30,				Year-Over-Year Comparison
	2020		2021
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$1,990.9	100.0%	$2,232.2	100.0%	$241.3	12.1%
Cost of revenue	(1,253.9)	(63.0)%	(1,529.7)	(68.5)%	(275.8)	22.0%
Gross profit	737.0	37.0%	702.5	31.5%	(34.5)	(4.7)%
Selling, general and administrative expenses	(707.5)	(35.5)%	(698.2)	(31.3)%	9.3	(1.3)%
Gain on sale of land	—	—%	19.9	0.9%	19.9	100.0%
Income from operations	29.5	1.5%	24.2	1.1%	(5.3)	(18.0)%
Other income (expense):
Interest expense	(209.2)	(10.5)%	(154.6)	(6.9)%	54.6	(26.1)%
Gain (loss) on investments, net	0.9	0.0%	(3.6)	(0.2)%	(4.5)	NM
Debt modification and extinguishment costs	(37.0)	(1.9)%	(37.5)	(1.7)%	(0.5)	1.4%
Other income (expense), net	0.4	0.0%	(1.1)	(0.0)%	(1.5)	NM
Total other income (expense)	(244.9)	(12.3)%	(196.8)	(8.8)%	48.1	(19.6)%
Loss before income taxes	(215.4)	(10.8)%	(172.6)	(7.7)%	42.8	(19.9)%
Benefit for income taxes	33.4	1.7%	37.2	1.7%	3.8	11.4%
Net loss	$(182.0)	(9.1)%	$(135.4)	(6.1)%	$46.6	(25.6)%
NM = not meaningful.

Revenue

Revenue increased $241 million, or 12.1%, to $2,232 million in the nine months ended September 30, 2021 from $1,991 million in the nine months ended September 30, 2020. Revenue was positively impacted by new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue increased 10.8% year-over-year. The following table presents revenue growth by segment:

	Nine Months Ended September 30,		% Change
(In millions, except %)	2020	2021	Actual	Constant Currency (1)
Multicloud Services	$1,569.0	$1,809.8	15.3%	13.9%
Apps & Cross Platform	245.3	282.8	15.3%	14.5%
Core Revenue	1,814.3	2,092.6	15.3%	14.0%
OpenStack Public Cloud	176.6	139.6	(20.9)%	(22.2)%
Total	$1,990.9	$2,232.2	12.1%	10.8%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in the nine months ended September 30, 2021 increased 15%, on an actual basis, and 14% on a constant currency basis, from the nine months ended September 30, 2020. Underlying growth was primarily driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Offerings in this segment with the strongest growth include managed public cloud services on AWS, Microsoft Azure and Google Cloud, and VMware Cloud.

Apps & Cross Platform revenue in the nine months ended September 30, 2021 increased 15%, on an actual and constant currency basis, from the nine months ended September 30, 2020, primarily due to growth in our offerings for managed security and management of productivity and collaboration applications, partially offset by a decrease in professional services revenue.

OpenStack Public Cloud revenue in the nine months ended September 30, 2021 decreased 21%, on an actual basis, and 22% on a constant currency basis, from the nine months ended September 30, 2020 due to customer churn.

Cost of Revenue

Cost of revenue increased $276 million, or 22%, to $1,530 million in the nine months ended September 30, 2021 from $1,254 million in the nine months ended September 30, 2020, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings and the impact of an increased volume of larger, multi-year customer contracts which typically have a larger infrastructure component and lower margins. The increase in third-party infrastructure was partially offset by a decline in personnel costs primarily due to cost savings as a result of shifting roles to lower-cost locations, partially offset by an increase in share-based compensation and severance expense. Depreciation expense decreased primarily related to certain property, equipment and software reaching the end of its useful life for depreciation purposes as we shift towards faster-growing, value-added service offerings which have significantly lower capital requirements than our legacy capital-intensive revenue streams. Additionally, in March 2021, we completed an assessment of the useful lives of certain customer gear equipment which resulted in a revision of certain useful lives within our policy ranges, further contributing to the reduction in depreciation expense. We also had year-over-year expense reductions in data center and license expenses as a result of initiatives to lower our cost structure, which included the consolidation of data center facilities and optimizing our vendor license spending.

As a percentage of revenue, cost of revenue increased 550 basis points in the nine months ended September 30, 2021 to 68.5% from 63.0% in the nine months ended September 30, 2020, primarily driven by a 1,330 basis point increase in usage charges for third-party infrastructure, partially offset by a decrease related to personnel costs, depreciation, data center, and license expense.

Gross Profit and Non-GAAP Gross Profit

Our consolidated gross profit was $703 million in the nine months ended September 30, 2021, a decrease of $35 million from $737 million in the nine months ended September 30, 2020. Our Non-GAAP Gross Profit was $750 million in the nine months ended September 30, 2021, a decrease of $13 million from $763 million in the nine months ended September 30, 2020. Non-GAAP Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 31.5% in the nine months ended September 30, 2021, a decrease of 550 basis points from 37.0% in the nine months ended September 30, 2020.

The table below presents our segment non-GAAP gross profit and gross margin for the periods indicated, and the change in gross profit between periods:

	Nine Months Ended September 30,				Year-Over-Year Comparison
(In millions, except %)	2020		2021
Non-GAAP gross profit by segment:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$600.0	38.2%	$598.8	33.1%	$(1.2)	(0.2)%
Apps & Cross Platform	84.8	34.6%	100.7	35.6%	15.9	18.8%
OpenStack Public Cloud	78.3	44.3%	50.8	36.4%	(27.5)	(35.1)%
Non-GAAP Gross Profit	763.1		750.3		(12.8)	(1.7)%
Less:
Share-based compensation expense	(8.6)		(13.2)
Other compensation expense (1)	(4.9)		(2.1)
Purchase accounting impact on expense (2)	(4.7)		(3.6)
Restructuring and transformation expenses (3)	(7.9)		(28.9)
Total consolidated gross profit	$737.0		$702.5

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(3)
Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses. This amount also includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

Multicloud Services non-GAAP gross profit was relatively flat year-over-year. Segment non-GAAP gross profit as a percentage of segment revenue decreased by 510 basis points, reflecting a 25% increase in segment cost of revenue and a 15% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs, partially offset by lower personnel, depreciation, data center, and license expense.

Apps & Cross Platform non-GAAP gross profit increased 19% in the nine months ended September 30, 2021 from the nine months ended September 30, 2020. Segment non-GAAP gross profit as a percentage of segment revenue increased by 100 basis points, reflecting a 13% increase in segment cost of revenue and a 15% increase in segment revenue. The increase in cost of revenue was primarily driven by the segment’s higher business volume as well as higher third-party infrastructure costs.

OpenStack Public Cloud non-GAAP gross profit decreased 35% in the nine months ended September 30, 2021 from the nine months ended September 30, 2020, due to customer churn. Segment non-GAAP gross profit as a percentage of segment revenue decreased by 790 basis points, reflecting a 21% decrease in segment revenue, partially offset by a 10% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from segment non-GAAP gross profit was $47.8 million in the nine months ended September 30, 2021, an increase of $21.7 million from $26.1 million in the nine months ended September 30, 2020, reflecting higher restructuring and transformation expenses and share-based compensation, partially offset by lower purchase accounting adjustments and other compensation expense. For more information about our segment non-GAAP gross profit, see Item 1 of Part I, Financial Statements - Note 14, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses were relatively flat year-over-year. Costs incurred in the nine months ended September 30, 2021 related to the July 2021 Restructuring Plan included $23 million of restructuring charges accounted for as exit and disposal costs under ASC 420. Other cost increases between periods include costs related to other business transformation initiatives and incremental costs to operate as a public company. These increased expenses were offset by a reduction in Onica integration costs, costs incurred in the prior period related to the IPO, and management consulting fees as the agreements were terminated in connection with the IPO. See Item 1 of Part I, Financial Statements - Note 8, "July 2021 Restructuring Plan" for additional information regarding the current period restructuring charges.

As a percentage of revenue, selling, general and administrative expenses decreased 420 basis points, to 31.3% in the nine months ended September 30, 2021 from 35.5% in the nine months ended September 30, 2020, for the reasons discussed above.

Gain on Sale of Land

In January 2021, we recorded a $20 million gain related to the sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers, as further discussed in Item 1 of Part I, Financial Statements - Note 4, "Property, Equipment and Software, net."

Interest Expense

Interest expense decreased $55 million to $155 million in the nine months ended September 30, 2021 from $209 million in the nine months ended September 30, 2020, primarily driven by a reduction in total debt outstanding and lower interest rates as a result of significant debt refinancing transactions between periods.

Debt Modification and Extinguishment Costs

In the nine months ended September 30, 2021 we recorded $37 million and $0.5 million of debt modification and extinguishment costs related to the February 2021 Refinancing Transaction and termination of the Receivables Financing Facility, respectively, as further discussed in Item 1 of Part I, Financial Statements - Note 6, "Debt. We recorded $37 million of debt modification and extinguishment costs in the nine months ended September 30, 2020 related to the repurchase of $515 million principal amount of our 8.625% Senior Notes through a tender offer. The 8.625% Senior Notes were fully repaid as of December 31, 2020.

Benefit for Income Taxes

Our income tax benefit increased to $37 million in the nine months ended September 30, 2021 from $33 million in the nine months ended September 30, 2020. Our effective tax rate increased from 15.5% in the nine months ended September 30, 2020 to 21.5% in the nine months ended September 30, 2021. The increase in the effective tax rate year-over-year is primarily due to the geographic distribution of profits, which included the release of historic tax reserves due to statute expiration that resulted in a $13.4 million tax benefit, and tax effects from share-based compensation. The difference between the effective tax rate for the nine months ended September 30, 2021 and the statutory rate is primarily due to the geographic distribution of profits, which included the release of the aforementioned historic tax reserves due to statue expiration, and tax effects from share-based compensation.

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

The following table presents, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$542.1	$625.1	$(5.1)	$620.0	15.3%	14.4%
Apps & Cross Platform	83.9	92.8	(0.5)	92.3	10.5%	9.9%
OpenStack Public Cloud	55.7	44.6	(0.7)	43.9	(19.9)%	(21.0)%
Total	$681.7	$762.5	$(6.3)	$756.2	11.9%	10.9%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$1,569.0	$1,809.8	$(22.3)	$1,787.5	15.3%	13.9%
Apps & Cross Platform	245.3	282.8	(1.9)	280.9	15.3%	14.5%
OpenStack Public Cloud	176.6	139.6	(2.3)	137.3	(20.9)%	(22.2)%
Total	$1,990.9	$2,232.2	$(26.5)	$2,205.7	12.1%	10.8%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

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

The following table presents a reconciliation of Non-GAAP Net Income (Loss), Non-GAAP Operating Profit and Adjusted EBITDA to our net loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2021	2020	2021
Net loss	$(101.2)	$(34.8)	$(182.0)	$(135.4)
Share-based compensation expense	40.2	19.1	56.8	56.7
Special bonuses and other compensation expense (a)	5.0	2.1	19.1	9.1
Transaction-related adjustments, net (b)	18.9	6.5	35.4	21.8
Restructuring and transformation expenses (c)	22.6	55.2	59.7	132.9
Management fees (d)	1.3	—	8.4	—
Gain on sale of land	—	—	—	(19.9)
Net (gain) loss on divestiture and investments (e)	—	—	(0.9)	3.6
Debt modification and extinguishment costs (f)	37.0	—	37.0	37.5
Other (income) expense, net (g)	(0.7)	(0.1)	(0.4)	1.1
Amortization of intangible assets (h)	44.1	43.9	132.3	137.4
Tax effect of non-GAAP adjustments (i)	(30.8)	(38.3)	(67.7)	(91.2)
Non-GAAP Net Income	36.4	53.6	97.7	153.6
Interest expense	68.3	51.5	209.2	154.6
Benefit for income taxes	(18.1)	(19.5)	(33.4)	(37.2)
Tax effect of non-GAAP adjustments (i)	30.8	38.3	67.7	91.2
Non-GAAP Operating Profit	117.4	123.9	341.2	362.2
Depreciation (j)	73.4	59.2	222.8	180.4
Adjusted EBITDA	$190.8	$183.1	$564.0	$542.6

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

(c)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, facility closure costs, and lease termination expenses. This amount also includes employee related costs and other costs related to the July 2021 Restructuring Plan of $16.1 million and $22.5 million, respectively, for the three and nine months ended September 30, 2021, which are accounted for as exit and disposal costs under ASC 420. In addition, it includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

(d)
Represents historical management fees pursuant to management consulting agreements. The management consulting agreements were terminated effective August 4, 2020, and therefore no management fees have accrued or will be payable for periods after August 4, 2020.

(e)	Includes gains and losses on investment and from dispositions.
(f)	Includes expenses related to repurchases of 8.625% Senior Notes, the February 2021 Refinancing Transaction and termination of the Receivables Financing Facility.
(g)	Reflects mainly changes in the fair value of foreign currency derivatives.
(h)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2020	2021	2020	2021
Net loss attributable to common stockholders	$(101.2)	$(34.8)	$(182.0)	$(135.4)
Non-GAAP Net Income	$36.4	$53.6	$97.7	$153.6

Weighted average number of shares - Diluted	186.7	209.3	172.6	207.3
Effect of dilutive securities (a)	5.9	2.6	2.8	4.8
Non-GAAP weighted average number of shares - Diluted	192.6	211.9	175.4	212.1

Net loss per share - Diluted	$(0.54)	$(0.17)	$(1.05)	$(0.65)
Per share impacts of adjustments to net loss (b)	0.74	0.42	1.62	1.39
Per share impacts of shares dilutive after adjustments to net loss (a)	(0.01)	(0.00)	(0.01)	(0.02)
Non-GAAP EPS	$0.19	$0.25	$0.56	$0.72

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

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the Revolving Credit Facility. As of September 30, 2021, the Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn as of September 30, 2021. On June 29, 2021, as part of our on-going efforts to reduce debt, we entered into an agreement to voluntarily prepay and terminate the Receivables Financing Facility. As of September 30, 2021, we had no remaining outstanding balance under the Receivables Financing Facility. We believe our Revolving Credit Facility will provide sufficient liquidity, if needed, to cover amounts that we may have previously drawn upon under the terminated facility. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Facilities, the 5.375% Senior Notes, and the 3.50% Senior Secured Notes (see discussion below), on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

At September 30, 2021, we held $260 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $119 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $124 million outstanding with respect to these arrangements as of September 30, 2021. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $572 million outstanding with respect to operating and finance lease agreements as of September 30, 2021. We may choose to utilize such leasing arrangements in future periods.

As of September 30, 2021, we had $3,389 million aggregate principal amount outstanding under our Term Loan Facility, 5.375% Senior Notes, and 3.50% Senior Secured Notes, with $375 million of borrowing capacity available under the Revolving Credit Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for LIBOR loans and at the end of every calendar quarter for base rate loans. As of September 30, 2021, the interest rate on the Term Loan Facility was 3.50%. Beginning June 30, 2021, we are required to make quarterly amortization payments on the Term Loan Facility in an annual amount equal to 1.0% of the original principal amount of the Term Loan Facility, with the balance due at maturity. The Revolving Credit Facility includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This fee is subject to one step-down based on the net first lien leverage ratio. The Senior Facilities require us to make certain mandatory prepayments under certain conditions defined in the credit agreement.

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

As of September 30, 2021, $2,289 million aggregate principal amount of the Term Loan Facility remained outstanding. See Item 1 of Part I, Financial Statements - Note 6, "Debt," for more information regarding our Senior Facilities and the February 2021 Refinancing Transaction.

We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the Term Loan Facility that result from fluctuations in the LIBOR rate. See Item 1 of Part I, Financial Statements - Note 11, "Derivatives," for more information on the interest rate swap agreements.

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

As of September 30, 2021, $550 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

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

As of September 30, 2021, $550 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

Debt covenants

Our Term Loan Facility is not subject to a financial maintenance covenant. As of September 30, 2021, our Revolving Credit Facility included a financial maintenance covenant that limits the borrower's net first lien leverage ratio to a maximum of 5.00 to 1.00. The net first lien leverage ratio is calculated as the ratio of (x) the total amount of the borrower’s first lien debt for borrowed money (which is currently identical to the total amount outstanding under the Senior Facilities), less the borrower’s unrestricted cash and cash equivalents, to (y) consolidated EBITDA (as defined under the First Lien Credit Agreement governing the Senior Facilities). However, this financial maintenance covenant will only be applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is equal to or greater than 35% of the Revolving Credit Facility commitments as of the last day of such fiscal quarter. Additional covenants in the Senior Facilities limit our subsidiaries' ability to, among other things, incur certain additional debt and liens, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates.

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

As of September 30, 2021, we were in compliance with all covenants under the Senior Facilities and the Indentures.

Capital Expenditures

The following table sets forth a summary of our capital expenditures for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2020	2021
Customer gear	$105.0	$104.9
Data center build outs	13.2	10.6
Office build outs	2.5	1.9
Capitalized software and other projects	53.4	58.3
Total capital expenditures	$174.1	$175.7

Capital expenditures were relatively flat year-over-year, at $176 million in the nine months ended September 30, 2021, compared to $174 million in the nine months ended September 30, 2020.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2020	2021
Cash provided by operating activities	$132.7	$311.2
Cash used in investing activities	$(92.2)	$(52.2)
Cash provided by (used in) financing activities	$128.5	$(101.6)

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

Net cash provided by operating activities increased $179 million, or 135%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily driven by a $321 million increase in cash collections, primarily reflecting higher revenue levels and an increased focus on collection efforts with customers, and to a lesser extent, timing of collections. In addition, there was a $61 million decrease in debt interest payments due to lower interest rates on our long-term debt following various debt repurchase and refinancing transactions during the second half of 2020 and early 2021, and a $39 million decrease in employee-related payments due to a shift in headcount to our offshore service centers. These operating cash flow increases were partially offset by a $230 million increase in operating expense payments, largely for third-party infrastructure costs.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities decreased $40 million, or 43%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease was mainly due to net proceeds of $31 million from the January 2021 sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers. There was also a $10 million decrease in purchases of property, equipment, and software.

Cash Provided by or Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities was $102 million for the nine months ended September 30, 2021 and net cash provided by financing activities was $129 million for the nine months ended September 30, 2020. The change was primarily driven by $667 million in proceeds from the issuance of common stock in the IPO, not including $8 million in fees paid, for the nine months ended September 30, 2020, partially offset by a $435 million decrease in net debt activity. Net payments for long-term debt activity of $503 million during the nine months ended September 30, 2020, which included $545 million of repayments on our 8.625% Senior Notes, $22 million of repayments on our Prior Term Loan Facility, and $1 million in debt issuance costs paid, offset by borrowings of $65 million under the Receivables Financing Facility that remained outstanding at quarter-end. Net payments for long-term debt activity were $68 million during the nine months ended September 30, 2021, reflecting the refinancing of our Prior Term Loan Facility, a $65 million repayment related to the termination of our Receivables Financing Facility, and $34 million in debt issuance costs paid. In addition, there was a $40 million increase in proceeds from employee stock plans, a $21 million increase in payments for finance leases and the first two payments for the financing component of our interest rate swaps totaling $9 million during the nine months ended September 30, 2021, offset by proceeds from financing obligations of $21 million during the nine months ended September 30, 2020.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities, which includes our $375 million Revolving Credit Facility and $2,289 million outstanding under the Term Loan Facility. As of September 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $2,289 million outstanding under the Term Loan Facility. As of September 30, 2021, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities.

Our Term Loan Facility bears interest at an annual rate equal to an applicable margin plus three-month LIBOR, subject to a 0.75% floor. We have entered into interest rate swap agreements indexed to three-month LIBOR in order to manage our risk from fluctuations in three-month LIBOR above the 0.75% floor. The fixed rates for each swap agreement are presented in the table below. As of September 30, 2021, the interest rate on the Term Loan Facility was 3.50%, equal to an applicable margin of 2.75% plus the 0.75% three-month LIBOR floor.

The key terms of the swaps outstanding as of September 30, 2021 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid (Received)	Maturity Date
December 2016	February 3, 2017	$450.0	1.9040%	February 3, 2022
December 2016	February 3, 2017	450.0	1.9040%	February 3, 2022
February 2021	February 3, 2021	(900.0)	(1.9040)%	February 3, 2022
February 2021	February 9, 2021	1,350.0	2.3820%	February 9, 2026
	Total	$1,350.0

See Item 1 of Part I, Financial Statements - Note 11, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See “Constant Currency Revenue.” While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the nine months ended September 30, 2021, we recognized foreign currency transaction losses of $2 million within “Other income (expense), net” in our Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

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

During 2020, we entered into a series of foreign currency contracts to manage our exposure to movements in the British pound sterling, Euro, and Mexican peso. These contracts had three-month terms and settlement dates throughout the year. The June 30, 2020 and September 30, 2020 settlement dates resulted in us making final net payments of $1.7 million and $1.6 million, respectively. As of December 31, 2020, there was no notional amount outstanding related to these contracts.

During the fourth quarter of 2020, we entered into two foreign currency forward contracts. Under the terms of these contracts, on November 30, 2021, we will sell a total of £80 million at an average rate of 1.3388 British pound sterling to U.S. dollar and receive $107.1 million.

See Item 1 of Part I, Financial Statements - Note 11, "Derivatives," for more information on foreign currency hedging contracts.

Power Prices

We are a large consumer of power. In the nine months ended September 30, 2021, we expensed approximately $33 million for utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have fixed price power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

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
10.1†
Form of Restricted Stock Unit Award Agreement between Rackspace Technology, Inc. and the Company's Chief Executive Officer (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Current Report on Form 8-K filed on August 25, 2021)

10.2†
Form of Performance Stock Unit Agreement between Rackspace Technology, Inc. and the Company's Chief Executive Officer (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Current Report on Form 8-K filed on August 25, 2021)

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

RACKSPACE TECHNOLOGY, INC.

Date:	November 15, 2021	By:	/s/ Amar Maletira
Amar Maletira
President and Chief Financial Officer
(Principal Financial Officer)