Form 10-K
period 2021-12-31
Rackspace Technology, Inc.
filed 2022-03-01
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of our most recently completed second fiscal quarter, was $1,031 million based upon the closing price of such shares on the Nasdaq Stock Market LLC on such date.

On February 22, 2022, 211,969,903 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

RACKSPACE TECHNOLOGY, INC.

COMMONLY USED OR DEFINED TERMS

Term	Definition
2017 Incentive Plan	Rackspace Technology, Inc. Equity Incentive Plan
2020 Incentive Plan	Rackspace Technology, Inc. 2020 Equity Incentive Plan
3.50% Notes Indenture	Indenture governing the 3.50% Senior Secured Notes
3.50% Senior Secured Notes	3.50% Senior Secured Notes due 2028
5.375% Notes Indenture	Indenture governing the 5.375% Senior Notes
5.375% Senior Notes	5.375% Senior Notes due 2028
8.625% Senior Notes	8.625% Senior Notes due 2024
ABRY	ABRY Partners, LLC and ABRY Partners II, LLC, collectively
ABRY Management Consulting Agreement	Management consulting agreement, between Rackspace Technology Global, Inc. and ABRY Partners, LLC and ABRY Partners II, LLC., dated November 15, 2017
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
APJ	Asia Pacific and Japan
Apollo	Apollo Global Management, Inc. and its subsidiaries
Apollo Global Securities	Apollo Global Securities, LLC
Apollo/Searchlight Management Consulting Agreement	Management consulting agreement, between Rackspace Technology Global, Inc., an affiliate of Apollo Global Management, Inc. and its subsidiaries, and Searchlight Capital Partners, L.P., dated November 3, 2016
ARR	Annualized Recurring Revenue
ASC	Accounting Standards Codification
ASC 606	Accounting Standards Codification No. 606, Revenue from Contracts with Customers
ASC 842	Accounting Standards Codification No. 842, Leases
ASC 420	Accounting Standards Codification No. 420, Exit or Disposal Cost Obligations
ASU	Accounting Standards Update
AWS	Amazon Web Services
Bright Skies	Bright Skies GmbH
Citi	Citibank, N.A.
Core	Multicloud Services and Apps & Cross Platform segments, in the aggregate
CrowdStrike	CrowdStrike Holdings, Inc.
Datapipe	Datapipe Parent, Inc.
E.U.	European Union
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
February 2021 Refinancing Transaction	Debt refinancing transaction on February 9, 2021, in which we borrowed $2,300 million under the Term Loan Facility and issued $500 million of 3.50% Senior Secured Notes
First Lien Credit Agreement	Credit agreement governing the Senior Facilities
GAAP	Accounting principles generally accepted in the United States of America
Incentive Plans	2017 Incentive Plan and 2020 Incentive Plan, together
Inception Parent	Inception Parent, Inc.
Indentures	5.375% Notes Indenture and 3.50% Notes Indenture, together
IPO	Rackspace Technology's initial public offering
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service

July 2021 Restructuring Plan	Internal restructuring plan committed to on July 21, 2021
LIBOR	London Interbank Offered Rate
Mailgun Technologies	Mailgun Technologies, Inc.
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MOIC	Multiple of invested capital
Nasdaq	Nasdaq Stock Market LLC
Onica	Onica Holdings LLC
Prior Term Loan Facility	Senior secured first lien term loan facility entered into on November 3, 2016 and fully repaid in conjunction with the February 2021 Refinancing Transaction
R&D	Research and development
Rackspace Acquisition	November 3, 2016 acquisition of Rackspace Hosting, Inc. (now named Rackspace Technology Global, Inc.) by Inception Parent, Inc.
Rackspace Hosting	Rackspace Hosting, Inc.
Rackspace Technology	Rackspace Technology, Inc.
Rackspace Technology Global	Rackspace Technology Global, Inc.
Rackspace US	Rackspace US, Inc.
Receivables Financing Facility	Accounts receivable financing agreement
Revolving Credit Facility	Senior secured first lien revolving credit facility
RSUs	Restricted stock units
SaaS	Software-as-a-service
Searchlight	Searchlight Capital Partners L.P.
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Facilities	Term Loan Facility and Revolving Credit Facility, together
SG&A	Selling, general and administrative
SPV	Special purpose vehicle
SSP	Standalone selling price
Term Loan Facility	Senior secured first lien term loan facility
Transaction Fee Agreement	Transaction fee agreement, between Rackspace Technology Global, Inc. and an affiliate of Apollo Global Management, Inc. and its subsidiaries, dated November 3, 2016
U.K.	United Kingdom
U.S.	United States

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

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

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

“Rackspace,” “Rackspace Technology,” “Fanatical,” “Rackspace Fabric,” Rackspace Data Freedom,” “Rackspace Services for VMware Cloud™” and “MyRackspace” are registered or unregistered trademarks of Rackspace US, Inc. in the U.S. and/or other countries. OpenStack® is a registered trademark of OpenStack, LLC and Openstack Foundation in the U.S. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. Other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I
ITEM 1 – BUSINESS

Overview

Rackspace Technology is a leading end-to-end multicloud technology services company. We design, build, and operate our customers’ cloud environments across all major technology platforms, irrespective of technology stack or deployment model. We partner with our customers at every stage of their cloud journey, enabling them to modernize applications, build new products and adopt innovative technologies.

Cloud technology is reinventing how companies store, process and manage their data.

Businesses have accelerated their adoption of cloud technologies in recent years due to:

•Strong growth in highly variable, high-scale workloads (a computing task performed by a business application) such as mobile applications, device telemetry and associated marketing, tracking and data. Those workloads have also driven an explosion of data volumes. All of these workloads run more efficiently in the flexible, agile, variable-cost environment of cloud technologies with its associated highly scaled data storage.
•The need to compete with “digital natives” (technology companies that began their existence online in the digital age and do not have legacy infrastructure or technology to maintain and support).
•The emergence of cloud-based business tools, such as data analytics, machine learning and artificial intelligence, that help companies optimize business performance.
•A global pandemic that challenged companies to accommodate an increasingly remote workforce.
In addition, the cost to maintain a company-owned data center (known in industry parlance as “on-premises” or “on-prem” data centers) has become cost prohibitive since companies must constantly upgrade hardware, maintain physical infrastructure and constantly apply security patches to counteract emerging security threats. Companies are also looking to reduce their on-premises operations budgets to fund the build-out of their cloud management operations and skill base.

At the same time, several dominant players have emerged in the cloud computing industry: the “hyperscalers” – AWS, Google Cloud and Microsoft Azure, which are the leading public cloud providers; as well as VMware, which is a leading provider of private cloud technology. These technology providers operate cloud environments at a massive scale and have a significant cost-benefit advantage compared to a company-owned on-prem data center. They can also easily invest billions of dollars in product development and innovation, maintenance of the physical infrastructure and upkeep of important security protocols and technology.

As a result of these developments, most companies will become increasingly dependent on cloud technologies for most of their new workloads, as well as a portion of existing workloads, over the coming years.

The multicloud paradigm brings additional complexity for businesses moving to the cloud.

Moving to the cloud is not as simple as selecting a single platform and migrating data. The cloud is taking market share because it is a structurally different platform with structurally different cost dynamics. Oftentimes, new code must be written, or existing code must be re-written, to take full advantage of cloud capabilities. Likewise, simply moving existing code to the cloud (known as “lifting and shifting”) can often result in high or unforeseen cost over-runs. The efficiencies of cloud are real, but it takes substantial effort to realize them.

Companies also face the challenge of managing multiple clouds. They often employ more than one cloud solution for several business reasons:

•to prevent lock-in with any one cloud provider;
•to ensure data storage redundancy and protect against business interruption;
•to provide for enhanced security, compliance and governance;
•to access business tools that may run better on one cloud platform versus another; or

•to accommodate past decisions related to prior deployments and/or acquisitions, both of which can force most large companies into managing workloads situated on multiple clouds.
In addition, some business applications cannot migrate to the cloud and must remain on mature cloud platforms like private cloud, or even on-prem data centers, for various reasons:
•Corporate governance requires data sovereignty for sensitive data such as financial or health information.
•Older applications, often built in-house on older code, are not cloud-ready, and the cost of modernizing or replacing them outweighs the benefits of moving to the cloud.
•Data egress fees (fees charged by the hyperscalers for moving data out of their storage environment) have highlighted the need to keep frequently-accessed data on non-hyperscaler platforms.
As a result, businesses quickly find themselves in a multicloud paradigm that includes two or more hyperscaler platforms, private cloud and data and applications that are hosted on-premises or in a colocation or managed hosting facility. In such a complex environment, even the most sophisticated IT organizations at the largest multinational companies require outside resources to manage their multicloud presence.

Rackspace Technology is a leading pure-play cloud solutions company.

We help companies of all sizes manage their transition to the cloud, make sense of their IT infrastructure, migrate their data to the cloud, optimize their cloud presence on an ongoing basis and manage the workloads best left to managed hosting or other mature platforms.

Few companies have the internal resources required to effectively manage a transition to the cloud. Building a well-rounded and capable in-house team would require hiring experts on all three hyperscaler platforms as well as private cloud, colocation and managed hosting. We believe professionals with these skill sets are challenging for companies to source and hire because they generally prefer to work at a technology company. We believe this creates an opportunity for a service partner like Rackspace Technology which enables businesses to fully embrace the power of all cloud technologies.

Our team of 6,600 highly skilled Rackers, including consultants and engineers, partners with companies at every stage of their cloud transformation journey and helps them:

•select the right platforms for their business needs;
•manage the movement of applications and data to the cloud and re-hosting of applications best suited for managed hosting;
•strategically locate and manage growing volumes of associated data storage to minimize cost and business risk;
•optimize their cloud footprint by leveraging new offerings and new pricing models from the hyperscalers as well as new cloud computing technologies;
•operate their cloud environment;
•monitor security and ensure the security infrastructure is kept up to date;
•modernize their legacy business applications so they are optimized to run in the cloud; and
•mine their business data for actionable insights using cloud data analytics tools.
We aim to be our customers’ most trusted advisor and services partner in their path to cloud transformation and to accelerate the value of their cloud investments. We give customers the ability to make informed decisions when choosing the right technologies, and we recommend solutions based on each customer’s unique objectives. In this way, we empower our customers to harness the full benefits of cloud adoption.
We differentiate ourselves from other service providers by:

•focusing solely on the cloud as the only pure play cloud solutions company;
•automating much of the manual labor to reduce cost for our customers;
•providing our renowned Fanatical Customer Experience;

•maintaining close relationships with the major cloud providers – AWS, Google Cloud, Microsoft Azure and VMware; and
•providing a full suite of cloud services across public and private cloud, as well as managed hosting and colocation services, so that enterprises can cost-effectively maintain legacy applications that are not cloud-ready while migrating their business to the cloud gradually.
We have a culture of innovation that permeates all that we do. Our Rackers gather insights from customers, cloud partners and each other to design, implement and operate advanced cloud environments. With our deep technical expertise, we build solutions alongside our customers to solve their most complex business challenges and explore their most promising business opportunities. Our tight-knit relationships with leading cloud partners enable Rackers to be on the front lines of cloud technology and among the first to utilize the latest capabilities of the cloud when our cloud partners launch new solutions. Our partnerships, Rackers and culture combine to ensure that we are at the forefront of major trends in technology, including cloud native application development, Internet of Things and containers. We believe this expertise - and our ability to deliver it effectively - enables our customers to innovate faster and stay ahead of their competition.

Rackspace Fabric, our proprietary cloud software, is a significant differentiator.

Rackspace Fabric is the proprietary software that underpins our industry-leading automation. It includes over 200 unique tools and components to deliver our services and represents an investment of over $1 billion and 12 million hours of highly skilled professionals' time. We believe it gives us a sustainable competitive advantage that would be difficult, if not impossible, for a competitor to replicate. Rackspace Fabric serves as a single pane of glass through which customers can manage their entire cloud presence and delivers automation, artificial intelligence, predictive analytics and proprietary tools that make our services even more reliable and easier to use.

Rackspace Fabric was built over the course of our two decades of experience in the cloud business. We leverage automation to reduce the amount of manual labor associated with serving our customers as well as to improve efficiency. Whenever there is repetitive, manual labor associated with customer-related tasks, we automate the task. We also use advanced machine learning tools to identify additional work that can be automated. This has provided Rackspace Technology with a critical mass of automation, based upon institutional knowledge and know-how, that we continue to grow incrementally every year.

This is in direct contrast to our competition, many of whom charge for their services on a markup over labor costs, and therefore are not incentivized to employ automation in order to reduce customer costs.

Approximately 75% of our workloads are automated today, an industry leading figure that increased dramatically in recent years. We continually strive to optimize our automation to drive further efficiency gains in our business.

Rackspace Fabric includes automation that ranges from service delivery to self-healing infrastructure, giving us the ability to anticipate and proactively respond to opportunities and threats. It ensures consistency in our customers’ experiences and allows our Rackers to automate key service and application management processes, freeing up resources to focus on strategic, high-value business opportunities. This drives an efficient business model that has generated revenue per employee of over $375,000 for the year ended December 31, 2020 and over $450,000 for the year ended December 31, 2021, which we believe is ahead of our competitors and in-line with leading SaaS companies.

Cloud growth is accelerating.

Because of the factors discussed above, both small and medium sized businesses and large multinational enterprises alike will have to build and/or migrate some or all of their business to the cloud to stay competitive and reap the advantages that the cloud computing paradigm provides.

As a result, cloud growth has accelerated. In 2020, the three hyperscalers recorded new cloud revenue of over $20 billion. In 2021, this grew to $30 billion. And in 2022, industry analysts expect the hyperscalers to recognize $40 billion of new cloud revenue - a 100% increase in just two years. (Source: Oppenheimer)

In addition, at its 2021 user conference, AWS, the leading cloud industry hyperscaler, stated that according to its analysts, only 5 to 15 percent of IT spending has moved to the cloud. This would indicate that cloud adoption is still in the very early stages.

Our go-to-market and service-delivery strategy.

Our business benefits from a highly efficient go-to-market strategy. Our sales efforts are led primarily by a team of over 900 quota-bearing representatives and customer success managers. Our ecosystem of over 3,000 partners serves as an extension of our direct sales force, providing a source of additional new business opportunities. Our customer engagement model begins with our professional services, where we partner with a customer to assess its objectives and design the best cloud strategy to meet its needs, and continues with our flexible recurring service offerings.

We deliver our services to a global customer base through an integrated service delivery model. We have a presence in more than 60 cities around the world. This footprint allows us to better serve customers based in various countries, especially multinational companies requiring cross-border solutions.

Our success has been recognized by third parties and customers alike. We served over 100,000 customers across 120 countries as of December 31, 2021, including more than half of the Fortune 100. We are recognized as a Leader in the 2020 Gartner Magic Quadrant for Public Cloud Infrastructure Professional and Managed Services, Worldwide, Forrester Leader in its 2020 report, Forrester Wave Multicloud Managed Services Providers, Q4 2020, IDC 2021 Worldwide Managed Multicloud Services Marketspace, and 2021 ISG Public Cloud and Private Hybrid Cloud Data Services/Solutions. In addition, we have also received several industry partner awards including the 2020 Google Cloud Breakthrough North America Partner of the Year Award, 2021, AWS Migration Partner of the Year (US), 2021, Kubernetes on Microsoft Azure Advanced Specialization, and Virtual Desktop Advanced Specialization, 2021, VMware CloudHealth Global Partner of the Year, 2021, and Dell Technologies Global Alliances – Excellence in Expansion, EMEA Award 2021. Additionally, as an AWS Partner Network (APN) Premier Consulting Partner, Rackspace Technology has achieved 15 AWS Partner competency designations.

Our History

Rackspace Technology’s predecessor company was founded in 1998, and was focused primarily on providing outsourced, dedicated IT infrastructure, primarily for small and mid-sized businesses. The predecessor company was publicly traded from its initial public offering in August 2008 until it was taken private in a leveraged buyout in November 2016. Rackspace Technology subsequently returned to the public markets through an initial public offering in August 2020.

During the time that Rackspace Technology was a private company from 2016 to 2020, management focused on transforming the business to serve companies that were migrating to the cloud. This included forging and strengthening partnerships with the major infrastructure providers such as AWS, Google, Microsoft and VMware; enhancing the company’s service offerings, including professional services, managed security and data services; building an enterprise sales force and professional services-driven sales approach to penetrate a broader market opportunity; and expanding the company’s geographic presence.

Today, we are a trusted partner to the global cloud ecosystem. We maintain close relationships with major cloud infrastructure and application vendors, enabling us to provide our customers with complete, unbiased multicloud services, all through our single customer interface.

Our Integrated Services Portfolio

We serve our customers through an integrated services portfolio organized in two segments—Multicloud Services and Apps & Cross Platform Services. The services across these two segments are described in more detail below:

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

Within our Multicloud Services segment, we offer the following services:

•Private cloud: These service offerings provide compute, storage and applications accessed by a specific customer, either with a cloud management layer (in managed private cloud) or without one (in managed hosting). We offer managed private clouds powered by leading technologies like VMware, Microsoft and OpenStack in our data centers as well as in those owned by customers or by third parties such as colocation providers. We also offer managed VMware on AWS, delivering an increasingly popular hybrid combination. Our private cloud offerings can be used with or without virtualization software.
•Managed public cloud: These offerings address the challenges of managing applications and data on the AWS, Microsoft Azure and Google Cloud public clouds. We bundle the underlying public cloud infrastructure with our expertise and experience, managed services and proprietary tools. While the infrastructure providers are responsible for their data centers, servers, storage, networking and operating system software, we help customers navigate, migrate, architect and deploy their applications on those leading public cloud platforms. After a migration, we manage, secure and optimize the customer’s environments on an ongoing basis using our tools, automation and expertise, while supporting the customer with robust service level agreements. These offerings do not require us to commit significant capital expenditures given that third parties provide the infrastructure.
•Managed hosting and colocation: For customers that require infrastructure on mature cloud platforms, we also offer them the option to place their own servers and networking hardware in our data centers (colocation) or to utilize dedicated servers provided by us in our data centers (managed hosting). However, demand for these services has lessened in recent years as more and more customers move their data and applications to the cloud. In some cases, we are proactively approaching customers and encouraging them to move from these mature services to the cloud in order to preserve the customer relationship.

•Apps & Cross Platform: Our Apps & Cross Platform segment includes managed applications, managed security and data services, as well as professional services related to designing and implementing application, security and data services.

•Managed applications: Our managed application services include running large-scale SaaS applications for customers on our and public cloud infrastructure, such as Oracle, SAP and Office 365. This includes key functions such as: managing a customer’s applications and performing key functions such as account management and scaling up or down of required cloud resources. Additionally, we manage productivity and collaboration applications such as email and hosted Microsoft SharePoint.
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
•Data services: We help customers use their data to further innovate by providing services and expertise for data extraction, transformation, ingestion, storage and analysis. We utilize both traditional analytics platforms and new, machine learning technologies to build repeatable, scalable and automated platforms that extract meaningful insights. Our developers, administrators and cloud and data analytics architects are skilled across a full range of database services, including managed relational databases (Oracle, SAP, SQL Server and MySQL), big data (Hadoop), managed NoSQL (MongoDB) and managed SAP HANA. Our data services are offered both through our managed services subscriptions and through our professional services offerings.

We offer professional services across our entire portfolio, including multicloud solutions, applications, security and data. As part of our professional services process, we meet customers at every stage of their cloud journey and design solutions focused on modernizing their infrastructure and applications to enhance the value of their cloud technologies. This process often serves as the starting point for new business opportunities; following our initial professional services engagement, a customer will typically use any combination of our managed services under long-term contracts, and will often use our professional services multiple times as their technology needs continue to evolve. For some new customer relationships, the early stages of the relationship can be weighted toward infrastructure revenue; in these cases, our customer success sales team is tasked with up-selling and cross-selling additional services, including professional services, to enhance the overall customer relationship.

In addition to our integrated services portfolio described above, we also offer customers our OpenStack Public Cloud solution, our third reporting segment, which represents our legacy business prior to our pivot to multicloud. While we expect to continue to offer our OpenStack Public Cloud solution, we ceased to actively market it to customers in 2017.

Our Technology Platform

Our technology platform is at the center of the Fanatical Customer Experience that we deliver to customers. Our technologies focus on removing the complexities of multicloud deployments, unifying compelling aspects of the experience for our customers and enabling us to deliver scalable solutions.

•Innovative automation drives efficiency for us and our customers, enabling us to rapidly and consistently deliver our solutions across multiple products and clouds at scale. Rackspace Business Automation is a custom platform developed to handle over 11 million events and over 1 billion actions per month across physical devices, virtual devices, systems and tools. Data center automation provides services and applications to automate provisioning, configuring and the decommissioning of data center infrastructure. UIPath Robotic Process Automation is deployed across our business to automate repetitive tasks. We can automate 75% of customer support workloads based upon the automation of thousands of unique processes across our support organization.
•AIOps is a new field of software that combines monitoring, machine learning and automation to enhance IT operations. Our AIOps platform correlates monitoring events across our customers’ physical and virtual devices into a single incident or problem, significantly reducing the time to resolution for complex incidents. We developed a first-of-its-kind multi-tenant AIOps solution that processes millions of compliance-related events each month.
•Predictive operations enables our data scientists to build sophisticated models to provide actionable insights to our business leaders, increasing our agility and ability to identify opportunities that enhance our customer relationships.
•Self-service APIs enable our customers to access data and resources programmatically, extending our automation and service delivery into their native tools and processes. We support integration with our ticketing systems to enable two-way integrated support workflows and billing system integration to enable access to consolidated billing data in multicloud environments. Additionally, our pre-built integration with ServiceNow enables enterprise customers to simplify connectivity between our tools and ServiceNow.
•MyRackspace and other portals and associated mobile apps service over 600,000 active monthly users and support product specific self-service, insights, account management, security management, ticketing and billing. These portals are unified with our custom framework and design language, Pilot and Helix, providing a consistent experience and integrated navigation between our product lines and features. Our custom identity management system authenticates access to our user interfaces and APIs, handling over 2.6 billion requests per month. This includes federation capabilities to integrate with our customers’ identity providers.
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

Our Growth Strategies

In order to continue to drive growth and capture our large market opportunity, key elements of our growth strategies include:

•growing our private cloud business with new solutions, such as Rackspace Services for VMware Cloud and Rackspace Data Freedom;
•building innovative solutions to broaden our portfolio, including scaled cloud-native solutions on our public cloud platforms and full-stack cloud offerings for infrastructure, applications and data;
•accelerating sales motions to defend our commercial business, expanding into mid-market and selectively targeting enterprise customers with our differentiated solutions both horizontally and vertically;
•identifying new areas with unmet needs and making smart technology bets to capture those opportunities ahead of the trend. For example, new product offerings such as Rackspace Data Freedom and Managed Kubernetes introduced in 2021 claim previously-unfilled white space in the cloud market;
•igniting the Racker Culture of innovation and Fanatical Customer Experience for our customers and building on our unique culture by living our core values, embracing a growth mindset and operating with speed while celebrating accomplishments; and
•expanding automation to drive operational effectiveness and continuous process improvement for ourselves and our customers while remaining ahead of the competition in automation and building on our advantage.

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
•Traditional global IT systems integrators, such as Accenture, Atos, Capgemini, Cognizant, Deloitte, DXC Technology and IBM, offer consulting and outsourcing, in a labor-intensive model, for large enterprise customers. Many of these businesses largely support legacy technologies and, where cloud capabilities exist, legacy revenue streams disincentivize these companies from fully embracing cloud technologies.
•Cloud service providers and digital systems integrators provide either consultation and implementation services for digital workflows or cloud services for a single cloud vendor. The solutions offered by these companies are often narrow in scope and are not well-suited for companies with complex multicloud objectives.
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

•Geography. We serve a global customer base. As of December 31, 2021, we served over 100,000 customers in over 120 countries.
•Size. We have a strong presence with customers of all sizes, including enterprise businesses (revenue in excess of $3 billion), mid-market businesses (revenue of $300 million to $3 billion) and commercial customers (revenue less than $300 million).
•Industry. We serve customers across all sectors, including highly regulated industries with complex security, compliance and governance requirements.

We have low customer concentration; no customer represented 3% or more of our total revenue in 2021.

Representative customers by industry vertical are listed below:

Financial Services	Healthcare	Media & Technology	Retail, Consumer & Leisure
Aon	Apria Healthcare	BT	Nike
Everest Insurance	Medecision	Braze	VW/Porsche
TD Bank	Teva Pharmaceuticals	Intrado	Walmart
BFC Group Holdings	Arthrex	Flextech	Awaze
Our Approach to Partnerships

We benefit from differentiated partnerships with all major public and private cloud vendors, including AWS, Microsoft Azure, Google Cloud and VMware. These partnerships provide us with a competitive advantage unmatched by our competitors, spanning across multiple disciplines, including:

•Comprehensive alignment: We work with major technology partners through a systematic engagement model across six key areas of our business: executive, alliances, solutions, marketing, sales, and service delivery to ensure alignment on key initiatives. We operate strategic programs that include solutions milestones, performance reviews and long-term strategic initiatives.
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

•Innovative solutions: We work closely with our partners’ product engineering teams as the baseline for our roadmap development and to provide input into our partners’ development plan. This critical input allows us and our partners to develop complementary services and technology. This has helped us arrive and stay at the forefront of innovation well before our competitors, and develop services and tools related to emerging technologies such as cloud-native application development, machine learning and artificial intelligence (AI).
We believe these relationships are beneficial to us, our partners and our customers. We and our partners both receive critical inputs for further innovation and benefit from joint go-to-market initiatives, while our customers are able to maximize their use of innovative technologies more efficiently, reduce time-to-market and remain competitive.

Sales and Marketing

Our services are sold via a global direct sales team of over 320 sales representatives and over 580 service delivery managers as of December 31, 2021, through third-party channel partners and through online orders on our website. Our sales model is based on both distributed and centralized sales teams with leads generated from customer referrals, channel partners and corporate marketing efforts.

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

Our network of 3,000 channel and technology partners as of December 31, 2021 also plays an important role in our sales efforts. Our channel partners - including management and technical consultancies, technology integrators, software application providers, value-added resellers and web developers - serve as a source of new business opportunities, primarily for small and medium-sized customers. Our technology partners serve as an extension of our sales force, often leading to new business opportunities as their customers recognize the need for a services partner to make the best use of their technology investments. In some cases, we collaborate directly with these partners on go-to-market efforts.

Our Customer Success team includes over 580 Rackers and engages in client relationship, contract management, managing deliverables, client retention and growth of our install base. This team is responsible for understanding the existing customers’ changing business needs and translating them into IT requirements, resulting in successful project execution or alignment of our other service offerings.

Our Culture

At the heart of Fanatical Customer Experience is our unique culture. We invest in the recruitment, development and retention of our Rackers. Inclusion and diversity are top priorities for our company; we attract and cultivate top talent from around the world with diverse backgrounds and a range of expertise. We are highly selective. In our quest to hire the best talent, less than 2% of all applicants are offered positions. We strive to ensure our employees are not just technical experts, but also obsessed with customer outcomes and delivering Fanatical Customer Experience.

We offer Rackers various professional development opportunities through Rackspace University, along with award-winning onboarding and leadership development programs, enabling them to enhance their capabilities across technologies and further their professional growth.

Additionally, in 2021 we were recognized with several workplace-related awards:

Award:	Presented by:
Best Place to Work for LGBTQ (Plus+) Equality	Human Rights Campaign Foundation
Mexico’s Best Workplaces for Diversity and Inclusion	Great Place to Work
Best Place to Work for Moms	Parents@Work
Best Place to Work for Dads	Parents@Work
Best Place to Work for Parents Working Remotely	Parents@Work
Top 50 Best Company for Latinas to Work	Latina Style
50 Most Engaged Workplaces list.	Achievers
Next Gen 100 List	RippleMatch
Our Rackers are passionate about serving our communities as well. Rackspace Technology provides 40 hours of paid time for each Racker to volunteer annually, with over 26,000 volunteer hours logged for the year ended December 31, 2021. The Rackspace Foundation, a Racker-funded nonprofit organization, has been supporting underserved San Antonio-area schools through charitable grants since 2008.

Our Employees

As of December 31, 2021, we employed approximately 6,600 Rackers in 19 countries, including 3,200 Rackers in North America, 1,000 Rackers in EMEA, 2,300 in APJ and 100 Rackers in Australia and New Zealand. Of our North American Rackers, approximately 1,100 work from our corporate headquarters in San Antonio, Texas. As of December 31, 2021, approximately 40% of all Rackers were classified as work-from-home. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages.

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

The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. You can review copies of these documents on the SEC's website. The SEC’s website address is www.sec.gov.

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
Moreover, we may face difficulty retaining existing customers over the long term. Certain customer contracts, particularly within our Multicloud Services segment, typically have initial terms (typically from 12 to 36 months) and, unless terminated, may be renewed or automatically extended for shorter, rolling periods after the initial term. Our customers have no obligation to renew their services after their initial contract periods expire and any termination fees associated with an early termination may not be sufficient to recover our costs associated with such contracts. In addition, many of our other service offerings, including most of our public cloud offerings, can be based on a consumption model and can be canceled at any time without penalty. As a result, we may face high rates of customer churn if we are unable to meet our customer needs, requirements and preferences.

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

Our overall performance depends in part on worldwide economic and geopolitical conditions. The U.S., the U.K. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain. In addition, geopolitical developments, such as existing and potential trade wars and other events beyond our control, such as the COVID-19 pandemic, which has resulted in the imposition of related public health measures and travel restrictions, and civil unrest can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Any of these effects could have a material and adverse impact on our business, financial condition and results of operations.

The outbreak of a novel strain of coronavirus, referred to as COVID-19, has spread globally, including within the U.S., and resulted in the World Health Organization declaring the outbreak a “pandemic” in March 2020, with variant strains of the virus continuing to be identified globally. Currently, COVID-19 has not had a significant impact on our operations or financial performance; however, the ultimate extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, changes in governmental regulation in response to the virus, the pace of economic recovery, the possible resurgence in the spread of the virus or any variant strain(s) of the virus, advances in testing, treatment, and prevention, including the efficacy and availability of vaccines, its impact on our customers, vendors and employees and its impact on our sales cycles as well as industry events, all of which are uncertain and cannot be predicted. For example, in response to the COVID-19 pandemic, many of our facilities have shifted to a work from home environment for employees whose presence in the office is nonessential and if we continue to do so for extended periods of time, we may not meet our on-going employment commitments under certain economic incentive agreements which may result in our losing future tax benefits and having to repay certain tax benefits already received. In addition, we have and may in the future continue to postpone or cancel customer, employee or industry events, which could impact our brand visibility and our ability to obtain new customers. Moreover, any deterioration in economic conditions resulting from the COVID-19 pandemic can affect the rate of IT spending, and any reductions may fall disproportionately on outsourced and cloud-based solutions like ours. In addition, impacts of the COVID-19 pandemic may be exacerbated by the disproportionate impact it is having on small and medium businesses that make a large portion of our customer base, many of which may be forced to shut down or limit operations for an indefinite period of time. Economic weakness, customer financial difficulties and constrained spending on IT operations could adversely affect our customers’ ability or willingness to purchase our service offerings, delay purchasing decisions and lengthen our sales cycles, reduce the value or duration of their subscription contracts, or increase churn, all of which could have a material and adverse effect on our sales and operating results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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

We may not realize any or all of our estimated cost savings, which would have a negative effect on our results of operations.

On July 21, 2021, we committed to the July 2021 Restructuring Plan which will drive a change in the type and location of certain positions and is expected to result in the termination of approximately 10% of our workforce. Any cost savings that we realize from such efforts may differ materially from our estimates. The estimates contained herein are our current estimates, but they involve risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such estimates. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues, or through increases in other expenses. Our cost savings plans are subject to numerous risks and uncertainties that may change at any time. We cannot assure you that cost-savings initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.

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

We incurred net losses of $102.3 million, $245.8 million and $218.3 million in the fiscal years ended December 31, 2019, 2020 and 2021, respectively. We may not be able to achieve profitability in the future or on a consistent basis. We have incurred substantial expenses and expended significant resources to market, promote, and sell our services, and we have substantial debt service payments. Our ability to achieve or maintain profitability will depend on our ability to increase our revenue, manage our cost structure, and avoid significant liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including general macroeconomic conditions, increasing competition, or a decrease in the growth of the markets in which we operate. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. Any failure to increase our revenue or manage our expenses could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition and results of operations to suffer.

Our results of operations have historically varied and may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below investor or analyst expectations.

Our results of operations may fluctuate due to a variety of factors, including many of the risks described in this section, many of which are outside of our control. Many of these factors outside our control could result in increased costs, decreases in the amount of expected revenue and diversion of management’s time and energy, which could materially and adversely impact our business. Our period-to-period results of operations are not necessarily an indication of our future operating performance. Similarly, our Bookings and ARR metrics may not provide an accurate indication of our future or expected results of operations. For instance, we expect that Bookings could fluctuate significantly on a quarterly basis based on the timing of one or more customer purchase decisions, which we cannot control, and which makes it difficult for us to accurately predict Bookings for any future period. In addition, in calculating Non-GAAP Net Income (Loss), we utilize estimates of our net effective tax rate, which may fluctuate based on a number of factors, including tax law changes and the geographic distribution of our profits and losses. As a result, our calculation of Non-GAAP Net Income (Loss) could change from period to period, including due to factors not tied to our financial performance. Furthermore, our revenue, gross margins and profitability in any given period are dependent partially on the service, customer and geographic mix reflected in the respective period. Variations in cost structure and gross margins across business units and services may lead to operating profit volatility on an annual and quarterly basis. Fluctuations in our revenue can lead to even greater fluctuations in our results of operations. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Given the fixed nature of certain operating costs related to our personnel and facilities, any substantial adjustment to our expenses to account for lower than expected levels of revenue will be difficult. Consequently, if our revenue does not meet projected levels, our operating expenses would be high relative to our revenue, which would negatively affect our operating performance. If our revenue or operating results do not meet or exceed the expectations of investors or securities analysts, the price of our common stock may decline.

Our key operating metrics are subject to assumptions and limitations and may not provide an accurate indication of our future or expected results.

Our key operating metrics, including Bookings and ARR, are based on numerous assumptions and limitations, are calculated using our internal data that have not been independently verified by third parties and may not provide an accurate indication of our future or expected results. For instance, our Bookings metric is calculated by annualizing the monthly value of recurring customer contracts entered into during a period and adding the actual (not annualized) estimated value of professional services consulting, advisory or project-based orders received during the period, but does not reflect actual or anticipated contract non-renewals or service cancellations (which we do not report), and to the extent we experience such contract non-renewals or service cancellations, will not result in revenue in future periods. Bookings also does not differentiate between recurring and non-recurring revenue, may not correlate to the time period in which revenue is recognized or anticipated to be recognized and is increased by a customer moving from one workload to another workload (which would not be an increase if a customer had a net zero revenue impact in a single workload from a new contract and cancellation). As a result, the assumptions used in calculating Bookings are subject to several limitations. ARR is a historical measure that annualizes our revenue for a previously completed fiscal quarter and therefore is not a reliable indicator of our future or expected results, and ARR also does not reflect any actual or anticipated reductions in revenue due to contract non-renewals or service cancellations. As a result, our key operating metrics may not reflect our actual performance, and investors should consider each one of our key operating metrics in light of the assumptions used in calculating the metric and limitations as a result thereof. In addition, investors should not place undue reliance on our key operating metrics as indicators of our future or expected results. Moreover, our key operating metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. See Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition And Results of Operations - "Key Operating Metrics" for more information regarding our key operating metrics.

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
•bundle their offerings, including hosting services, with other services they provide at reduced prices;
•streamline their operational structure, obtain better pricing or secure more favorable contractual terms, allowing them to deliver services and products at a lower cost;
•take advantage of acquisition, joint venture and other opportunities more readily;
•adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their services, which could cause us to have to lower prices for certain services to remain competitive in the market; and
•devote greater resources to the R&D of their products and services.

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

We also receive payments and credits from some of our referral and reseller partners, including consideration under volume incentive programs and shared marketing expense programs. Our referral and reseller partners may decide to terminate or reduce the benefits under their incentive programs, or change the conditions under which we may obtain such benefits, and we may fail to achieve the volumes on which our forecasts for incentive payments and credits are based. Any sizable reduction, termination or significant delay in receiving benefits under these programs could adversely impact our business, financial condition and results of operations. If we are unable to timely react to any changes in our referral and reseller partners’ programs, such as the elimination of funding for some of the activities for which we have been compensated in the past, such changes could adversely impact our business, financial condition and results of operations.

If we fail to hire and retain qualified employees and management personnel, our strategies and our business could be harmed.

Our ability to be successful and to execute on our strategies depends on our ability to identify, hire, train and retain qualified executives, IT professionals, technical engineers, software developers, operations employees and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company to grow. Our ability to execute on our sales strategy is also dependent on our ability to identify, hire, train and retain a sufficient number of qualified sales personnel. There is a shortage of qualified personnel in these fields, and like many other companies we have recently encountered additional challenges in hiring and retaining qualified personnel. We compete with other companies for this limited pool of potential employees. Furthermore, the implementation of our strategies will result in changes throughout our business, which may create uncertainty for our employees. Such uncertainties may impair our ability to attract, retain and motivate key personnel and could cause customers, suppliers and others who deal with us to seek to change existing business relationships. In addition, the industry in which we operate is generally characterized by significant competition for skilled personnel, and as our industry becomes more competitive, it could become especially difficult to retain personnel with unique in-demand skills and knowledge, whom we would expect to become recruiting targets for our competitors. There is no assurance that we will be able to recruit or retain qualified personnel or successfully transition knowledge from departing employees, and this failure could cause a dilution of our service-oriented culture and our inability to develop and deliver existing or new operations and services, which could cause our business to be negatively impacted.

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

Cyber-attacks have become more prevalent in our industry, and the techniques used to sabotage or obtain unauthorized access to systems are constantly expanding and evolving and may not be recognized until they are successfully launched against a target. Without the proper tools, software, services and processes in place that are necessary to protect against and mitigate harm, we could be continuously susceptible to unauthorized access, infrastructure attacks, malicious file attacks, ransomware, bugs, worms, malicious software programs, remnant data exposure, computer viruses, denial-of-service attacks, accidents, employee error or malfeasance, intentional misconduct by computer “hackers,” state-sponsored cyber-attacks and attempts by outside parties to fraudulently induce our employees or customers to disclose or grant access to our data or our customers’ data. Our current security measures may fail or be inadequate to defeat or mitigate these attacks, and we may be unable to implement additional security measures in a timely manner. Even if implemented, these measures could be circumvented as a result of accidental or intentional actions by parties within or outside of our organization. Additionally, other disruptions can occur, such as infrastructure gaps, hardware and software vulnerabilities, inadequate or missing security controls, exposed or unprotected customer data and the accidental or intentional disclosure of source code or other confidential information by former or current employees. Any such incidents could (i) interfere with the delivery of services to our customers, (ii) impede our customers’ ability to do business, (iii) compromise the security of infrastructure, systems and data, (iv) lead to the dissemination to third parties of proprietary information or sensitive, personal, or confidential data about us, our employees or our customers, including personally identifiable information of individuals involved with our customers and their end users and (v) impact our ability to do business in the ordinary course. Each of these risks could further intensify as we maintain information in digital form stored on servers connected to the Internet, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions. Some of our systems or vendors’ systems have experienced past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. If a breach or other security incident were to occur, it could expose us to increased risk of claims and liability, including litigation, regulatory enforcement, notification obligations and indemnity obligations, as well as loss of existing or potential customers, harm to our reputation, increases in our security costs (including spending material resources to investigate or correct the breach or incident and to prevent future security breaches and incidents), disruption of normal business operations, the impairment or loss of industry certifications and government sanctions (including debarment), all of which could have a material and adverse effect on our business, financial condition and results of operations.

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

In addition, our customers require and expect that we maintain industry-related compliance certifications, such as International Organization for Standardization ("ISO") 27001, Service Organization Controls ("SOC 1, 2, 3") and Payment Card Industry ("PCI"), Federal Information Security Management Act ("FISMA"), Federal Risk and Authorization Management Program ("FedRAMP") and Health Insurance Portability and Accountability Act ("HIPAA") in the U.S., Information Security Registered Assessors Program ("IRAP") in Australia and Public Services Network ("PSN") in the U.K. There are significant costs associated with maintaining existing and implementing any newly-adopted industry-related compliance certifications, including costs associated with retroactively building security controls into services which may involve re-engineering technology, processes and staffing. The inability to maintain applicable compliance certifications could result in monetary fines, disruptive participation in forensic audits due to a breach, security-related control failures, customer contract breaches, customer churn and brand and reputational harm.

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

If third-party vendors increase their prices and we are unable to successfully pass those costs on to our customers, it could have a material and adverse effect on our results of operations. Many of our contracts with our customers give us the flexibility to increase our prices from time to time; however, notwithstanding our contractual right to do so, raising prices may decrease the demand for our services, cause customers to terminate their existing relationships with us or limit our ability to attract new customers. Our attempts to otherwise mitigate cost increases or achieve cost reductions can also cause disruptions and operational impacts in the near- and medium-term, including increased costs and distraction of management attention.

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

We continue to focus a significant portion of our sales efforts on enterprise customers. Sales to such customers generally have longer sales cycles, more complex customer requirements, substantial upfront sales costs and contract terms that are less favorable to us, including as it relates to pricing and limitations on liability. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our solutions, the discretionary nature of purchasing and budget cycles and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete.

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

Legal, political and economic uncertainty surrounding the exit of the U.K. from the E.U., or Brexit, could have a material and adverse effect on our business.

In June 2016, U.K. voters approved a referendum to withdraw the U.K.’s membership from the E.U., which is commonly referred to as “Brexit.” The U.K.’s withdrawal from the E.U. occurred on January 31, 2020, but the U.K. remained in the E.U.’s customs union and single market until December 31, 2020. In late December 2020, the U.K. and the E.U. agreed to a new trade agreement (the EU-UK Trade and Cooperation Agreement, or the “Trade Agreement”) to govern their relationship.

We have operations in the U.K. and the E.U. and, as a result, we face risks associated with the uncertainty and disruptions as a consequence of Brexit that naturally arise from the Trade Agreement. These include increased cross-border checks and required customs documentation with respect to the movement of goods between the U.K and the E.U., disruption to the labor supply between the U.K. and the E.U., the potential divergence of the regulatory regimes applicable to our operations between the U.K and the E.U., and importantly, the absence of adequate trade provisions dealing with the services sector (especially for financial services) in the Trade Agreement. Consequently, the continuing uncertainty concerning the U.K.’s legal, political and economic relationship with the E.U. could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. These developments, or the perception that any of them could occur, have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

The long-term effects of Brexit will depend on any further agreements (or lack thereof) between the U.K. and the E.U. and, in particular, any arrangements for the U.K. to retain access to E.U. markets in the service sector. We may also face new regulatory costs and challenges as a result of Brexit that could have an adverse effect on our operations. For example, the U.K. has lost the benefits of global trade agreements negotiated by the E.U. on behalf of its members, and therefore has had and will have to negotiate separate trade agreements with other nations (e.g. the U.S.) which is likely to result in greater complexity and uncertainty that could make our doing business globally more difficult. There may continue to be economic uncertainty surrounding the consequences of Brexit that adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could harm our business.

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

We do not own the facilities occupied by our current data centers but occupy them pursuant to commercial leasing arrangements. The initial terms of our main existing data center leases expire over the next 17 years. Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. Even if we are able to renew the leases on our existing data centers, we expect that rental rates, which will be determined based on then-prevailing market rates with respect to the renewal option periods and which will be determined by negotiation with the landlord after the renewal option periods, will be higher than rates we currently pay under our existing lease agreements. Migrations to new facilities could also be expensive and present technical challenges that may result in downtime for our affected customers. There can also be no assurances that our plans to mitigate customer downtime for affected customers will be successful. This could damage our reputation and lead us to lose current and potential customers, which could harm our business, financial condition and results of operations.

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

We are subject to a variety of federal, state, local and international laws, directives and regulations, as well as contractual obligations and policies, relating to the collection, use, retention, security, disclosure, transfer and other processing of information, including sensitive, proprietary, healthcare, financial and personal information. The regulatory framework for privacy and security issues worldwide is complex and rapidly evolving and as a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Any failure by us, our suppliers or other parties with whom we do business to comply with our contractual commitments, policies or with federal, state, local or international regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the U.S., these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general and legislatures and consumer protection agencies. In addition, security advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these security standards even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the U.K. and the E.U. The E.U. has adopted the General Data Protection Regulation ("E.U. GDPR"), which went into effect in May 2018, and together with national legislation, regulations and guidelines of the E.U. member states, contains numerous requirements and changes from previously existing E.U. law, including the increased jurisdictional reach of the European Commission, more robust obligations on data processors and additional requirements for data protection compliance programs by companies. E.U. member states are tasked under the E.U. GDPR to enact, and have enacted, certain legislation that adds to and/or further interprets the E.U. GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. Among other requirements, the E.U. GDPR regulates transfers of personal data subject to the E.U. GDPR to the U.S. as well as other third countries that have not been found to provide adequate protection to such personal data. While we have taken steps to mitigate the impact on us with respect to transfers of data, such as implementing standard contractual clauses, the efficacy and longevity of these transfer mechanisms remains uncertain. Following Brexit, the U.K. enacted a Data Protection Act substantially implementing the GDPR and amended to align with the E.U. GDPR. It is unclear how U.K.

data protection laws or regulations will develop in the medium to longer term. We must comply with the E.U. GDPR and the U.K. GDPR, with each regime having the ability to fine up to the greater of €20 million (in the case of the E.U. GDPR) or £17 million (in the case of the U.K. GDPR) and 4% of total annual revenue. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

Non-compliance with relevant data privacy laws, directives and regulations, such as the E.U. or U.K. GDPR, could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the legal requirements, compliance cost, potential risk exposure and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them.

Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches, and the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. In addition, laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. Further, the California Consumer Privacy Act ("CCPA") took effect on January 1, 2020 and imposes obligations on companies that process personal information of California residents. It remains unclear how various provisions of the CCPA will be interpreted and enforced. Among other things, the CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Other states have enacted or are considering enacting their own data privacy laws. The CCPA and these other state laws may increase our compliance costs and potential liability.

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
•U.S. government contracting regulations impose strict compliance and disclosure obligations. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil U.S. False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters also could lead to audits or investigations and other civil, criminal or administrative sanctions. In addition, contracting with Federal government bodies may subject us to operational requirements or prohibitions which would increase our compliance costs or increase the risk of non-compliance.

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

We operate internationally and must comply with complex foreign and U.S. laws including the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 and the United Nations Convention Against Corruption, which prohibit engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We must also comply with economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals, as well as other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. We do business and may in the future do additional business in countries and regions in which we may face, directly or indirectly, corrupt demands by officials or by private entities in which corrupt offers are expected. Furthermore, many of our operations require us to use third parties to conduct business or to interact with people who are deemed to be governmental officials under the FCPA. Thus, we face the risk of unauthorized payments or offers of payments or other things of value by our employees, contractors or agents. While it is our policy to implement compliance procedures to prohibit these practices, our due diligence policy and the procedures we undertake may not sufficiently vet our third-party channel partners for these risks prior to entering into a contractual relationship with them. As a result, despite our policies and any safeguards and any future improvements made to them, our employees, contractors, third-party channel partners and agents may engage in conduct for which we might be held responsible, regardless of whether such conduct occurs within or outside the U.S. We may also be held responsible for any violations by an acquired company that occurs prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. A violation of any of these laws, even if prohibited by our policies, may result in severe criminal and/or civil sanctions and other penalties and could have a material and adverse effect on our business.

Compliance with U.S. regulations on trade sanctions and embargoes administered by OFAC and the U.S. Commerce Department also poses a risk to us. We cannot provide services to certain countries subject to U.S. trade sanctions. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. Any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges. For example, in 2017, prior to our acquisition of Datapipe, one of Datapipe’s European subsidiaries provided network interconnectivity and distributed denial of attack protection service to an Iranian entity subject to OFAC sanctions. Datapipe self-reported the instance to OFAC and we have taken remedial measures to safeguard against re-occurrence. If we provide services to sanctioned targets in the future in violation of applicable export laws or economic sanctions, we could be subject to government investigations, penalties and reputational harm.

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

We consume a large quantity of power to operate our data centers and as such are exposed to risk associated with fluctuations in the price of power. During 2021, we incurred approximately $44 million in costs to power our data centers. We anticipate an increase in our consumption of power in the future if our private cloud sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Certain of our data centers are located within deregulated energy markets. Power costs have historically tracked the general costs of energy and continued increases in electricity costs may negatively impact our gross margins. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption. If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost. Therefore, increases in our power costs could result in lower gross margins and materially and adversely impact our results of operations.

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

Additionally, the use and distribution of open source software can lead to greater risks than the use of third-party commercial software, as some open source projects have known vulnerabilities and open source software does not come with warranties or other contractual protections regarding infringement claims or the quality of the code. From time to time parties have asserted claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes their intellectual property rights. We have been subject to suits, and could be subject to suits in the future, by parties claiming infringement of intellectual property rights with respect to what we believe to be open source software. Litigation could be costly for us to defend, and in such an event, we could be required to seek licenses from third parties to continue using such software or offering certain of our services. If we are unable to obtain a required license, we may have to discontinue the use of such software or the sale of our affected services, which could cause us to breach customer agreements and incur liability to customers. The cost of obtaining such licenses, or the consequences of failing to obtain them, could adversely affect our business, financial condition and results of operations.

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

We are a highly leveraged company. As of December 31, 2021, we had $3,382.8 million face value of outstanding indebtedness, in addition to $375.0 million of undrawn commitments under the Revolving Credit Facility (without any letters of credit outstanding). Our outstanding indebtedness as of December 31, 2021 included $2,282.8 million of borrowings under the Term Loan Facility, $550.0 million of 5.375% Senior Notes and $550.0 million of 3.50% Senior Secured Notes. For the years ended December 31, 2020 and 2021, we made total debt service payments, consisting of required principal and interest payments, of approximately $245.6 million and $176.0 million, respectively, which represented 210.4% and 47.5%, respectively, of our cash flow from operations (or 73.7% and 34.2%, respectively, of our cash flow from operations calculated prior to any deductions for cash interest payments).

Our substantial indebtedness could have important consequences. For example, it could:
•limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;
•make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the 5.375% Notes Indenture, the 3.50% Notes Indenture, the First Lien Credit Agreement and agreements governing other indebtedness;
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

•prevent us from raising the funds necessary to repurchase all 5.375% Senior Notes or 3.50% Senior Secured Notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute an event of default under the 5.375% Notes Indenture or the 3.50% Notes Indenture, or refinance the Senior Facilities upon a change of control, which is an event of default under the First Lien Credit Agreement; or
•expose us to the risk of increased interest rates, as certain of our borrowings, including borrowings under the Senior Facilities, are at variable rates of interest.
In addition, the First Lien Credit Agreement, the 5.375% Notes Indenture and the 3.50% Notes Indenture contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.

Despite our substantial indebtedness, we may still be able to incur significantly more debt, including secured debt, which could intensify the risks associated with our indebtedness.

We and our subsidiaries may be able to incur substantial indebtedness in the future. Although the terms of the 5.375% Notes Indenture, the 3.50% Notes Indenture, and the First Lien Credit Agreement contain restrictions on our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. These restrictions do not prevent us from incurring indebtedness or our subsidiaries from incurring obligations that do not constitute indebtedness under the terms of the 5.375% Notes Indenture, the 3.50% Notes Indenture, and the First Lien Credit Agreement. To the extent that we incur additional indebtedness or such other obligations, the risk associated with our substantial indebtedness as described above under the risk factor “Our substantial indebtedness could materially and adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments,” including our potential inability to service our debt, will increase.

As of December 31, 2021, we had $375.0 million available for additional borrowing under the Revolving Credit Facility portion of our Senior Facilities (without any letters of credit outstanding), all of which would be secured. In addition to the 5.375% Senior Notes, the 3.50% Senior Secured Notes and our borrowings under the Senior Facilities, the covenants under the 5.375% Notes Indenture, the 3.50% Notes Indenture, and the First Lien Credit Agreement and the covenants under any other of our existing or future debt instruments allow us to incur a significant amount of additional indebtedness and, subject to certain limitations, such additional indebtedness could be secured.

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
We cannot assure you that our business will generate cash flow from operations, or that we will be able to draw under our Revolving Credit Facility or otherwise, in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient to service our indebtedness and other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We cannot assure you that we will be able to restructure or refinance any of our debt on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including the First Lien Credit Agreement and the 5.375% Notes Indenture and the 3.50% Notes Indenture, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations when due. Our equityholders, including Apollo and its affiliates, have no continuing obligation to provide us with debt or equity financing. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would result in a material and adverse effect on our financial condition and results of operations.

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
In addition, the Revolving Credit Facility requires us to comply with a net first lien leverage ratio under certain circumstances.
As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. A failure to comply with the covenants in the First Lien Credit Agreement, the 5.375% Notes Indenture, the 3.50% Notes Indenture or any of our other existing or future indebtedness could result in an event of default under the applicable agreements governing such indebtedness, which, if not cured or waived, could have a material and adverse effect on our business, financial condition and results of operations. In the event of any such event of default, the lenders under the Senior Facilities, as applicable:

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
any of which could result in an event of default under the 5.375% Notes Indenture and the 3.50% Notes Indenture.

Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the Senior Facilities and any of our other existing or future secured indebtedness could proceed against the collateral granted to them to secure the Senior Facilities or such other indebtedness. We have pledged substantially all of our assets as collateral under the Senior Facilities.

If any of our outstanding indebtedness under the Senior Facilities or our other indebtedness, including the 5.375% Senior Notes and the 3.50% Senior Secured Notes, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Facilities are at variable rates of interest and expose us to interest rate risk. As of December 31, 2021, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities. We have entered into, and in the future we may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, we currently do not maintain interest rate swaps with respect to all our variable rate indebtedness, and any swaps we have or may enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.

The phase-out of LIBOR could increase our interest expense and have a material adverse effect on us.

On March 5, 2021, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. U.S. dollar LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”) or other benchmark rates over the next several years. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the U.K., the U.S. or elsewhere.

Borrowings under our Senior Facilities use LIBOR as a benchmark for establishing the applicable interest rate, but the First Lien Credit Agreement includes provisions relating to the future discontinuance of LIBOR and sets forth mechanics for establishing the replacement of LIBOR with an alternative benchmark rate.

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
•quarterly variations in the rate of growth (if any) of our financial or operational indicators, such as EPS, net income, revenues, Non-GAAP Net Income, Non-GAAP Operating Profit, Adjusted EBITDA, Bookings, and ARR;
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

As of December 31, 2021, we had 211.2 million shares of common stock outstanding and approximately 18.9 million shares of common stock underlying outstanding options and RSUs under the 2017 Incentive Plan and the 2020 Incentive Plan, and we have reserved an additional 15.7 million shares of common stock for issuance under the 2020 Incentive Plan and 10.4 million shares of common stock for issuance under the ESPP and we may be required to issue additional shares of common stock to an affiliate of ABRY under the merger agreement related to the acquisition of Datapipe. In addition, certain of our existing stockholders, including Apollo and ABRY, have certain rights to require us to register the sale of common stock held by them including in connection with underwritten offerings. Additionally, we filed a registration statement in respect of all shares of common stock that we may issue under the 2017 Incentive Plan, the 2020 Incentive Plan and the ESPP. After registration, these shares can be freely sold in the public market upon issuance. Sales of significant amounts of stock in the public market upon expiration of applicable lock-up agreements, the perception that such sales may occur, or early release of any lock-up agreements, could adversely affect prevailing market prices of our common stock or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.

If we do not maintain effective internal controls, our financial statements may be inaccurate and the value of your investment in our common stock could decrease.

We expect to continue incurring significant expenses and devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act, including with respect to compliance with the requirements of Section 404(b) of the Sarbanes-Oxley Act. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our consolidated financial statements and fail in meeting our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the Nasdaq, regulatory investigations, civil or criminal sanctions and litigation, any of which would have a material and adverse effect on our business, financial condition, results of operations and the market price of our common stock.

We continue to be controlled by Apollo, and Apollo’s interests may conflict with our interests and the interests of other stockholders.

As of December 31, 2021, Apollo beneficially owned approximately 61% of the voting power of our outstanding common stock. Therefore, individuals affiliated with Apollo will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, entering into significant corporate transactions such as mergers, tender offers, the sale of all or substantially all of our assets and issuance of additional debt or equity. The interests of Apollo and its affiliates could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change in control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as Apollo continues to directly or indirectly beneficially own a significant amount of our equity, even if such amount is less than 50%, Apollo will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions. Apollo also has a right to nominate a number of directors comprising a percentage of our board of directors in accordance with their beneficial ownership of the voting power of our outstanding common stock (rounded up to the nearest whole number), which currently represents at least a majority of our board of directors. In addition, we have an executive committee that serves at the discretion of our board of directors and includes two members nominated by Apollo, who are authorized to take actions (subject to certain exceptions) that they reasonably determine are appropriate.

We are a “controlled company” within the meaning of the Nasdaq’s rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

Apollo controls a majority of the voting power of our outstanding voting stock, and as a result we are a controlled company within the meaning of the Nasdaq’s corporate governance standards. Under the Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

•a majority of the board of directors consist of independent directors;
•the nominating and corporate governance committee be composed entirely of independent directors or otherwise require that the nominees for directors are determined or recommended to our board of directors by the independent members of our board of directors pursuant to a formal resolution addressing the nominations process and such related matters as may be required under the federal securities laws; and
•the compensation committee be composed entirely of independent directors.
We intend to utilize these exemptions as long as we remain a controlled company. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq. There can be no assurances that we will remain a “controlled company” and, following the loss of such status, we may need to modify our board and committee compositions in order to be in compliance with applicable Nasdaq rules.

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

Data Centers

As of December 31, 2021, we leased data centers located across the U.S., the U.K., Hong Kong, Australia and other locations throughout the world.

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

PART II
ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the Nasdaq, under the symbol "RXT" since August 5, 2020. Prior to that date, there was no public market for our common stock.

Holders of Record

As of February 22, 2022, there were 23 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 5, 2020 (the date our common stock commenced trading on the Nasdaq) and December 31, 2021 with the cumulative total return of (i) the Standard & Poor's ("S&P") 500 Index and (ii) the S&P 500 Information Technology Index over the same period. All values assume the investment of $100 in our common stock and both of the other indices on August 5, 2020 and assumes the reinvestment of dividends. The graph uses the closing market price on August 5, 2020 of $16.39 per share as the initial value of our common stock. The comparisons shown below are based upon historical data. We caution that the stock price performance shown is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Company/Index	August 5, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Rackspace Technology, Inc.	$100.00	$117.69	$116.29	$145.09	$119.65	$86.76	$82.18
S&P 500 Index	$100.00	$101.06	$112.87	$119.39	$129.14	$129.44	$143.22
S&P 500 Information Technology Index	$100.00	$102.62	$114.45	$116.44	$129.59	$131.06	$152.62

Unregistered Sales of Equity Securities

Not Applicable.

Issuer Purchases of Equity Securities

None.

ITEM 6 - [RESERVED]

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following MD&A is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this Annual Report. References to “Rackspace Technology,” “we,” “our company,” “the company,” “us,” or “our” refer to Rackspace Technology and its consolidated subsidiaries.

The following discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report titled “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Special Note Regarding Forward-Looking Statements” contained elsewhere in this Annual Report.

Overview

We are a leading end-to-end multicloud technology services company. We design, build and operate our customers’ cloud environments across all major technology platforms, irrespective of technology stack or deployment model. We partner with our customers at every stage of their cloud journey, enabling them to modernize applications, build new products and adopt innovative technologies. We serve our customers with a unique combination of proprietary technology resulting from over $1 billion of investment and services expertise from a team of highly skilled consultants and engineers. And we provide our customers with unbiased expertise and technology solutions, delivered over the world’s leading cloud services, all wrapped in Fanatical Customer Experience.

We aim to be our customers’ most trusted advisor and services partner in their path to cloud transformation and to accelerate the value of their cloud investments. We give customers the ability to make fluid decisions when choosing the right technologies, and we recommend solutions based on customers’ unique objectives. In this way, we empower our customers to harness the full benefits of cloud adoption.

Our team of 6,600 highly skilled Rackers, including consultants and engineers, partners with companies at every stage of their cloud transformation journey

We deliver our services to a global customer base through an integrated service delivery model. We have a presence in more than 60 cities around the world. This footprint allows us to better serve customers based in various countries, especially multinational companies requiring cross-border solutions. We have a strong presence with customers of all sizes, including enterprise businesses (revenue in excess of $3 billion), mid-market businesses (revenue of $300 million to $3 billion) and commercial customers (revenue less than $300 million).

On November 3, 2016, Rackspace Hosting (now named Rackspace Technology Global) was acquired by Inception Parent, an indirect wholly-owned subsidiary of the company. Pursuant to the merger agreement, dated as of August 26, 2016, Rackspace Technology Global merged with a wholly-owned subsidiary of Inception Parent, with Rackspace Technology Global surviving as a wholly-owned subsidiary of Inception Parent.

We operate our business and report our results through three reportable segments: (1) Multicloud Services, (2) Apps & Cross Platform and (3) OpenStack Public Cloud. Our Multicloud Services segment includes our multicloud services offerings, as well as professional services related to designing and building multicloud solutions and cloud-native applications. Our Apps & Cross Platform segment includes managed applications, managed security and data services, as well as professional services related to designing and implementing application, security and data services. In early 2017, we determined that our OpenStack Public Cloud offering was not core to our go-forward operations and we ceased to incentivize our sales team to promote and sell the product by the end of that year. We continue to serve our existing OpenStack Public Cloud customer base while we focus our growth strategy and investments on our Multicloud Services and Apps & Cross Platform offerings. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 20, "Segment Reporting" for additional information about our segments. We refer to certain supplementary Core financial measures, which reflect the results or otherwise pertain to the performance of our Multicloud Services and Apps & Cross Platform segments, in the aggregate. Our Core financial measures exclude the results and performance of our OpenStack Public Cloud segment.

We generate revenue primarily through the sale of consumption-based contracts for our services offerings, which are recurring in nature. We also generate revenue from the sale of professional services related to designing and building customer solutions, which are non-recurring in nature. Arrangements within our Multicloud Services offerings generally have a fixed term, typically from 12 to 36 months, with a monthly recurring fee based on the computing resources provided to and utilized by the customer, the complexity of the underlying infrastructure and the level of support we provide. Our other primary sources of revenue are for public cloud services within our Multicloud Services, our Apps & Cross Platform and our OpenStack Public Cloud offerings. Contracts for these arrangements typically operate on a consumption model and can be canceled at any time without penalty.

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

Refer to Item 8 of Part II, Financial Statements and Supplementary Data - Note 16, "Acquisitions" for more detail on this acquisition.

On August 7, 2020, we completed the IPO, in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share.

On July 21, 2021, we committed to the July 2021 Restructuring Plan which will drive a change in the type and location of certain positions and is expected to result in the termination of approximately 10% of our workforce. We recorded total charges of $50.5 million for the year ended December 31, 2021 related to this restructuring plan. This included $25.4 million for employee related costs and other costs accounted for as exit and disposal costs under ASC 420 as described in Item 8 of Part II, Financial Statements and Supplementary Data - Note 11, "July 2021 Restructuring Plan." Employee related costs consisted primarily of one-time termination benefits and certain contractual termination benefits with executives. Other costs consisted of professional fees, asset write-offs and the impact of a contract termination with a third-party. The remaining $25.1 million of expenses consisted primarily of one-time offshore build out costs. We expect to incur additional expenses of approximately $15 million over the next 12 months. After the July 2021 Restructuring Plan is implemented, we expect to realize approximately $95 to $100 million in gross annual savings compared to expense levels prior to the commencement of the plan.

Impact of COVID-19

The outbreak of a novel strain of coronavirus, referred to as COVID-19, has spread globally, including within the U.S. and resulted in the World Health Organization declaring the outbreak a "pandemic" in March 2020, with variant strains of the virus continuing to be identified globally. The effects of COVID-19 and its variants continue to evolve, and the full impact and duration of the virus are unknown. Managing COVID-19 has severely impacted healthcare systems and businesses worldwide. The effects of COVID-19 and its variants and the response to the virus have negatively impacted overall economic conditions. To date, COVID-19 and its variants have not adversely affected our results of operations or financial condition in any material respect; however, the ultimate extent of the impact of COVID-19 and its variants on our operational and financial performance will depend on certain developments, including the duration and severity of the outbreak, the pace of economic recovery, the possible resurgence in the spread of the virus or any variant strain(s) of the virus, advances in testing, treatment, and prevention, including the efficacy and availability of vaccines, its impact on our customers, vendors and employees and its impact on our sales cycles as well as industry events, all of which are uncertain and cannot be predicted. If the pandemic worsens or the global economic recovery slows, we could experience service disruption, loss of customers or higher levels of doubtful trade accounts receivable, which could have an adverse effect on our results of operations and cash flows. We continue to focus on the health and safety of our employees, customers and partners and, among other things, have implemented a work-from-home policy and are limiting contact between our employees and customers while continuing to deliver Fanatical Customer Experience. To date, the impact on our business has been limited as most of our services were, even before the pandemic, being delivered remotely or capable of being delivered remotely and we have a diverse customer base. The full extent to which COVID-19 and its variants may impact our financial condition or results of operations over the medium to long term, however, remains uncertain. Due to our recurring revenue business model, the effect of COVID-19 and its variants may not be fully reflected in our results of operations until future periods, if at all. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders, including developing a plan to return our workforce back to the office when it is safe to do so.

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

Differentiating Our Service Offerings in a Competitive Market Environment

Our success depends to a significant extent on our ability to differentiate, expand and upgrade our service offerings in line with developing customer needs, while deepening our relationships with leading public cloud service providers and establishing new relationships, including with sales partners. We are a certified premier consulting and managed services partner to some of the largest cloud computing platforms, including AWS, Microsoft Azure, Google Cloud, Oracle, SAP and VMware. We believe we are unique in our ability to serve customers across major technology stacks and deployment options, all while delivering Fanatical Customer Experience. Our existing and prospective customers are also under increasing pressure to move from on-premise or self-managed IT to the cloud to compete effectively in a digital economy and maximize the value of their cloud investments, which we believe presents an opportunity for professional services projects as well as new recurring business.

ARR, which we believe is an important indicator of our market differentiation and future revenue opportunity from recurring customer contracts, was $2,411.6 million, $2,711.1 million and $2,984.9 million for the years ended December 31, 2019, 2020 and 2021, respectively. See “Key Operating Metrics.” We also believe that many of our prospective customers will need external support for their cloud transformations, which are non-recurring projects excluded from ARR provided through our professional services, and that our hybrid, platform-neutral approach, and ability to deliver Fanatical Customer Experience to customers, will continue to be key to our success in attracting and retaining customers over time.

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

Business Mix Shift

The mix of revenue within our Multicloud Services segment has shifted in recent years, from mature offerings such as managed hosting and colocation to managed public cloud services. Since the mature offerings are hosted on our own infrastructure, these offerings carry a higher gross margin, but also a higher burden on the company for operating expenses and capital expenditures. Conversely, as managed public cloud services are hosted on third-party infrastructure, these services carry a lower gross margin, but also a correspondingly lower operating expense and capital expenditure burdens. As a result, despite the difference in gross margins between the mature offerings and the growth offerings, the operating margins for the different classes of offerings is relatively similar.

Shift in Capital Intensity

In recent years, the mix of our consolidated revenues has shifted from high capital intensity service offerings to low capital intensity service offerings and we expect this mix shift to continue. Historically, we primarily offered managed hosting and OpenStack Public Cloud services to our customers, which required us to deploy servers and equipment to ensure adequate capacity for new customers and, in certain cases, on behalf of customers at the start or during the performance of a contract, resulting in a high level of anticipatory and success-based capital expenditures. Today, the vast majority of our revenue is derived from service offerings, such as managed public cloud services, application services and professional services, which have significantly lower success-based capital requirements because they allow us to leverage our partners’ infrastructure or technology to make our capital expenditures more efficient. As a result, we have recently experienced and expect to continue to experience changes in our capital expenditures requirements.

Our capital expenditures equaled 9%, 8% and 7% of our revenue for the years ended December 31, 2019 2020 and 2021, respectively. While there is some variability in capital expenditures from quarter to quarter due to timing of purchases, we expect to maintain or lower current capital intensity levels over the longer term.

Mergers and Acquisitions

We have completed and substantially integrated five acquisitions since 2017, including Onica, an AWS cloud services company that we acquired in the fourth quarter of 2019. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 16, "Acquisitions." We routinely evaluate potential acquisitions that align with our growth strategy. Our acquisitions in any period may impact the comparability of our results with prior and subsequent periods. The integration of acquisitions also requires dedication of substantial time and resources, and we may never fully realize synergies and other benefits that we expect. Acquisition purchase price accounting, which may require significant judgment, and amortization and depreciation of acquired assets, may result in our recording post-acquisition costs that are higher or lower than the underlying, steady state operating costs of the acquired business. Additionally, the terms of any such acquisition, particularly with respect to the treatment of deferred revenue, may adversely impact our post-acquisition recognition of revenue from the acquired business. Additionally, our acquired businesses or assets may not perform as we expect, which could adversely affect our results of operations.

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

Key Operating Metrics

The following table and discussion present and summarize our key operating performance indicators, which management uses as measures of our current and future business and financial performance:

	Year Ended December 31,
(In millions, except %)	2019	2020	2021
Bookings	$700.7	$1,126.1	$1,030.5
Annualized Recurring Revenue	$2,411.6	$2,711.1	$2,984.9

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

Our Bookings were $700.7 million, $1,126.1 million and $1,030.5 million for the years ended December 31, 2019, 2020 and 2021, respectively. The decrease in Bookings from 2020 to 2021 is the result of the company’s focus in 2021 on growing revenue and profitability with the new customers onboarded in 2019 and 2020. Sales activities were previously heavily weighted towards new customer acquisition, and in particular infrastructure sales, which drives higher dollar bookings. While we continue to acquire new customers, we also aim to deepen relationships with these customers through high-margin services bookings. In addition, we are investing in initiatives to drive sales productivity improvements.

Annualized Recurring Revenue

We calculate ARR by annualizing our actual revenue from existing recurring customer contracts (as defined under “Bookings” above) for the most recently completed fiscal quarter. ARR is not adjusted for the impact of any known or projected future customer cancellations, service upgrades or downgrades or price increases or decreases.

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

Our ARR was $2,411.6 million, $2,711.1 million and $2,984.9 million for the years ended December 31, 2019, 2020 and 2021, respectively.

Key Components of Statement of Operations

Revenue

A substantial amount of our revenue, particularly within our Multicloud Services segment, is generated pursuant to contracts that typically have a fixed term (typically from 12 to 36 months). Our customers generally have the right to cancel their contracts by providing us with written notice prior to the end of the fixed term, though most of our contracts provide for termination fees in the event of cancellation prior to the end of their term, typically amounting to the outstanding value of the contract. These contracts include a monthly recurring fee, which is determined based on the computing resources utilized and provided to the customer, the complexity of the underlying infrastructure and the level of support we provide. Our public cloud services within the Multicloud Services segment and most of our Apps & Cross Platform and OpenStack Public Cloud services generate usage-based revenue invoiced on a monthly basis and can be canceled at any time without penalty. We also generate revenue from usage-based fees and fees from professional services earned from customers using our hosting and other services. We typically recognize revenue on a daily basis, as services are provided, in an amount that reflects the consideration to which we expect to be entitled in exchange for our services. Our usage-based arrangements generally include a variable consideration component, consisting of monthly utility fees, with a defined price and undefined quantity. Our customer contracts also typically contain service level guarantees, including with respect to network uptime requirements, that provide discounts when we fail to meet specific obligations and, with respect to certain products, we may offer volume discounts based on usage. As these variable consideration components consist of a single distinct daily service provided on a single performance obligation, we account for all of them as services are provided and earned.

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

Selling, general and administrative expenses

SG&A expenses consist primarily of personnel costs (including salaries, bonuses, commissions, benefits and share-based compensation) for our sales force, executive team and corporate administrative and support employees, including our human resources, finance, accounting and legal functions. SG&A also includes R&D costs, repair and maintenance of corporate infrastructure, facilities rent, third-party advisory fees (including audit, legal and management consulting costs), marketing and advertising costs and insurance, as well as the amortization of related intangible assets and certain depreciation of fixed assets.

SG&A also includes transaction costs related to acquisitions and financings along with costs related to integration and business transformation initiatives which may impact the comparability of SG&A between periods. Employee related costs and other costs incurred, as discussed in Item 8 of Part II, Financial Statements and Supplementary Data - Note 11, "July 2021 Restructuring Plan," are also included within SG&A.

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

Income taxes

Our income tax benefit (provision) and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid. To date, we have recorded consolidated tax benefits, reflecting our net losses, though certain of our non-U.S. subsidiaries have incurred corporate tax expense according to the relevant taxing jurisdictions. We are under certain domestic and foreign tax audits. Due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We believe we have made adequate provision for all uncertain tax positions. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 14, "Taxes."

Results of Operations

We discuss our historical results of operations, and the key components of those results, below. Past financial results are not necessarily indicative of future results.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2021

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Year Ended December 31,				Year-Over-Year Comparison
	2020		2021
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$2,707.1	100.0%	$3,009.5	100.0%	$302.4	11.2%
Cost of revenue	(1,722.7)	(63.6)%	(2,072.7)	(68.9)%	(350.0)	20.3%
Gross profit	984.4	36.4%	936.8	31.1%	(47.6)	(4.8)%
Selling, general and administrative expenses	(959.7)	(35.4)%	(906.8)	(30.1)%	52.9	(5.5)%
Impairment of goodwill	—	—%	(52.4)	(1.7)%	(52.4)	100.0%
Gain on sale of land	—	—%	19.9	0.7%	19.9	100.0%
Income (loss) from operations	24.7	0.9%	(2.5)	(0.1)%	(27.2)	NM
Other income (expense):
Interest expense	(268.4)	(9.9)%	(205.1)	(6.8)%	63.3	(23.6)%
Gain (loss) on investments, net	0.7	0.0%	(3.0)	(0.1)%	(3.7)	NM
Debt modification costs and extinguishment loss	(71.5)	(2.6)%	(37.5)	(1.2)%	34.0	(47.6)%
Other income (expense), net	2.5	0.1%	(1.0)	(0.0)%	(3.5)	NM
Total other income (expense)	(336.7)	(12.4)%	(246.6)	(8.2)%	90.1	(26.8)%
Loss before income taxes	(312.0)	(11.5)%	(249.1)	(8.3)%	62.9	(20.2)%
Benefit for income taxes	66.2	2.4%	30.8	1.0%	(35.4)	(53.5)%
Net loss	$(245.8)	(9.1)%	$(218.3)	(7.3)%	$27.5	(11.2)%
NM = not meaningful.

Revenue

Revenue increased $302 million, or 11.2%, to $3,010 million in 2021 from $2,707 million in 2020. Revenue was positively impacted by new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue increased 10.1% year-over-year. The following table presents revenue growth by segment:

	Year Ended December 31,		% Change
(In millions, except %)	2020	2021	Actual	Constant Currency (1)
Multicloud Services	$2,141.5	$2,449.1	14.4%	13.2%
Apps & Cross Platform	336.6	377.6	12.2%	11.6%
Core Revenue	2,478.1	2,826.7	14.1%	13.0%
OpenStack Public Cloud	229.0	182.8	(20.2)%	(21.3)%
Total	$2,707.1	$3,009.5	11.2%	10.1%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in 2021 increased 14% on an actual basis, and 13% on a constant currency basis, from 2020. Underlying growth was primarily driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Growth offerings such as managed public cloud services and Rackspace Services for VMware Cloud represented approximately 75% of the Multicloud Services segment in 2021, and revenue from these growth offerings increased 30% in 2021 compared to 2020. This growth was partially offset by a decrease in revenue from mature offerings such as managed hosting and colocation services.

Apps & Cross Platform revenue in 2021 increased 12%, on an actual and constant currency basis, from 2020, due to growth in our offerings for managed security and management of productivity and collaboration applications, partially offset by a decrease in professional services revenue.

OpenStack Public Cloud revenue in 2021 decreased 20% on an actual basis, and 21% on a constant currency basis, from 2020 due to customer churn.

Cost of Revenue

Cost of revenue increased $350 million, or 20%, to $2,073 million in 2021 from $1,723 million in 2020, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings and the impact of an increased volume of larger, multi-year customer contracts which typically have a larger infrastructure component and lower margins. The increase in third-party infrastructure was partially offset by a decline in personnel costs primarily due to cost savings as a result of shifting roles to lower-cost locations as part of our continued focus on business optimization initiatives, including the July 2021 Restructuring Plan. Depreciation expense also decreased between periods primarily related to certain property, equipment and software reaching the end of its useful life for depreciation purposes as we shift towards faster-growing, value-added service offerings which have significantly lower capital requirements than our legacy capital-intensive revenue streams. Additionally, in March 2021, we completed an assessment of the useful lives of certain customer gear equipment, which resulted in a revision of certain useful lives within our policy ranges, further contributing to the reduction in depreciation expense. We also had year-over-year expense reductions in data center and license expenses as a result of initiatives to lower our cost structure, which included the consolidation of data center facilities and optimizing our vendor license spending.

As a percentage of revenue, cost of revenue increased 530 basis points in 2021 to 68.9% from 63.6% in 2020, primarily driven by a 1,270 basis point increase in usage charges for third-party infrastructure, partially offset by a decrease related to personnel costs, depreciation, data center, and license expense.

Gross Profit and Non-GAAP Gross Profit

Our consolidated gross profit was $937 million in 2021, a decrease of $48 million from $984 million in 2020. Our Non-GAAP Gross Profit was $996 million in 2021, a decrease of $30 million from $1,026 million in 2020. Non-GAAP Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 31.1% in 2021, a decrease of 530 basis points from 36.4% in 2020.

The table below presents a reconciliation of total consolidated gross profit to Non-GAAP Gross Profit, which represents the total of our individual segment gross profit measures.

	Year Ended December 31,
(In millions)	2020	2021
Total consolidated gross profit	$984.4	$936.8
Share-based compensation expense	14.5	16.7
Other compensation expense (1)	5.9	2.7
Purchase accounting impact on expense (2)	5.9	4.7
Restructuring and transformation expenses (3)	15.3	35.5
Non-GAAP Gross Profit	$1,026.0	$996.4

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(3)	Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses. This amount also includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

Our segment gross profit and gross margin for the periods indicated, and the change in gross profit between periods is shown in the table below:

	Year Ended December 31,				Year-Over-Year Comparison
(In millions, except %)	2020		2021
Segment gross profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$810.2	37.8%	$793.4	32.4%	$(16.8)	(2.1)%
Apps & Cross Platform	115.5	34.3%	135.9	36.0%	20.4	17.7%
OpenStack Public Cloud	100.3	43.8%	67.1	36.7%	(33.2)	(33.1)%
Non-GAAP Gross Profit	$1,026.0		$996.4		$(29.6)	(2.9)%

Multicloud Services gross profit decreased by 2% in 2021 from 2020. Segment gross profit as a percentage of segment revenue decreased by 540 basis points, reflecting a 24% increase in segment cost of revenue and a 14% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs due to the increase in revenue in our growth offerings resulting in a larger proportion of these services within this segment, partially offset by lower personnel, depreciation, data center and license expense.

Apps & Cross Platform gross profit increased 18% in 2021 from 2020. Segment gross profit as a percentage of segment revenue increased by 170 basis points, reflecting a 9% increase in segment cost of revenue and a 12% increase in segment revenue. The increase in cost of revenue was primarily driven by the segment’s higher business volume as well as higher third-party infrastructure costs.

OpenStack Public Cloud gross profit decreased 33% in 2021 from 2020 due to customer churn. Segment gross profit as a percentage of segment revenue decreased by 710 basis points, reflecting a 20% decrease in segment revenue, partially offset by a 10% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from Non-GAAP Gross Profit was $59.6 million in 2021, an increase of $18.0 million from $41.6 million in 2020, reflecting higher restructuring and transformation expenses and share-based compensation, partially offset by lower purchase accounting adjustments and other compensation expense.

For more information about our segment gross profit, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 20, "Segment Reporting."

Selling, General and Administrative Expenses

SG&A expenses decreased $53 million, or 6%, to $907 million in 2021 from $960 million in 2020. The reduction was driven by costs incurred in the prior year related to Onica integration, IPO related expenses, and management consulting fees as the agreements were terminated in connection with the IPO. This reduction was partially offset by costs incurred in 2021 related to the July 2021 Restructuring Plan including $25 million of restructuring charges accounted for as exit and disposal costs under ASC 420. Other cost increases between periods include costs related to other business transformation initiatives and incremental costs to operate as a public company. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 11, "July 2021 Restructuring Plan" for additional information regarding the current period restructuring charges.

As a percentage of revenue, SG&A expenses decreased 530 basis points, to 30.1% in 2021 from 35.4% in 2020, for the reasons discussed above.

Impairment of Goodwill

As a result of our annual goodwill impairment test performed during the fourth quarter of 2021, we determined that the carrying amount of our OpenStack Public Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $52 million. The impairment was driven by deteriorating forecasted margins and cash flows within the reporting unit primarily due to operating costs declining at a slower rate than previously anticipated even after factoring in the long term impacts of the July 2021 Restructuring Plan. There was no such impairment in 2020. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 5, "Goodwill and Intangible Assets" for further discussion.

Gain on Sale of Land

In January 2021, we recorded a $20 million gain related to the sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers, as further discussed in Item 8 of Part II, Financial Statements and Supplementary Data - Note 4, "Property, Equipment and Software, net."

Interest Expense

Interest expense decreased $63 million to $205 million in 2021 from $268 million in 2020, primarily driven by a reduction in total debt outstanding and lower interest rates as a result of significant debt refinancing transactions between periods.

Debt Modification Costs and Extinguishment Loss

In 2021, we recorded $37 million and $0.5 million of debt modification costs and extinguishment loss related to the February 2021 Refinancing Transaction and termination of the Receivables Financing Facility, respectively. In 2020, we recorded $72 million of debt modification costs and extinguishment loss related to the repayment of $1,120 million aggregate principal amount of 8.625% Senior Notes. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 7, "Debt" for further discussion.

Benefit for Income Taxes

Our income tax benefit decreased by $35 million to $31 million in 2021 from $66 million in 2020. Our effective tax rate decreased from 21.2% in 2020 to 12.4% in 2021. The decrease in the effective tax rate year-over-year is primarily due to the geographic distribution of profits, the tax impact associated with goodwill impairment and changes in income tax reserves. The difference between the effective rate for 2021 and the statutory rate is primarily due to the geographic distribution of profits, the tax impact associated with goodwill impairment and executive compensation that is nondeductible under IRC Section 162(m) as a result of the IPO.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our benefit for income taxes, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 14, "Taxes."

Year Ended December 31, 2019 Compared to Year Ended December 31, 2020

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Year Ended December 31,				Year-Over-Year Comparison
	2019		2020
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$2,438.1	100.0%	$2,707.1	100.0%	$269.0	11.0%
Cost of revenue	(1,426.9)	(58.5)%	(1,722.7)	(63.6)%	(295.8)	20.7%
Gross profit	1,011.2	41.5%	984.4	36.4%	(26.8)	(2.7)%
Selling, general and administrative expenses	(911.7)	(37.4)%	(959.7)	(35.4)%	(48.0)	5.3%
Gain on divestiture	2.1	0.1%	—	—%	(2.1)	(100.0)%
Income from operations	101.6	4.2%	24.7	0.9%	(76.9)	(75.7)%
Other income (expense):
Interest expense	(329.9)	(13.5)%	(268.4)	(9.9)%	61.5	(18.6)%
Gain on investments, net	99.5	4.1%	0.7	0.0%	(98.8)	(99.3)%
Debt modification costs and extinguishment gain (loss)	9.8	0.4%	(71.5)	(2.6)%	(81.3)	NM
Other income (expense), net	(3.3)	(0.1)%	2.5	0.1%	5.8	NM
Total other income (expense)	(223.9)	(9.2)%	(336.7)	(12.4)%	(112.8)	50.4%
Loss before income taxes	(122.3)	(5.0)%	(312.0)	(11.5)%	(189.7)	155.1%
Benefit for income taxes	20.0	0.8%	66.2	2.4%	46.2	NM
Net loss	$(102.3)	(4.2)%	$(245.8)	(9.1)%	$(143.5)	140.3%
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

The table below presents a reconciliation of total consolidated gross profit to Non-GAAP Gross Profit, which represents the total of our individual segment gross profit measures.

	Year Ended December 31,
(In millions)	2019	2020
Total consolidated gross profit	$1,011.2	$984.4
Share-based compensation expense	5.7	14.5
Other compensation expense (1)	2.8	5.9
Purchase accounting impact on revenue (2)	(0.2)	—
Purchase accounting impact on expense (2)	9.6	5.9
Restructuring and transformation expenses (3)	10.3	15.3
Non-GAAP Gross Profit	$1,039.4	$1,026.0

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on revenue and expenses.
(3)	Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses.

Our segment gross profit and gross margin for the periods indicated, and the change in gross profit between periods is shown in the table below:

	Year Ended December 31,				Year-Over-Year Comparison
(In millions, except %)	2019		2020
Segment gross profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$774.7	42.3%	$810.2	37.8%	$35.5	4.6%
Apps & Cross Platform	118.7	37.2%	115.5	34.3%	(3.2)	(2.7)%
OpenStack Public Cloud	146.0	51.0%	100.3	43.8%	(45.7)	(31.3)%
Non-GAAP Gross Profit	$1,039.4		$1,026.0		$(13.4)	(1.3)%

Multicloud Services gross profit increased by 5% in 2020 from 2019. Segment gross profit as a percentage of segment revenue decreased by 450 basis points, reflecting a 26% increase in segment cost of revenue and a 17% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs and the addition of former Onica employees’ personnel costs. Partially offsetting the increase was lower depreciation and data center costs.

Apps & Cross Platform gross profit decreased by 3% in 2020 from 2019. Segment gross profit as a percentage of segment revenue decreased by 290 basis points, reflecting a 10% increase in segment cost of revenue and a 5% increase in segment revenue. The increase in cost of revenue was driven by the segment’s higher business volume as well as investments to support more service-oriented offerings and higher third-party infrastructure costs.

OpenStack Public Cloud gross profit decreased 31% in 2020 from 2019 due to customer churn. Segment gross profit as a percentage of segment revenue decreased by 720 basis points, reflecting a 20% decrease in segment revenue, partially offset by an 8% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from Non-GAAP Gross Profit was $41.6 million in 2020, an increase of $13.4 million from $28.2 million in 2019, reflecting higher restructuring and transformation expenses, share-based compensation and other compensation expense, partially offset by lower purchase accounting adjustments.

For more information about our segment gross profit, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 20, "Segment Reporting."

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

Gain on Divestiture

In March 2019, we recorded a $2 million gain related to the payment of a promissory note receivable that was issued in conjunction with the divestiture of our Mailgun business in 2017. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 15, "Divestitures," included elsewhere in this Annual Report for more information on this transaction.

Interest Expense

Interest expense decreased $62 million to $268 million in 2020 from $330 million in 2019 primarily due to the January 2020 designation of certain of our interest rate swap agreements as cash flow hedges, as further discussed in Item 8 of Part II, Financial Statements and Supplementary Data - Note 17, "Derivatives." In 2019, we recorded $52 million of interest expense related to the change in the fair value of interest rate swaps compared to $14 million recorded to interest expense in 2020. Also contributing to the decrease in interest expense was the reduction in our total debt balance largely due to the repayment of $1,120 million aggregate principal amount of 8.625% Senior Notes during 2020.

Gain on Investments, Net

Gain on investments was $1 million in 2020 compared to $100 million in 2019, driven by the realized gain on our investment in CrowdStrike of $97 million, as further discussed in Item 8 of Part II, Financial Statements and Supplementary Data - Note 6, "Investments."

Debt Modification Costs and Extinguishment Gain (Loss)

In 2020 we recorded $72 million of debt modification costs and extinguishment loss related to the repayment of $1,120 million aggregate principal amount of 8.625% Senior Notes. We recorded a $10 million gain on debt extinguishment in 2019 related to repurchases of $77 million principal amount of 8.625% Senior Notes. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 7, "Debt" for further discussion.

Other Income (Expense), Net

We had $3 million of other income in 2020 compared to $3 million of other expense in 2019 primarily related to foreign currency transaction gains, partially offset by changes in the fair value of foreign currency derivatives, as further discussed in Item 8 of Part II, Financial Statements and Supplementary Data- Note 17, "Derivatives."

Benefit for Income Taxes

Our income tax benefit increased by $46 million to $66 million in 2020 from $20 million in 2019. Our effective tax rate increased from 16.4% in 2019 to 21.2% in 2020. The increase in the effective tax rate year-over-year and the difference between the effective tax rate for 2020 and the statutory rate are primarily due to the geographic distribution of profits and changes in income tax reserves, as well as executive compensation that is nondeductible under IRC Section 162(m) as a result of the IPO.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our benefit for income taxes, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 14, "Taxes."

Non-GAAP Financial Measures

We track several non-GAAP financial measures to monitor and manage our underlying financial performance. The following discussion includes the presentation of constant currency revenue, Non-GAAP Gross Profit, Non-GAAP Net Income (Loss), Non-GAAP Operating Profit, Adjusted EBITDA and Non-GAAP EPS, which are non-GAAP financial measures that exclude the impact of certain costs, losses and gains that are required to be included in our profit and loss measures under GAAP. Although we believe these measures are useful to investors and analysts for the same reasons they are useful to management, as discussed below, these measures are not a substitute for, or superior to, U.S. GAAP financial measures or disclosures. Other companies may calculate similarly-titled non-GAAP measures differently, limiting their usefulness as comparative measures. We have reconciled each of these non-GAAP measures to the applicable most comparable GAAP measure throughout this MD&A.

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

The following tables present, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Year Ended December 31, 2020	Year Ended December 31, 2021			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$2,141.5	$2,449.1	$(23.9)	$2,425.2	14.4%	13.2%
Apps & Cross Platform	336.6	377.6	(2.1)	375.5	12.2%	11.6%
OpenStack Public Cloud	229.0	182.8	(2.6)	180.2	(20.2)%	(21.3)%
Total	$2,707.1	$3,009.5	$(28.6)	$2,980.9	11.2%	10.1%

	Year Ended December 31, 2019	Year Ended December 31, 2020			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$1,832.6	$2,141.5	$(1.8)	$2,139.7	16.9%	16.7%
Apps & Cross Platform	319.2	336.6	(0.1)	336.5	5.4%	5.4%
OpenStack Public Cloud	286.3	229.0	(0.2)	228.8	(20.0)%	(20.1)%
Total	$2,438.1	$2,707.1	$(2.1)	$2,705.0	11.0%	10.9%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

Non-GAAP Gross Profit

We present Non-GAAP Gross Profit in this MD&A, which represents the total of our individual segment gross profit measures, because we believe the measure is useful in analyzing trends in our underlying, recurring gross margins. We define Non-GAAP Gross Profit as our consolidated gross profit, adjusted to exclude the impact of share-based compensation expense and other non-recurring or unusual compensation items, purchase accounting-related effects, and certain business transformation-related costs. For a reconciliation of total consolidated gross profit to Non-GAAP Gross Profit, see “Gross Profit and Non-GAAP Gross Profit” in the year-over-year comparisons under "Results of Operations" above.

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

We define Non-GAAP Net Income (Loss) as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation and cash charges related to the settlement of our predecessor’s equity plan, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, management fees, the amortization of acquired intangible assets and certain other non-operating, non-recurring or non-core gains and losses, as well as the tax effects of these non-GAAP adjustments.

We define Non-GAAP Operating Profit as income (loss) from operations, adjusted to exclude the impact of non-cash charges for share-based compensation and cash charges related to the settlement of our predecessor’s equity plan, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, management fees, the amortization of acquired intangible assets and certain other non-operating, non-recurring or non-core gains and losses.

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation and cash charges related to the settlement of our predecessor’s equity plan, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, management fees, certain other non-operating, non-recurring or non-core gains and losses, interest expense, income taxes, and depreciation and amortization.

Non-GAAP Operating Profit and Adjusted EBITDA are management’s principal metrics for measuring our underlying financial performance. Non-GAAP Operating Profit and Adjusted EBITDA, along with other quantitative and qualitative information, are also the principal financial measures used by management and our board of directors in determining performance-based compensation for our management and key employees.

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

The following tables present a reconciliation of Non-GAAP Net Income, Non-GAAP Operating Profit and Adjusted EBITDA to the most directly comparable GAAP financial measures:

Net loss reconciliation to Non-GAAP Net Income

	Year Ended December 31,
(In millions)	2019	2020	2021
Net loss	$(102.3)	$(245.8)	$(218.3)
Share-based compensation expense	30.2	74.5	75.4
Cash settled equity, special bonuses and other compensation expense (a)	24.1	37.5	11.8
Transaction-related adjustments, net (b)	22.5	46.7	25.7
Restructuring and transformation expenses (c)	54.3	104.8	161.5
Management fees (d)	16.2	8.4	—
Impairment of goodwill	—	—	52.4
Gain on sale of land	—	—	(19.9)
Net (gain) loss on divestiture and investments (e)	(101.6)	(0.7)	3.0
Debt modification costs and extinguishment (gain) loss (f)	(9.8)	71.5	37.5
Other (income) expense, net (g)	3.3	(2.5)	1.0
Amortization of intangible assets (h)	167.5	176.3	179.7
Tax effect of non-GAAP adjustments (i)	(42.0)	(119.4)	(103.3)
Non-GAAP Net Income	$62.4	$151.3	$206.5

Income (loss) from operations reconciliation to Non-GAAP Operating Profit

	Year Ended December 31,
(In millions)	2019	2020	2021
Income (loss) from operations	$101.6	$24.7	$(2.5)
Share-based compensation expense	30.2	74.5	75.4
Cash settled equity, special bonuses and other compensation expense (a)	24.1	37.5	11.8
Transaction-related adjustments, net (b)	22.5	46.7	25.7
Restructuring and transformation expenses (c)	54.3	104.8	161.5
Management fees (d)	16.2	8.4	—
Impairment of goodwill	—	—	52.4
Gain on divestiture	(2.1)	—	—
Gain on sale of land	—	—	(19.9)
Amortization of intangible assets (h)	167.5	176.3	179.7
Non-GAAP Operating Profit	$414.3	$472.9	$484.1

Net loss reconciliation to Adjusted EBITDA

	Year Ended December 31,
(In millions)	2019	2020	2021
Net loss	$(102.3)	$(245.8)	$(218.3)
Share-based compensation expense	30.2	74.5	75.4
Cash settled equity, special bonuses and other compensation expense (a)	24.1	37.5	11.8
Transaction-related adjustments, net (b)	22.5	46.7	25.7
Restructuring and transformation expenses (c)	54.3	104.8	161.5
Management fees (d)	16.2	8.4	—
Impairment of goodwill	—	—	52.4
Gain on sale of land	—	—	(19.9)
Net (gain) loss on divestiture and investments (e)	(101.6)	(0.7)	3.0
Debt modification costs and extinguishment (gain) loss (f)	(9.8)	71.5	37.5
Other (income) expense, net (g)	3.3	(2.5)	1.0
Interest expense	329.9	268.4	205.1
Benefit for income taxes	(20.0)	(66.2)	(30.8)
Depreciation and amortization (j)	496.0	466.2	421.4
Adjusted EBITDA	$742.8	$762.8	$725.8

(a)
Includes expense related to the cash settlement of unvested equity awards that were outstanding at the consummation of the Rackspace Acquisition (amounting to $3 million for the year ended December 31, 2019 and zero for all other periods), retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. The year ended December 31, 2020 also includes $13 million for one-time cash bonuses related to successful completion of the IPO.

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

(c)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, facility closure costs and lease termination expenses. This amount also includes employee related costs and other costs related to the July 2021 Restructuring Plan of $25.4 million for the year ended December 31, 2021, which are accounted for as exit and disposal costs under ASC 420. In addition, it includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

(d)
Represents historical management fees pursuant to management consulting agreements. The management consulting agreements were terminated effective August 4, 2020, and therefore no management fees have accrued or will be payable for periods after August 4, 2020.

(e)	Includes gains and losses on investment and from dispositions, including our investment in CrowdStrike realized in 2019.
(f)
Includes modification costs and extinguishment gains and losses related to repurchases of 8.625% Senior Notes, the February 2021 Refinancing Transaction and termination of the Receivables Financing Facility.

(g)	Reflects mainly changes in the fair value of foreign currency derivatives.
(h)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(i)
We utilize an estimated structural long-term non-GAAP tax rate in order to provide consistency across reporting periods, removing the effect of non-recurring tax adjustments, which include but are not limited to tax rate changes, U.S. tax reform, share-based compensation, audit conclusions and changes to valuation allowances. We used a structural non-GAAP tax rate of 26% for all periods which reflects the removal of the tax effect of non-GAAP pre-tax adjustments and non-recurring tax adjustments on a year-over-year basis. The non-GAAP tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate our long-term non-GAAP tax rate as appropriate. We believe that making these adjustments facilitates a better evaluation of our current operating performance and comparisons to prior periods.

(j)	Excludes accelerated depreciation expense related to facility closures.

Non-GAAP Earnings Per Share

We define Non-GAAP EPS as Non-GAAP Net Income divided by our GAAP average number of shares outstanding for the period on a diluted basis, after giving effect to the twelve-for-one stock split that was approved and effected by our board of directors on July 20, 2020, and further adjusted for the average number of shares associated with securities which are anti-dilutive to GAAP EPS but dilutive to Non-GAAP EPS. Management uses Non-GAAP EPS to evaluate the performance of our business on a comparable basis from period to period, including by adjusting for the impact of the issuance of shares that would be dilutive to Non-GAAP EPS. The following table reconciles Non-GAAP EPS to our GAAP net loss per share on a diluted basis:

	Year Ended December 31,
(In millions, except per share amounts)	2019	2020	2021
Net loss attributable to common stockholders	$(102.3)	$(245.8)	$(218.3)
Non-GAAP Net Income	$62.4	$151.3	$206.5

Weighted average number of shares - Diluted	165.3	179.6	208.0
Effect of dilutive securities (a)	0.6	3.7	4.2
Non-GAAP weighted average number of shares - Diluted	165.9	183.3	212.2

Net loss per share - Diluted	$(0.62)	$(1.37)	$(1.05)
Per share impacts of adjustments to net loss (b)	1.00	2.21	2.04
Per share impacts of shares dilutive after adjustments to net loss (a)	(0.00)	(0.01)	(0.02)
Non-GAAP EPS	$0.38	$0.83	$0.97

(a)
Reflects impact of awards that would have been anti-dilutive to Net loss per share, and therefore not included in the calculation, but would be dilutive to Non-GAAP EPS and are therefore included in the share count for purposes of this non-GAAP measure. Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the ESPP, as well as contingent shares associated with our acquisition of Datapipe. Certain of our potential common share equivalents are contingent on Apollo achieving pre-established performance targets based on a MOIC, which are included in the denominator for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

(b)	Reflects the aggregate adjustments made to reconcile Non-GAAP Net Income to our net loss, as noted in the above table, divided by the GAAP diluted number of shares outstanding for the relevant period.

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under our Revolving Credit Facility. As of December 31, 2021, the Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn as of December 31, 2021. On June 29, 2021, as part of our on-going efforts to reduce debt, we entered into an agreement to voluntarily prepay and terminate the Receivables Financing Facility. As of December 31, 2021, we had no remaining outstanding balance under the Receivables Financing Facility. We believe our Revolving Credit Facility will provide sufficient liquidity, if needed, to cover amounts that we may have previously drawn upon under the terminated facility. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Facilities, the 5.375% Senior Notes and the 3.50% Senior Secured Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

On August 7, 2020, we completed the IPO, in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share. We received net proceeds of $667 million from sales of shares in the IPO, after deducting underwriters' discounts and commissions of $37 million, but before deducting offering expenses of $9 million. We used a portion of the net proceeds from the IPO to repurchase $601 million aggregate principal amount of the 8.625% Senior Notes for aggregate cash of $647 million, including related premiums, fees and expenses. The remaining amount of net proceeds were used for general corporate purposes.

On February 2, 2021, we issued 2,665,935 shares of common stock to DPH 123, LLC, an ABRY affiliate, for no additional consideration pursuant to the Agreement and Plan of Merger, dated as of September 6, 2017, (the "Datapipe Merger Agreement") in connection with our November 15, 2017 acquisition of Datapipe. We will be required to issue additional shares of our common stock to DPH 123, LLC based on the MOIC exceeding certain thresholds as defined in the Datapipe Merger Agreement. If the MOIC exceeds 3.0x, which is indicated by a volume weighted average trading price of our common stock over 30 consecutive trading days of more than $25.00, we will be required to issue an additional 2,665,935 shares.

At December 31, 2021, we held $273 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $137 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $111 million outstanding with respect to these arrangements as of December 31, 2021. We may choose to utilize these various sources of funding in future periods. Refer to Item 8 of Part II, Financial Statements and Supplementary Data - Note 9, "Financing Obligations" for more information regarding financing obligations.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $585 million outstanding with respect to operating and finance lease agreements as of December 31, 2021. We may choose to utilize such leasing arrangements in future periods. Refer to Item 8 of Part II, Financial Statements and Supplementary Data - Note 8, "Leases" for more information regarding our operating and finance leases.

As of December 31, 2021, we had $3,383 million aggregate principal amount outstanding under our Term Loan Facility, 5.375% Senior Notes, and 3.50% Senior Secured Notes, with $375 million of borrowing capacity available under the Revolving Credit Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

Debt

Senior Facilities

On November 3, 2016, in conjunction with the Rackspace Acquisition, we entered into the First Lien Credit Agreement with Citi as the administrative agent. The First Lien Credit Agreement included the Prior Term Loan Facility and the Revolving Credit Facility. As of December 31, 2020, the Prior Term Loan Facility had an outstanding principal balance of $2,796 million and was set to mature on November 3, 2023. The Revolving Credit Facility had total commitments of $375 million, with no outstanding borrowings as of December 31, 2020, and was set to mature on August 7, 2025.

On February 9, 2021, we amended and restated the First Lien Credit Agreement, which included a new seven-year $2,300 million senior secured first lien term loan facility (the Term Loan Facility) and our existing Revolving Credit Facility, which we refer to together as the Senior Facilities. We used the borrowings under the Term Loan Facility, together with the proceeds from the issuance of the 3.50% Senior Secured Notes described below, to repay all borrowings under the Prior Term Loan Facility, to pay related fees and expenses and for general corporate purposes. The Term Loan Facility will mature on February 15, 2028 and the maturity date of our existing Revolving Credit Facility did not change. We may request one or more incremental term loan facilities, one or more incremental revolving credit facilities and/or increase the commitments under the Revolving Credit Facility in an amount equal to the greater of $860 million and 1.0x Pro Forma Adjusted EBITDA (as defined in the amended First Lien Credit Agreement), plus additional amounts, subject to compliance with applicable leverage ratios and certain terms and conditions.

Borrowings under the Senior Facilities bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 0.75% floor, in the case of the Term Loan Facility and a 1.00% floor, in the case of the Revolving Credit Facility, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Citi and (iii) the one-month adjusted LIBOR plus 1.00%. The applicable margin for the Term Loan Facility is 2.75% for LIBOR loans and 1.75% for base rate loans and the applicable margin for the Revolving Credit Facility is 3.00% for LIBOR loans and 2.00% for base rate loans. Interest is due at the end of each interest period elected, not exceeding 90 days, for LIBOR loans and at the end of every calendar quarter for base rate loans.

The Revolving Credit Facility also includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This fee is subject to one step-down based on the net first lien leverage ratio.

As of December 31, 2021, the interest rate on the Term Loan Facility was 3.50% and the outstanding principal balance was $2,283 million. We are required to make quarterly principal payments in the amount equal to 0.25% of the original principal amount of the Term Loan Facility, or $5.8 million, which began on June 30, 2021, with the balance due at maturity on February 15, 2028.

We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the Term Loan Facility that result from fluctuations in the LIBOR rate. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 17, "Derivatives" for more information on the interest rate swap agreements.

In addition to the quarterly amortization payments discussed above, our Senior Facilities require us to make certain mandatory prepayments, including using (i) a portion of annual excess cash flow, as defined in the First Lien Credit Agreement, to prepay the Term Loan Facility, (ii) net cash proceeds of certain non-ordinary assets sales or dispositions of property to prepay the Term Loan Facility and (iii) net cash proceeds of any issuance or incurrence of debt not permitted under the Senior Facilities to prepay the Term Loan Facility. We can make voluntary prepayments at any time without penalty, except in connection with a repricing event, as defined in the First Lien Credit Agreement.

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

During 2021, there were no borrowings under the Revolving Credit Facility and we had no outstanding borrowings under the Revolving Credit Facility or letters of credit issued thereunder as of December 31, 2021.

3.50% Senior Secured Notes

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

Rackspace Technology Global may redeem the 3.50% Senior Secured Notes at its option, in whole at any time or in part from time to time, at the following redemption prices: prior to February 15, 2024, at a redemption price equal to 100.000% of the principal amount, plus the applicable premium described in the 3.50% Notes Indenture and accrued and unpaid interest, if any, to but excluding the redemption date; from February 15, 2024 to February 14, 2025, at a redemption price equal to 101.750% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; from February 15, 2025 to February 14, 2026, at a redemption price equal to 100.875% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; and from February 15, 2026 and thereafter, at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date. Rackspace Technology Global may also redeem prior to February 15, 2024 up to 40.0% of the aggregate principal amount of the 3.50% Senior Secured Notes with funds in an aggregate amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 103.500% of the principal amount of the 3.50% Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Notwithstanding the foregoing, Rackspace Technology Global may redeem during each twelve-month period, commencing with February 9, 2021, up to 10.0% of the original aggregate principal amount of the 3.50% Senior Secured Notes at a redemption price of 103.000%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

As of December 31, 2021, $550 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

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

Rackspace Technology Global is the issuer of the 5.375% Senior Notes, and obligations under the 5.375% Senior Notes are guaranteed on a senior unsecured basis by all of Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries (as subsidiary guarantors) that guarantee the Senior Facilities. The 5.375% Senior Notes are effectively junior to the indebtedness under the Senior Facilities and the 3.50% Senior Secured Notes, to the extent of the collateral securing the Senior Facilities and the 3.50% Senior Secured Notes. The 5.375% Notes Indenture describes certain terms and conditions under which other current and future domestic subsidiaries are required to become guarantors of the 5.375% Senior Notes.

Rackspace Technology Global may redeem the 5.375% Senior Notes at its option, in whole at any time or in part from time to time, at the following redemption prices: prior to December 1, 2023, at a redemption price equal to 100.000% of the principal amount, plus the applicable premium described in the 5.375% Notes Indenture and accrued and unpaid interest, if any, to but excluding the redemption date; from December 1, 2023 to November 30, 2024, at a redemption price equal to 102.688% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; from December 1, 2024 to November 30, 2025, at a redemption price equal to 101.344% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; and from December 1, 2025 and thereafter, at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date. Rackspace Technology Global may also redeem prior to December 1, 2023 up to 40% of the aggregate principal amount of the 5.375% Senior Notes with funds in an aggregate amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 105.375% of the principal amount of the 5.375% Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

As of December 31, 2021, $550 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

Debt covenants

Our Term Loan Facility is not subject to a financial maintenance covenant. The Revolving Credit Facility included a financial maintenance covenant that limits the borrower's net first lien leverage ratio to a maximum of 5.00 to 1.00. The net first lien leverage ratio is calculated as the ratio of (x) the total amount of the borrower’s first lien debt for borrowed money (which is currently identical to the total amount outstanding under the Senior Facilities), less the borrower’s unrestricted cash and cash equivalents, to (y) consolidated EBITDA (as defined under the First Lien Credit Agreement governing the Senior Facilities). However, this financial maintenance covenant will only be applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is equal to or greater than 35% of the Revolving Credit Facility commitments as of the last day of such fiscal quarter. Additional covenants in the Senior Facilities limit our subsidiaries' ability to, among other things, incur certain additional debt and liens, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates.

The Indentures contains covenants that, among other things, limit our subsidiaries' ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. Additionally, upon the occurrence of a change of control (as defined in the Indentures), we will be required to make an offer to repurchase all of the outstanding 5.375% Senior Notes and 3.50% Senior Secured Notes at a price in cash equal to 101.000% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date.

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

As of December 31, 2021, we were in compliance with all covenants under the Senior Facilities and the Indentures.

Capital Expenditures

The following table sets forth a summary of our capital expenditures for the periods indicated:

	Year Ended December 31,
(In millions)	2019	2020	2021
Customer gear (1)	$138.1	$127.2	$116.1
Data center build outs (2)	9.0	15.3	12.5
Office build outs (3)	4.6	2.7	2.0
Capitalized software and other projects (4)	58.0	79.4	72.3
Total capital expenditures	$209.7	$224.6	$202.9
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

Capital expenditures were $203 million in 2021, compared to $225 million in 2020, a decrease of $22 million. The decrease is due to the continued mix shift of our revenues from high capital intensity service offerings to low capital intensity service offerings.

Capital expenditures were $225 million in 2020, compared to $210 million in 2019, an increase of $15 million. The majority of the increase is due to the refresh of certain data center equipment within our normal maintenance cycle and multi-year agreements for software and customer licenses.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Year Ended December 31,
(In millions)	2019	2020	2021
Cash provided by operating activities	$292.9	$116.7	$370.8
Cash used in investing activities	$(386.5)	$(128.4)	$(69.0)
Cash provided by (used in) financing activities	$(79.2)	$29.9	$(132.2)

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

Net cash provided by operating activities for 2021 increased $254 million, or 218%, from 2020. This increase was primarily driven by a $413 million increase in cash collections, primarily reflecting higher revenue levels and an increased focus on collection efforts with multiple large customers, and to a lesser extent, receiving prepayments. In addition, there was a $88 million decrease in debt interest payments due to lower interest rates on our long-term debt following various debt repurchase and refinancing transactions during the second half of 2020 and early 2021, and a $66 million decrease in employee-related payments due to a shift in headcount to our offshore service centers. These operating cash flow increases were partially offset by a $298 million increase in operating expense payments, largely for third-party infrastructure costs.

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

Net cash used in investing activities for 2021 decreased $59 million, or 46%, from 2020. This decrease was mainly due to net proceeds of $31 million from the January 2021 sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers. There was also a $10 million decrease in acquisitions, and a $8 million decrease in purchases of property, equipment, and software.

Net cash used in investing activities for 2020 decreased $258 million, or 67%, from 2019, mainly due to lower cash payments for acquisitions. Cash paid for the acquisition of Onica in 2019 was $316 million compared to $10 million paid for the acquisition of Bright Skies in 2020. In addition, there was an $82 million decrease in cash purchases of property, equipment and software, as we increased our usage of financing arrangements in place of upfront cash payments to procure capital assets. The impact of these decreases was partially offset by the receipt of $110 million in proceeds related to the sale of equity investments in 2019, including $107 million from the sale of our CrowdStrike investment, and the receipt of $17 million in proceeds in 2019 related to the repayment of a promissory note receivable issued in conjunction with the 2017 sale of our Mailgun business.

Cash Provided by or Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities was $132 million for 2021 compared to net cash provided by financing activities of $30 million for 2020. The change was primarily driven by net proceeds of $658 million from the IPO, including $9 million in offering fees paid, for 2020, partially offset by a $526 million decrease in net debt activity. Net payments for long-term debt activity were $599 million during 2020, which included $1,177 million of 8.625% Senior Notes repurchases, $29 million of repayments on our Prior Term Loan Facility, and $9 million in debt issuance costs paid, offset by proceeds from the issuance of our 5.375% Senior Notes, and borrowings of $65 million under the Receivables Financing Facility that remained outstanding at year-end. Net payments for long-term debt activity were $74 million during 2021, reflecting the refinancing of our Prior Term Loan Facility, a $65 million repayment related to the termination of our Receivables Financing Facility, and $35 million in debt issuance costs paid. In addition, there was a $30 million increase in proceeds from employee stock plans, a $27 million increase in payments for finance leases and the first three payments for the financing component of our interest rate swaps totaling $13 million during 2021, offset by proceeds from financing obligations of $21 million during 2020.

Net cash provided by financing activities was $30 million for 2020 compared to net cash used in financing activities of $79 million for 2019. The change was primarily driven by net proceeds of $658 million from the IPO, including $9 million in offering fees paid. In addition, we received proceeds of $31 million from employee stock plans and borrowed $65 million under our Receivables Financing Facility in 2020. These net cash inflows were offset by net repayments on senior notes of $627 million, reflecting the repurchase of our 8.625% Senior Notes and issuance of 5.375% Senior Notes, compared to $66 million in 8.625% Senior Notes repurchases in 2019. In addition, there was a $42 million decrease in proceeds from other financing obligations and a $32 million increase in payments for other financing obligations in 2020 from 2019.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We consider accounting estimates that require significant management judgment to be critical accounting estimates. We review our estimates and judgments on an ongoing basis, including those related to business combinations, revenue recognition, allowance for doubtful accounts, property, equipment and software and definite-lived intangible assets, goodwill and indefinite-lived intangible assets, contingencies, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to determine the carrying values of assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

Our largest source of revenue relates to fees associated with certain arrangements within our Multicloud Services offerings that generally have a fixed term, typically from 12 to 36 months with a monthly recurring fee based on the computing resources utilized and provided to the customer, the complexity of the underlying infrastructure and the level of support we provide. Contracts for our service offerings falling within our Apps & Cross Platform and OpenStack Public Cloud segments and public cloud service offerings within our Multicloud Services segment typically operate on a consumption model and can be canceled at any time without penalty.

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

We offer customers the flexibility to select the best combination of resources in order to meet the requirements of their unique applications and provide the technology to seamlessly operate and manage multiple cloud computing environments. Judgment is required in assessing whether a service is distinct, including determination of whether the customer could benefit from the service on its own or in conjunction with other readily available resources and whether certain services are highly integrated into a bundle of services that represent the combined output specified by the customer. Arrangements can contain multiple performance obligations that are distinct, which are accounted for separately. Each performance obligation is recognized as services are provided based on their SSP. Judgment is required to determine the SSP for each of our distinct performance obligations. We utilize a range of prices when developing our estimates of SSP. We determine the range of prices for estimating SSP for all our performance obligations using observable inputs, such as standalone sales and historical contract pricing. Our estimates of SSP are updated quarterly.

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

Application of the goodwill and other indefinite-lived intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. We test goodwill and our indefinite-lived intangible asset, the Rackspace trade name, for impairment on an annual basis as of October 1st or more frequently if events or circumstances indicate a potential impairment. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition. Potential impairment indicators may also include, but are not limited to, (i) the results of our most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, and (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, if any.

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

We estimate the fair values of our reporting units and the Rackspace trade name using the discounted cash flow method and relief-from-royalty method, respectively. These calculations require the use of significant estimates and assumptions, such as: (i) the forecasted royalty rate; (ii) the estimation of future revenue and projected margins, which are dependent on internal cash flow forecasts; (iii) estimation of the terminal growth rates and capital spending; and (iv) determination of discount rates. The discount rates used are based on our weighted average cost of capital and are adjusted for risks and uncertainties inherent in our business and in our estimation of future cash flows. As part of the goodwill impairment test, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units. The estimates and assumptions used to calculate the fair value of our reporting units and the Rackspace trade name from year to year are based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could produce materially different results.

As a result of our annual goodwill impairment test performed during the fourth quarter of 2021, we determined that the carrying amount of our OpenStack Public Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $52.4 million. The impairment was driven by deteriorating forecasted margins and cash flows within the reporting unit primarily due to operating costs declining at a slower rate than previously anticipated even after factoring in the long term impacts of the July 2021 Restructuring Plan. The results of our goodwill impairment test for the year ended December 31, 2020 did not indicate any impairments of goodwill. As of December 31, 2021, the carrying amount of goodwill was $2,706.8 million.

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

Share-Based Compensation

We account for share-based awards under the recognition and measurement provisions of ASC No. 718, Compensation—Stock Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the underlying common stock and is recognized as expense over the requisite service period. The fair value of stock options with vesting conditions dependent upon market performance is determined using a Monte Carlo simulation. Determining the grant date fair value of share-based awards with performance vesting conditions and the probability of such awards vesting requires judgment.

Prior to the completion of the IPO on August 7, 2020, there had been no public market for our common stock since the Rackspace Acquisition in 2016. The estimated fair value of our common stock was determined by our board of directors as of the grant date of each option grant, with input from management, including consideration of our most recent third-party valuations of our common stock, which were completed periodically throughout the fiscal year.

The third-party valuation specialists used the Income Approach to estimate the value of our equity. Within the Income Approach, the valuation specialists relied upon the Discounted Cash Flow (“DCF”) method, which focused on our estimated expected cash flow available for distribution to the equityholders. The DCF calculation was prepared based on detailed revenue and expense projections prepared by management as part of its annual budgeting process and reflected the financial and operational facts and circumstances specific to our company. Significant assumptions impacting the DCF calculation also included expected future capital expenditures, our long-term growth rate, and the applicable discount rate. For purposes of capturing the dilution from outstanding options, the valuation utilized the Option-Pricing Method. The Option-Pricing Method depended on key assumptions regarding the volatility and time to a liquidity event but did not require explicit estimates of the possible future outcomes. The input and assumptions used in this calculation were total equity value, time to liquidity, expected volatility and dividends, which were all determined by management. A discount for lack of marketability was not applied as its impact was already reflected in the equity value through the discount rate, given that there were no differential rights attributable to different shareholders (as we have only one class of shares). These estimates were complex, involved a number of variables, uncertainties and assumptions and the application of management’s judgment, as they were inherently subjective.

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

Our effective tax rates may differ from the statutory rate for various reasons, including differences due to the tax impact of foreign operations, R&D tax credits, state taxes, contingency reserves for uncertain tax positions, certain benefits realized related to share-based compensation, executive compensation that is nondeductible under IRC Section 162(m), changes in the valuation of our deferred tax assets or liabilities, or from changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are frequently subject to examination of our income tax returns by the IRS, Her Majesty’s Revenue and Customer and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities, which includes our $375 million Revolving Credit Facility and $2,283 million outstanding under the Term Loan Facility. As of December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $2,283 million outstanding under the Term Loan Facility. As of December 31, 2021, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities.

Our Term Loan Facility bears interest at an annual rate equal to an applicable margin plus three-month LIBOR, subject to a 0.75% floor. We have entered into interest rate swap agreements indexed to three-month LIBOR in order to manage our risk from fluctuations in three-month LIBOR above the 0.75% floor. The fixed rates for each swap agreement are presented in the table below. As of December 31, 2021, the interest rate on the Term Loan Facility was 3.50%, equal to an applicable margin of 2.75% plus the 0.75% three-month LIBOR floor.

The key terms of the swaps outstanding as of December 31, 2021 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid (Received)	Maturity Date
December 2016	February 3, 2017	$450.0	1.9040%	February 3, 2022
December 2016	February 3, 2017	450.0	1.9040%	February 3, 2022
February 2021	February 3, 2021	(900.0)	(1.9040)%	February 3, 2022
February 2021	February 9, 2021	1,350.0	2.3820%	February 9, 2026
	Total	$1,350.0

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. During 2021, we recognized foreign currency transaction losses of $3 million within "Other income (expense), net" in our Consolidated Statements of Comprehensive Loss. As we continue to grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

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

During 2020, we entered into a series of foreign currency contracts to manage our exposure to movements in the British pound sterling, Euro, and Mexican peso. These contracts had three-month terms and settled at various dates throughout the year, which resulted in us making aggregate payments of $5.4 million. As of December 31, 2020, there was no notional amount outstanding related to these contracts.

During the fourth quarter of 2020, we entered into two foreign currency forward contracts. Under the terms of these contracts, we sold a total of £80 million at an average rate of 1.3388 British pound sterling to U.S. dollar and received $107.1 million. These contracts settled on November 30, 2021 and we received a final net payment of $0.4 million.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 17, "Derivatives," for more information on interest rate swaps and foreign currency hedging contracts.

Power Prices

We are a large consumer of power. During 2021, we expensed approximately $44 million for utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have fixed price power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RACKSPACE TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rackspace Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rackspace Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Multicloud Services Reporting Unit

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated net goodwill balance was $2,706.8 million as of December 31, 2021, and the goodwill associated with the Multicloud Services reporting unit was $2,384.0 million. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment at the reporting unit level. Management conducts impairment testing on an annual basis as of October 1st or more frequently if events or circumstances indicate a potential impairment. For the goodwill impairment test completed during the year ended December 31, 2021, management compared the fair values of each of the Company’s reporting units to their respective carrying amounts. Impairment is measured as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. Management estimates the fair value of the reporting units using the income approach, specifically the discounted cash flow method. This requires the use of significant estimates and assumptions, including estimation of future revenues and projected margins, estimation of the terminal growth rates and capital spending, and determination of discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Multicloud Services reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating management’s significant assumptions related to the estimation of future revenues and projected margins; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Multicloud Services reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the Multicloud Services reporting unit, (ii) evaluating the appropriateness of the discounted cash flow method, (iii) testing the completeness and accuracy of underlying data used in the method, and (iv) evaluating the significant assumptions used by management related to the estimation of future revenues and projected margins. Evaluating management’s assumptions related to the estimation of future revenues and projected margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow method and the estimation of future revenues and projected margins assumptions.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
March 1, 2022

We have served as the Company’s auditor since 2017.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	December 31, 2020	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$104.7	$272.8
Accounts receivable, net of allowance for doubtful accounts and accrued customer credits of $28.3 and $18.4, respectively	483.0	554.3
Prepaid expenses	123.8	110.0
Other current assets	47.0	52.4
Total current assets	758.5	989.5

Property, equipment and software, net	884.6	826.7
Goodwill, net	2,761.1	2,706.8
Intangible assets, net	1,646.3	1,466.5
Operating right-of-use assets	171.1	161.8
Other non-current assets	156.2	177.4
Total assets	$6,377.8	$6,328.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$285.4	$369.5
Accrued compensation and benefits	110.6	104.5
Deferred revenue	76.7	98.6
Debt	43.4	23.0
Accrued interest	26.5	27.6
Operating lease liabilities	62.2	60.4
Finance lease liabilities	40.7	64.6
Financing obligations	48.8	48.0
Other current liabilities	47.9	41.2
Total current liabilities	742.2	837.4

Non-current liabilities:
Debt	3,319.3	3,310.9
Operating lease liabilities	118.2	114.8
Finance lease liabilities	358.1	345.1
Financing obligations	74.1	62.9
Deferred income taxes	236.7	205.8
Other non-current liabilities	145.5	124.4
Total liabilities	4,994.1	5,001.3

Commitments and Contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 201.8 and 211.2 shares issued and outstanding, respectively	2.0	2.1
Additional paid-in capital	2,363.6	2,500.0
Accumulated other comprehensive income (loss)	(18.6)	6.9
Accumulated deficit	(963.3)	(1,181.6)
Total stockholders' equity	1,383.7	1,327.4
Total liabilities and stockholders' equity	$6,377.8	$6,328.7

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions, except per share data)	2019	2020	2021
Revenue	$2,438.1	$2,707.1	$3,009.5
Cost of revenue	(1,426.9)	(1,722.7)	(2,072.7)
Gross profit	1,011.2	984.4	936.8
Selling, general and administrative expenses	(911.7)	(959.7)	(906.8)
Impairment of goodwill	—	—	(52.4)
Gain on divestiture	2.1	—	—
Gain on sale of land	—	—	19.9
Income (loss) from operations	101.6	24.7	(2.5)
Other income (expense):
Interest expense	(329.9)	(268.4)	(205.1)
Gain (loss) on investments, net	99.5	0.7	(3.0)
Debt modification costs and extinguishment gain (loss)	9.8	(71.5)	(37.5)
Other income (expense), net	(3.3)	2.5	(1.0)
Total other income (expense)	(223.9)	(336.7)	(246.6)
Loss before income taxes	(122.3)	(312.0)	(249.1)
Benefit for income taxes	20.0	66.2	30.8
Net loss	$(102.3)	$(245.8)	$(218.3)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$12.0	$8.8	$(3.6)
Unrealized gain (loss) on derivative contracts	—	(47.6)	11.5
Amount reclassified from accumulated other comprehensive income (loss) to earnings	—	8.2	17.6
Other comprehensive income (loss)	12.0	(30.6)	25.5
Comprehensive loss	$(90.3)	$(276.4)	$(192.8)

Net loss per share:
Basic and diluted	$(0.62)	$(1.37)	$(1.05)
Weighted average number of shares outstanding:
Basic and diluted	165.3	179.6	208.0

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2019	2020	2021
Cash Flows From Operating Activities
Net loss	$(102.3)	$(245.8)	$(218.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	496.0	466.2	424.8
Amortization of operating right-of-use assets	70.5	70.7	65.9
Deferred income taxes	(40.7)	(73.6)	(41.5)
Share-based compensation expense	30.2	74.5	75.4
Impairment of goodwill	—	—	52.4
Gain on divestiture	(2.1)	—	—
Gain on sale of land	—	—	(19.9)
Debt modification costs and extinguishment (gain) loss	(9.8)	71.5	37.5
Unrealized (gain) loss on derivative contracts	54.0	(2.3)	16.8
(Gain) loss on investments, net	(99.5)	(0.7)	3.0
Provision for bad debts and accrued customer credits	17.8	24.7	(2.0)
Amortization of debt issuance costs and debt discount	18.3	18.0	8.8
Other operating activities	(0.4)	(1.4)	(2.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(42.2)	(156.0)	(69.5)
Prepaid expenses and other current assets	(10.2)	(58.0)	9.5
Accounts payable, accrued expenses, and other current liabilities	(32.7)	(7.4)	88.1
Deferred revenue	11.6	9.9	21.6
Operating lease liabilities	(78.1)	(58.0)	(61.4)
Other non-current assets and liabilities	12.5	(15.6)	(18.3)
Net cash provided by operating activities	292.9	116.7	370.8
Cash Flows From Investing Activities
Purchases of property, equipment and software	(198.0)	(116.5)	(108.4)
Acquisitions, net of cash acquired	(316.1)	(9.5)	—
Proceeds from sale of land	—	—	31.3
Proceeds from divestiture	16.8	—	—
Proceeds from sales of investments	109.5	0.9	—
Other investing activities	1.3	(3.3)	8.1
Net cash used in investing activities	(386.5)	(128.4)	(69.0)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	—	657.8	—
Proceeds from employee stock plans	—	31.1	61.1
Shares of common stock withheld for employee taxes	(1.1)	(2.1)	—
Repurchase of common stock	(2.2)	—	—
Cash settlement of share-based awards	(1.5)	—	—
Proceeds from borrowings under long-term debt arrangements	225.0	860.0	2,838.5
Payments on long-term debt	(320.0)	(1,450.6)	(2,877.9)
Payments for debt issuance costs	—	(8.8)	(34.5)
Payments on financing component of interest rate swap	—	—	(12.9)
Principal payments of finance lease liabilities	(19.9)	(24.0)	(50.6)
Proceeds from financing obligations	62.6	20.9	—
Principal payments of financing obligations	(22.1)	(54.4)	(55.9)
Net cash provided by (used in) financing activities	(79.2)	29.9	(132.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1.7	2.8	(2.3)
Increase (decrease) in cash, cash equivalents, and restricted cash	(171.1)	21.0	167.3
Cash, cash equivalents, and restricted cash at beginning of period	258.2	87.1	108.1
Cash, cash equivalents, and restricted cash at end of period	$87.1	$108.1	$275.4

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$265.3	$262.8	$178.5
Cash payments for income taxes, net of refunds	$7.2	$15.6	$5.5

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$12.6	$93.7	$60.4
Acquisition of property, equipment and software by financing obligations	3.1	27.8	44.7
Decrease in property, equipment and software accrued in liabilities	(4.0)	(13.4)	(10.6)
Non-cash purchases of property, equipment and software	$11.7	$108.1	$94.5

Non-cash increase in buildings within property, equipment and software, net due to lease modification	$—	$220.3	$—
Debt issuance costs included in accrued liabilities	$—	$0.6	$—
Other non-cash investing and financing activities	$1.2	$2.3	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Consolidated Statements of Cash Flows.

	Year Ended December 31,
(In millions)	2019	2020	2021
Cash and cash equivalents	$83.8	$104.7	$272.8
Restricted cash included in other non-current assets	3.3	3.4	2.6
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$87.1	$108.1	$275.4

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	165.2	$1.6	$1,577.3	$—	$(671.1)	$907.8
Cumulative effect of adopting ASC 842	—	—	—	—	55.9	55.9
Exercise of stock options and release of stock awards, net of shares withheld	0.4	—	(1.1)	—	—	(1.1)
Repurchase of common stock	(0.2)	—	(2.2)	—	—	(2.2)
Cash settlement of share-based awards	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	30.2	—	—	30.2
Net loss	—	—	—	—	(102.3)	(102.3)
Other comprehensive income	—	—	—	12.0	—	12.0
Balance at December 31, 2019	165.4	$1.6	$1,602.7	$12.0	$(717.5)	$898.8
Issuance of common stock	33.5	0.4	657.4	—	—	657.8
Exercise of stock options and release of stock awards, net of shares withheld	2.5	—	23.4	—	—	23.4
Issuance of shares from Employee Stock Purchase Plan	0.4	—	5.6	—	—	5.6
Share-based compensation expense	—	—	74.5	—	—	74.5
Net loss	—	—	—	—	(245.8)	(245.8)
Other comprehensive loss	—	—	—	(30.6)	—	(30.6)
Balance at December 31, 2020	201.8	$2.0	$2,363.6	$(18.6)	$(963.3)	$1,383.7
Issuance of common stock	2.7	—	—	—	—	—
Exercise of stock options and release of stock awards	6.0	0.1	50.7	—	—	50.8
Issuance of shares from Employee Stock Purchase Plan	0.7	—	10.3	—	—	10.3
Share-based compensation expense	—	—	75.4	—	—	75.4
Net loss	—	—	—	—	(218.3)	(218.3)
Other comprehensive income	—	—	—	25.5	—	25.5
Balance at December 31, 2021	211.2	$2.1	$2,500.0	$6.9	$(1,181.6)	$1,327.4

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Rackspace Technology is a Delaware corporation controlled by investment funds affiliated with Apollo. Rackspace Technology was formed on July 21, 2016 but had no assets, liabilities or operating results until November 3, 2016 when Rackspace Hosting (now named Rackspace Technology Global), a global provider of modern information technology-as-a-service, was acquired by Inception Parent, a wholly-owned entity indirectly owned by Rackspace Technology.

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

On July 20, 2020, the board of directors of the company approved and effected a twelve-for-one stock split of the company’s common stock. All common stock share and per-share data, excluding par value per share, included in the accompanying consolidated financial statements give effect to this split and have been adjusted retroactively for all periods presented.

On August 7, 2020, we completed the IPO, in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share.

The accompanying consolidated financial statements include the accounts of Rackspace Technology and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The effects of COVID-19 (and any variations thereof) continue to evolve, and the full impact and duration of the virus are unknown. Currently, COVID-19 has not had a significant impact on our operations or financial performance; however, the ultimate extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the pace of economic recovery, the possible resurgence in the spread of the virus and any variant strain(s) of the virus, advances in testing, treatment, and prevention, including the efficacy and availability of vaccines, its impact on our customers, vendors and employees and its impact on our sales cycles as well as industry events, all of which are uncertain and cannot be predicted. We continue to face a greater degree of uncertainty in making estimates and assumptions needed to prepare our consolidated financial statements and footnotes as a result of COVID-19.

Cash, Cash Equivalents, and Restricted Cash

Our cash is comprised of bank deposits, overnight sweep accounts and money market funds and is held with high-credit quality U.S. and foreign financial institutions. We consider all highly liquid investments, such as money market funds, with original maturities of three months or less when acquired to be cash equivalents.

Restricted cash, included in "Other non-current assets" in our Consolidated Balance Sheets, represents collateral for letters of credit. Restricted cash was $3.4 million and $2.6 million as of December 31, 2020 and 2021, respectively.

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

Replacements and major improvements to property, equipment and software are capitalized, while maintenance and repairs are charged to expense as incurred. We also capitalize interest costs incurred during the acquisition, development and construction of certain assets until the asset is ready for its intended use. We capitalized interest of $1.2 million, $0.8 million and $0.6 million for the years ended December 31, 2019, 2020 and 2021, respectively.

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

In March 2021, we completed an assessment of the useful lives of certain assets within the Computers and equipment asset class. The timing of this review was based on a combination of factors accumulating over time that provided the company with updated information to make a better estimate on the economic lives of certain property and equipment. These factors included changes in customer purchasing patterns, technological advancements and the availability of extended equipment warranties. The assessment resulted in a revision within our policy ranges for certain useful lives in this asset class. This change in accounting estimate was effective in the first quarter of 2021. The effect of this change was a reduction in depreciation expense of $23.3 million for the year ended December 31, 2021.

The cost of assets and related accumulated depreciation and amortization are written off upon retirement or disposal and any resulting gain or loss is credited or charged to income or expense.

Definite-lived intangible assets are primarily comprised of customer relationships and are stated at their acquisition date fair value less accumulated amortization. Definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives as this method best approximates the economic benefit derived from such assets. Amortization expense is recorded within "Selling, general and administrative expenses" on our Consolidated Statements of Comprehensive Loss. See Note 16, "Acquisitions" for information on the useful lives of recently acquired definite-lived intangible assets.

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

For the goodwill impairment tests completed during the years ended December 31, 2019, 2020 and 2021, we compared the fair values of each of our reporting units to their respective carrying amounts. The fair values of each of our reporting units were derived using the income approach, specifically the discounted cash flow method. As part of the goodwill impairment test, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units. Goodwill impairment is measured as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill for that reporting unit.

The results of our goodwill impairment test for the year ended December 31, 2021 indicated an impairment of goodwill within our OpenStack Public Cloud reporting unit, and we recorded a charge of $52.4 million within "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss. See Note 5, "Goodwill and Intangible Assets" for more information. The results of our goodwill impairment tests for the years ended December 31, 2019 and 2020 did not indicate any impairments of goodwill.

In evaluating the recoverability of the Rackspace trade name, we compare the fair value of the asset to its carrying amount to determine potential impairment. Our estimate of the fair value of the Rackspace trade name is derived using the income approach, specifically the relief-from-royalty method. The results of our indefinite-lived asset impairment tests for the years ended December 31, 2019, 2020 and 2021 did not indicate any impairments of the Rackspace trade name.

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

Leases

On January 1, 2019, we adopted ASC 842 using the modified retrospective method, with the cumulative-effect adjustment recorded to the opening balance of retained earnings as of the January 1, 2019 adoption date. We also elected the transition option under ASC 842 whereby prior periods have not been retrospectively adjusted in the consolidated financial statements.

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

We classify leases with contractual terms greater than 12 months as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize an asset over its estimated life. Our finance leases primarily consist of equipment and certain data center facilities. All other leases are categorized as operating leases, which primarily consist of certain data centers and office space. Our leases generally have terms ranging from 1 to 20 years for data centers, 3 to 5 years for equipment and 1 to 8 years for office space.

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

Restructuring Activities

We record restructuring activities including costs for one-time termination benefits in accordance with ASC 420. The timing of recognition for severance costs accounted for under ASC 420 depends on whether employees are required to render service until they are terminated in order to receive the termination benefits. If employees are required to render service until they are terminated in order to receive the termination benefits, a liability is recognized ratably over the future service period. Otherwise, a liability is recognized when management has committed to a restructuring plan and has communicated those actions to employees.

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

See Note 11, "July 2021 Restructuring Plan," for additional information.

Revenue Recognition

All of our revenue is from contracts with customers. We account for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We provide cloud computing to customers, which is broadly defined as the delivery of computing, storage and applications over the Internet. Cloud computing is a service transaction under which the services we provide vary on a daily basis. The totality of services provided represent a single integrated solution tailored to the customer’s specific needs. As such, our performance obligations to our customers consist of a single integrated solution delivered as a series of distinct daily services. We recognize revenue on a daily basis as services are provided in an amount that reflects the consideration to which we expect to be entitled in exchange for the services. Our usage-based arrangements generally include variable consideration components consisting of monthly utility fees with a defined price and undefined quantity. Additionally, our contracts contain service level guarantees that provide discounts when we fail to meet specific obligations and certain services may include volume discounts based on usage. As these variable consideration components consist of a single distinct daily service provided on a single performance obligation, we account for this consideration as services are provided and earned. In accordance with the series guidance within ASC 606, regarding modification to a single performance obligation, when contracts are modified to add, remove or change existing services, the modification will only affect the accounting for the remaining distinct goods and services provided. As such, our contract modifications are accounted for prospectively.

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

Our other primary sources of revenue are for public cloud services within our Multicloud Services offering, and our OpenStack Public Cloud and Apps & Cross Platform offerings. Customers are generally invoiced monthly based on usage. Contracts for these arrangements typically operate on a consumption model and can be canceled at any time without penalty. We also provide customers with professional services for the design and implementation of application, security and data services. Professional service contracts are either fixed-fee or time-and-materials based. We typically consider these services to be a separate performance obligation from other integrated solutions being provided to the same customer. Our performance obligations under these arrangements are typically to provide the services on a daily basis over a period of time and therefore we recognize revenue as the services are performed.

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

Arrangements can contain multiple performance obligations that are distinct, which are accounted for separately. Each performance obligation is recognized as services are provided based on their SSP. Judgment is required to determine the SSP for each of our distinct performance obligations. We utilize a range of prices when developing our estimates of SSP.

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

Selling, General and Administrative Expenses

SG&A expenses primarily consist of: (i) employee-related costs for functions such as executive management, sales and marketing, R&D, finance and accounting, human resources, information technology, and legal; (ii) costs for advertising and promoting our services and to generate customer demand; (iii) general costs such as professional fees, office facilities, software, and equipment expenses, including the related depreciation, and other overhead costs; and (iv) definite-lived intangibles amortization expense.

Advertising costs are expensed in the period incurred. Advertising expense was $39.9 million, $42.5 million and $33.6 million for the years ended December 31, 2019, 2020 and 2021, respectively.

R&D expense was $56.0 million, $36.7 million and $28.3 million, for the years ended December 31, 2019, 2020 and 2021, respectively.

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

Transaction gains or losses in currencies other than the functional currency are included as a component of "Other income (expense), net" in the Consolidated Statements of Comprehensive Loss. We recorded transaction losses of $1.8 million, gains of $5.8 million, and losses of $3.3 million for the years ended December 31, 2019, 2020 and 2021, respectively.

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

Our interest rate swaps, excluding the portion treated as debt, are recognized at fair value in the Consolidated Balance Sheets and are valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.

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

We evaluate every fixed price power contract to determine if the contract meets the definition of a derivative, which requires recognizing the contract at fair value on the Consolidated Balance Sheets with changes in the fair value recorded in the Consolidated Statements of Comprehensive Loss. If a contract is deemed to be a derivative, we also determine if it qualifies for the normal purchases and normal sales scope exception to derivative accounting, which would result in expensing electricity usage as incurred. Power contracts accounted for as derivatives are valued using pricing models that rely on market observable inputs such as current power prices, which are classified as Level 2 inputs within the fair value hierarchy.

As of December 31, 2020 and 2021, we do not have any power contracts recorded at fair value on the Consolidated Balance Sheets, as we have applied the normal purchases and normal sales scope exception to derivative accounting for all fixed priced power contracts.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. Specifically, the current portion of "Finance lease liabilities" is now presented separately from "Other current liabilities" in the Consolidated Balance Sheets.

Recent Accounting Pronouncements

Recently Adopted

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (ASC 740) - Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in ASC 740 and improves consistent application of and simplifies GAAP for other areas of ASC 740 by clarifying and amending existing guidance. We adopted this guidance on January 1, 2021. The adoption of the guidance did not have a material impact on our consolidated financial statements.

Not Yet Adopted

Reference Rate Reform

The United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. U.S. dollar LIBOR may be replaced by the Secured Overnight Financing Rate or other benchmark rates over the next several years. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting containing practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be applied from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. In January 2021, the FASB issued an update that provides supplemental guidance and clarification of the reference rate reform. We have elected to apply certain practical expedients in the past. We continue to evaluate the impact of the guidance and may apply other elections prior to December 31, 2022, as applicable, as additional changes in the market occur. Currently, borrowings under our Senior Facilities use LIBOR as a benchmark for establishing the applicable interest rate, but the First Lien Credit Agreement includes provisions relating to the future discontinuance of LIBOR and sets forth mechanics for establishing the replacement of LIBOR with an alternative benchmark rate.

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (ASC 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. This standard allows the company a practical expedient to remove the requirements to measure and recognize such contracts in accordance with ASC 606. The guidance is applied prospectively upon adoption and is effective for us on January 1, 2023; however, early adoption is permitted.

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Consolidated Balance Sheets Account	December 31, 2020	December 31, 2021
Accounts receivable, net	Accounts receivable, net (1)	$483.0	$554.3
Current portion of contract assets	Other current assets	12.2	15.2
Non-current portion of contract assets	Other non-current assets	13.9	13.1
Current portion of deferred revenue	Deferred revenue	76.7	98.6
Non-current portion of deferred revenue	Other non-current liabilities	14.2	13.6
(1)    Allowance for doubtful accounts and accrued customer credits was $28.3 million and $18.4 million as of December 31, 2020 and 2021, respectively.

The following table sets forth the changes in the allowance for doubtful accounts during the years ended December 31, 2019, 2020 and 2021:

(In millions)	Beginning Balance	Additions (1)	Write-offs of Accounts Receivables, Net of Recoveries	Ending Balance
For the years ending December 31,
2019	$7.5	$13.3	$(11.3)	$9.5
2020	9.5	20.1	(13.4)	16.2
2021	16.2	5.4	(7.9)	13.7
(1)    Additions to the allowance for doubtful accounts are charged to bad debt within "Selling, general and administrative expenses."

Amounts recognized in revenue for the years ended December 31, 2019, 2020 and 2021, which were included in deferred revenue as of the beginning of each period totaled $47.6 million, $59.5 million and $61.5 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2020 and 2021, the balances of capitalized costs to obtain a contract were $59.3 million and $58.0 million, respectively, and the balances of capitalized costs to fulfill a contract were $25.0 million and $23.5 million, respectively. These capitalized costs are included in "Other non-current assets" on the Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Year Ended December 31,
(In millions)	2019	2020	2021
Amortization of capitalized sales commissions	$40.9	$44.2	$43.7
Amortization of capitalized implementation costs	14.8	17.4	18.1

Remaining Performance Obligations

As of December 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was $691.2 million, of which 67% is expected to be recognized as revenue during 2022 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. Our other revenue arrangements are usage-based, and as such, we recognize revenue based on the right to invoice for the services performed.

3. Net Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
(In millions, except per share data)	2019	2020	2021
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(102.3)	$(245.8)	$(218.3)
Weighted average shares outstanding:
Common stock	165.3	179.6	208.0
Number of shares used in per share computations	165.3	179.6	208.0
Net loss per share	$(0.62)	$(1.37)	$(1.05)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the ESPP, as well as contingent shares associated with our acquisition of Datapipe. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 20.1 million, 24.3 million and 19.2 million potential common shares from the computation of dilutive loss per share for the years ended December 31, 2019, 2020 and 2021, respectively, because the effect would have been anti-dilutive.

4. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2020	December 31, 2021
Computers and equipment	$1,191.8	$1,206.5
Software	472.4	465.6
Furniture and fixtures	22.4	21.9
Buildings and leasehold improvements	513.1	512.9
Land	32.6	21.2
Property, equipment and software, at cost	2,232.3	2,228.1
Less: Accumulated depreciation	(1,366.8)	(1,413.4)
Work in process	19.1	12.0
Property, equipment and software, net	$884.6	$826.7

On January 15, 2021, we completed the sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers. The net book value of the land prior to the sale was $11.4 million and we received cash proceeds of $32.2 million, less brokerage and professional fees of $0.9 million, resulting in net cash proceeds of $31.3 million. Therefore, we recorded a gain on sale of land of $19.9 million to "Gain on sale of land" in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2021.

Depreciation expense related to property, equipment and software was $328.5 million, $289.8 million and $245.1 million for the years ended December 31, 2019, 2020 and 2021, respectively.

Included in the balance of property, equipment and software as of December 31, 2020 and 2021 are assets recorded under finance leases. See Note 8, "Leases" for a discussion of the lease arrangements and the amounts within property, equipment and software as of December 31, 2020 and 2021.

5. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment during the years ended December 31, 2020 and 2021:

(In millions)	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total Consolidated
Balance as of December 31, 2019	$2,371.6	$322.2	$52.0	$2,745.8
Bright Skies acquisition	8.4	—	—	8.4
Onica measurement period adjustments	(0.5)	—	—	(0.5)
Foreign currency translation	6.5	0.4	0.5	7.4
Balance as of December 31, 2020	2,386.0	322.6	52.5	2,761.1
Impairment of goodwill	—	—	(52.4)	(52.4)
Foreign currency translation	(1.7)	(0.1)	(0.1)	(1.9)
Balance as of December 31, 2021	$2,384.3	$322.5	$—	$2,706.8

Gross goodwill	$2,679.3	$322.5	$52.4	$3,054.2
Less: Accumulated impairment charges	(295.0)	—	(52.4)	(347.4)
Goodwill, net as of December 31, 2021	$2,384.3	$322.5	$—	$2,706.8

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

During the fourth quarter of 2021, we performed our annual goodwill impairment test. We determined that the carrying amount of our OpenStack Public Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $52.4 million. The impairment was driven by deteriorating forecasted margins and cash flows within the reporting unit primarily due to operating costs declining at a slower rate than previously anticipated even after factoring in the long term impacts of the July 2021 Restructuring Plan. Prior to calculating the goodwill impairment loss, based on review of the annual forecast and management's expectation of slower than previously anticipated growth in the OpenStack Public Cloud product line, we assessed the recoverability of long-lived assets other than goodwill and concluded such assets were not impaired.

The results of our goodwill impairment test for the year ended December 31, 2020 did not indicate any impairments of goodwill.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2020			December 31, 2021
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,986.2	$(624.0)	$1,362.2	$1,983.0	$(784.1)	$1,198.9
Property tax abatement	16.0	(7.4)	8.6	16.0	(9.2)	6.8
Other(1)	47.7	(22.2)	25.5	28.2	(17.4)	10.8
Total definite-lived intangible assets	2,049.9	(653.6)	1,396.3	2,027.2	(810.7)	1,216.5
Trade name (indefinite-lived)	250.0	—	250.0	250.0	—	250.0
Total intangible assets other than goodwill	$2,299.9	$(653.6)	$1,646.3	$2,277.2	$(810.7)	$1,466.5
(1)    Includes $17.2 million gross carrying amount for AWS relationship recorded in connection with the Onica acquisition as described in Note 16, "Acquisitions."

Amortization expense related to intangibles was $167.5 million, $176.3 million and $179.7 million for the years ended December 31, 2019, 2020 and 2021, respectively.

As of December 31, 2021, amortization of intangible assets for the next five years and thereafter is expected to be as follows:

(In millions)	Intangible Assets
Year ending:
2022	$169.4
2023	167.8
2024	160.6
2025	152.9
2026	128.5
Thereafter	437.3
Total	$1,216.5

6. Investments

In June 2019, CrowdStrike, an entity in which Rackspace US held an equity investment, completed an initial public offering and became a publicly-traded company. Prior to the date of CrowdStrike's initial public offering, our investment in CrowdStrike had a carrying value of $10.0 million and was accounted for as an equity investment without a readily determinable fair value. With the availability of observable price changes following the completion of CrowdStrike's initial public offering, our investment in CrowdStrike was measured at fair value on a prospective basis using the end of period quoted stock price, which is classified as a Level 1 input within the fair value hierarchy. In December 2019, Rackspace US sold the investment in CrowdStrike for $106.9 million in cash proceeds.

We hold other equity investments that do not have readily determinable fair values. The aggregate carrying value of these other equity investments was $5.1 million as of December 31, 2020 and 2021.

For the year ended December 31, 2019, we recognized a net gain on investment activity of $99.5 million which was primarily comprised of a $96.9 million realized gain related to the sale of the CrowdStrike investment. We recognized a net gain on investment activity of $0.7 million for the year ended December 31, 2020 and a net loss on investment activity of $3.0 million for the year ended December 31, 2021.

7. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2020		December 31, 2021
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
Prior Term Loan Facility	November 3, 2023	4.00%	$2,795.6	—%	$—
Term Loan Facility	February 15, 2028	—%	—	3.50%	2,282.8
Revolving Credit Facility	August 7, 2025	—%	—	—%	—
3.50% Senior Secured Notes	February 15, 2028	—%	—	3.50%	550.0
5.375% Senior Notes	December 1, 2028	5.375%	550.0	5.375%	550.0
Receivables Financing Facility	July 19, 2022	2.37%	65.0	—%	—
Less: unamortized debt issuance costs			(44.2)		(36.3)
Less: unamortized debt discount			(3.7)		(12.6)
Total debt			3,362.7		3,333.9
Less: current portion of debt			(43.4)		(23.0)
Debt, excluding current portion			$3,319.3		$3,310.9
(1)    Interest rates are as of each respective balance sheet date.

Senior Facilities

On November 3, 2016, in conjunction with the Rackspace Acquisition, Rackspace Technology Global entered into the First Lien Credit Agreement with Citi as the administrative agent. The First Lien Credit Agreement included the Prior Term Loan Facility and the Revolving Credit Facility. As of December 31, 2020, the Prior Term Loan Facility had an outstanding principal balance of $2,795.6 million and was set to mature on November 3, 2023. The Revolving Credit Facility had total commitments of $375.0 million, with no outstanding borrowings as of December 31, 2020, and was set to mature on August 7, 2025.

On February 9, 2021, we amended and restated the First Lien Credit Agreement, which included a new seven-year $2,300.0 million senior secured first lien term loan facility due on February 15, 2028 (the Term Loan Facility) and our existing $375.0 million Revolving Credit Facility, which we refer to together as the Senior Facilities. We used the borrowings under the Term Loan Facility, together with the proceeds from the issuance of the 3.50% Senior Secured Notes described below (together, the February 2021 Refinancing Transaction), to repay all borrowings under the Prior Term Loan Facility, to pay related fees and expenses and for general corporate purposes.

Borrowings under the Senior Facilities bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 0.75% floor in the case of the Term Loan Facility and a 1.00% floor, in the case of the Revolving Credit Facility, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Citi and (iii) the one-month adjusted LIBOR plus 1.00%. The applicable margin for the Term Loan Facility is 2.75% for LIBOR loans and 1.75% for base rate loans and the applicable margin for the Revolving Credit Facility is 3.00% for LIBOR loans and 2.00% for base rate loans. Interest is due at the end of each interest period elected, not exceeding 90 days, for LIBOR loans and at the end of every calendar quarter for base rate loans.

The Revolving Credit Facility also includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This commitment fee is subject to one step-down based on the net first lien leverage ratio.

As of December 31, 2021, the interest rate on the Term Loan Facility was 3.50%. We are required to make quarterly principal payments of $5.8 million, which began on June 30, 2021. See Note 17, "Derivatives" for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

In addition to the quarterly amortization payments discussed above, the Senior Facilities require us to make certain mandatory prepayments, including using (i) a portion of annual excess cash flow, as defined in the First Lien Credit Agreement, to prepay the Term Loan Facility, (ii) net cash proceeds of certain non-ordinary assets sales or dispositions of property to prepay the Term Loan Facility, and (iii) net cash proceeds of any issuance or incurrence of debt not permitted under the Senior Facilities to prepay the Term Loan Facility. We may make voluntary prepayments at any time without penalty, except in connection with a repricing event, as defined in the First Lien Credit Agreement.

The fair value of the Term Loan Facility as of December 31, 2021 was $2,262.8 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

Rackspace Technology Global is the borrower under the Senior Facilities, and all obligations under the Senior Facilities are (i) guaranteed by Inception Parent, Rackspace Technology Global’s immediate parent company, on a limited recourse basis and secured by the equity interests of Rackspace Technology Global held by Inception Parent, and (ii) guaranteed by Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries and secured by substantially all material owned assets of Rackspace Technology Global and the subsidiary guarantors, including the equity interests held by each, in each case subject to certain exceptions. The only financial covenant is with respect to the Revolving Credit Facility which limits the net first lien leverage ratio to a maximum of 5.00 to 1.00; however, this covenant is only applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25.0 million of undrawn letters of credit and cash collateralized letters of credit) is equal to or greater than 35% of the Revolving Credit Facility commitments at the end of a fiscal quarter. Other covenants include limitations on restricted payments, indebtedness, investments, liens, asset sales and transactions with affiliates.

As of December 31, 2021, we were in compliance with all covenants under the Senior Facilities.

The Revolving Credit Facility matures of August 7, 2025. As of December 31, 2021, we had total commitments of $375.0 million and no outstanding borrowings under the Revolving Credit Facility or letters of credit issued thereunder.

3.50% Senior Secured Notes due 2028

On February 9, 2021, Rackspace Technology Global issued $550.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2028. The 3.50% Senior Secured Notes will mature on February 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on each February 15 and August 15, commencing on August 15, 2021. The 3.50% Senior Secured Notes are not subject to registration rights. As noted above, we used the net proceeds from the issuance of the 3.50% Senior Secured Notes, together with borrowings under the Term Loan Facility described above, to repay all borrowings outstanding under the Prior Term Loan Facility, to pay related fees and expenses and for general corporate purposes.

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

Rackspace Technology Global may redeem the 3.50% Senior Secured Notes at its option, in whole at any time or in part from time to time, at the following redemption prices: prior to February 15, 2024, at a redemption price equal to 100.000% of the principal amount, plus the applicable premium described in the 3.50% Notes Indenture and accrued and unpaid interest, if any, to but excluding the redemption date; from February 15, 2024 to February 14, 2025, at a redemption price equal to 101.750% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; from February 15, 2025 to February 14, 2026, at a redemption price equal to 100.875% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; and from February 15, 2026 and thereafter, at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date. Rackspace Technology Global may also redeem prior to February 15, 2024 up to 40.0% of the aggregate principal amount of the 3.50% Senior Secured Notes with funds in an aggregate amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 103.500% of the principal amount of the 3.50% Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Notwithstanding the foregoing, Rackspace Technology Global may redeem during each twelve-month period, commencing with February 9, 2021, up to 10.0% of the original aggregate principal amount of the 3.50% Senior Secured Notes at a redemption price of 103.000%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

The 3.50% Notes Indenture contains covenants that, among other things, limit our ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the 3.50% Notes Indenture. Additionally, upon the occurrence of a change of control (as defined in the 3.50% Notes Indenture), we will be required to make an offer to repurchase all of the outstanding 3.50% Senior Secured Notes at a price in cash equal to 101.000% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date.

As of December 31, 2021, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of December 31, 2021 was $519.8 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

5.375% Senior Notes due 2028

Rackspace Technology Global issued $550.0 million aggregate principal amount of the 5.375% Senior Notes on December 1, 2020. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at an annual fixed rate of 5.375% per year. Interest is payable semi-annually on each June 1 and December 1, commencing on June 1, 2021. The 5.375% Senior Notes are not subject to registration rights.

Rackspace Technology Global is the issuer of the 5.375% Senior Notes, and obligations under the 5.375% Senior Notes are guaranteed on a senior unsecured basis by all of Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries (as subsidiary guarantors) that guarantee the Senior Facilities. The 5.375% Senior Notes are effectively junior to the indebtedness under the Senior Facilities and the 3.50% Senior Secured Notes, to the extent of the collateral securing the Senior Facilities and the 3.50% Senior Secured Notes. The 5.375% Notes Indenture describes certain terms and conditions under which other current and future domestic subsidiaries are required to become guarantors of the 5.375% Senior Notes.

Rackspace Technology Global may redeem the 5.375% Senior Notes at its option, in whole at any time or in part from time to time, at the following redemption prices: prior to December 1, 2023, at a redemption price equal to 100.000% of the principal amount, plus the applicable premium described in the 5.375% Notes Indenture and accrued and unpaid interest, if any, to but excluding the redemption date; from December 1, 2023 to November 30, 2024, at a redemption price equal to 102.688% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; from December 1, 2024 to November 30, 2025, at a redemption price equal to 101.344% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date; and from December 1, 2025 and thereafter, at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date. Rackspace Technology Global may also redeem prior to December 1, 2023 up to 40% of the aggregate principal amount of the 5.375% Senior Notes with funds in an aggregate amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 105.375% of the principal amount of the 5.375% Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The 5.375% Notes Indenture contains covenants that, among other things, limit our ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the 5.375% Notes Indenture. Additionally, upon the occurrence of a change of control (as defined in the 5.375% Notes Indenture), we will be required to make an offer to repurchase all of the outstanding 5.375% Senior Notes at a price in cash equal to 101.000% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date.

As of December 31, 2021, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of December 31, 2021 was $534.9 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

Accounts Receivable Financing Agreement

On March 19, 2020, a wholly owned subsidiary of the company entered into the Receivables Financing Facility. Pursuant to the agreements evidencing the Receivables Financing Facility, Rackspace Receivables, LLC, a bankruptcy-remote SPV indirectly wholly owned by Rackspace Technology Global, granted a security interest in all of its current and future receivables and related assets in exchange for a credit facility permitting borrowings of up to a maximum aggregate amount of $100.0 million from time to time. Such borrowings were used by the SPV to finance purchases of accounts receivable. Rackspace Technology Global was the primary beneficiary of the SPV. We recorded $1.0 million of fees and expenses related to the Receivables Financing Facility as debt issuance costs for the year ended December 31, 2020, which were included in "Other non-current assets" in the Consolidated Balance Sheets.

The amount of advances available were determined based on advance rates relating to the eligibility of the receivables held by the SPV at that time. Advances bore interest based on LIBOR plus a margin. The last date on which advances could be made was March 21, 2022, unless the maturity of the Receivables Financing Facility was otherwise accelerated. In addition to other customary fees associated with financings of this type, the SPV was required to pay a monthly commitment fee based on the unused amount of the facility.

During the year ended December 31, 2021, the SPV repaid $15.0 million to cover a borrowing base deficit, repaid the remaining outstanding balance of $50.0 million and terminated the Receivables Financing Facility. The termination resulted in expense of $0.5 million recorded within "Debt modification costs and extinguishment gain (loss)" in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2021. The expense was comprised of the write-off of the unamortized debt issuance costs, as well as third party fees associated with the termination.

February 2021 Refinancing Transaction

The February 2021 Refinancing Transaction represented an extinguishment and modification of debt. We derecognized $2,795.6 million of the Prior Term Loan Facility and wrote off $9.4 million in unamortized debt issuance costs and debt discount associated with the portion of the Prior Term Loan Facility that was deemed extinguished. We recognized $2,300.0 million borrowed under the Term Loan Facility and $41.0 million of associated debt issuance costs and debt discount, including amounts allocated from the Prior Term Loan Facility, both classified as a direct deduction from the carrying value of non-current debt on our Consolidated Balance Sheets. We recognized $550.0 million aggregate principal amount of the 3.50% Senior Secured Notes due 2028 and $6.8 million of associated debt issuance costs, including amounts allocated from the Prior Term Loan Facility. The February 2021 Refinancing Transaction resulted in expense of $37.0 million recorded within "Debt modification costs and extinguishment gain (loss)" in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2021. The expense was comprised of the write-off of unamortized debt issuance costs and debt discount associated with the portion of the Prior Term Loan Facility that was deemed extinguished, as well as $27.6 million in third party fees associated with the modification.

8.625% Senior Notes Repurchases

During the year ended December 31, 2019, Rackspace Technology Global repurchased and surrendered for cancellation $77.3 million of principal amount of 8.625% Senior Notes for $66.9 million including accrued interest of $0.8 million. In connection with these repurchases, we recorded a gain on debt extinguishment of $9.8 million within "Debt modification costs and extinguishment gain (loss)" in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2019.

During the year ended December 31, 2020, Rackspace Technology Global repurchased and cancelled the remaining aggregate principal amount of the $1,120.2 million outstanding 8.625% Senior Notes and paid related premiums, fees and accrued and unpaid interest for aggregate cash of $1,191.9 million. In connection with these repurchases, we recorded $71.5 million of expense within "Debt modification costs and extinguishment gain (loss)" in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2020, comprised of a $56.2 million aggregate premium on repurchase, $14.9 million write-off of unamortized debt issuance costs, and transaction fees of $0.4 million.

Following the cancellations, we had no remaining outstanding principal balance under the 8.625% Senior Notes as of December 31, 2020.

Debt Maturities

The maturities of debt obligations for the next five years at December 31, 2021 are as follows:

(In millions)	Amount
Year ending:
2022	$23.0
2023	23.0
2024	23.0
2025	23.0
2026	23.0
Thereafter	3,267.8
Total	$3,382.8

8. Leases

Assets recorded as property and equipment under finance leases, and the related accumulated depreciation balances as of December 31, 2020 and 2021 were as follows:

	December 31, 2020	December 31, 2021
(In millions)
Computers and equipment	$108.7	$160.5
Buildings	305.7	297.0
Less: Accumulated depreciation	(46.4)	(88.8)
Net book value of property and equipment under finance leases	$368.0	$368.7

The components of operating and finance lease expense for the years ended December 31, 2020 and 2021 were as follows:

	Year Ended December 31,
(In millions)	2020	2021
Operating lease expense:
Fixed lease expense	$80.2	$62.2
Variable lease expense	19.5	18.8
Short-term lease expense	10.3	0.4
Sublease income	(3.1)	(2.6)
Total operating lease expense	$106.9	$78.8
Finance lease expense:
Depreciation of finance lease assets	$30.2	$46.3
Interest expense on finance lease liabilities	19.4	28.2
Total finance lease expense	$49.6	$74.5

Supplemental operating cash flow information related to operating and finance leases for the years ended December 31, 2020 and 2021 were as follows:

	Year Ended December 31,
(In millions)	2020	2021
Cash payments for lease liabilities included within operating activities:
Operating leases	$(85.3)	$(78.4)
Finance leases	(20.2)	(26.9)

New lease assets obtained in exchange for lease liabilities:
Operating leases	$42.7	$18.6

As of December 31, 2020 and 2021, the weighted average remaining lease term and weighted average discount rate of our operating and finance leases, respectively, were as follows:

	December 31, 2020	December 31, 2021

Weighted average remaining lease term (in years)
Operating leases	4	4
Finance leases	14	12
Weighted average discount rate
Operating leases	9.0%	6.9%
Finance leases	7.2%	7.0%

Future lease payments under operating and finance leases as of December 31, 2021 are as follows:

(In millions)	Operating leases	Finance leases
Year ending:
2022	$70.2	$88.7
2023	47.9	68.9
2024	39.3	39.7
2025	17.7	30.0
2026	11.0	30.7
Thereafter	10.8	375.1
Total future lease payments	196.9	633.1
Less amount representing interest	(21.7)	(223.4)
Total lease liability	$175.2	$409.7

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

The weighted average imputed interest rate for our financing obligations was 6.2% as of December 31, 2021.

As of December 31, 2021, future payments under financing obligations were as follows:

(In millions)	Amount
Year ending:
2022	$53.5
2023	16.4
2024	9.6
2025	9.7
2026	6.7
Thereafter	26.9
Total future payments	122.8
Plus amount representing residual asset balance	14.3
Less amount representing interest	(26.2)
Total financing obligations	$110.9

10. Commitments and Contingencies

Purchase Commitments

Non-cancelable purchase commitments primarily consist of commitments for certain software licenses, hardware purchases, third party infrastructure purchases, and costs associated with our data centers, such as bandwidth and electricity. The agreements provide for either penalties for early termination or may require minimum commitments for the remaining term. The minimum commitments for all of these agreements, as of December 31, 2021, are approximated as follows:

(In millions)	Amount
Year ending:
2022	$358.3
2023	324.9
2024	195.8
2025	119.5
2026	129.9
Thereafter	82.4
Total	$1,210.8

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

Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. In addition, from time to time we may enter into indemnification agreements with certain of our employees so that such employees will agree to serve as directors or officers of our foreign subsidiaries. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We had no material liabilities recorded for these agreements as of December 31, 2020 or 2021.

In connection with the Rackspace Acquisition, an affiliate of Apollo and Searchlight each entered into a management consulting agreement with Rackspace Technology Global relating to the provision of certain management consulting and advisory services following the consummation of the Rackspace Acquisition. In addition, on November 3, 2016, an affiliate of Apollo entered into a transaction fee agreement with Rackspace Technology Global relating to the provision of certain preparation services in support of the Rackspace Acquisition.

On November 15, 2017, in connection with the Datapipe acquisition, ABRY entered into a management consulting agreement with Rackspace Technology Global relating to the provision of certain management consulting and advisory services.

Under the terms of the Transaction Fee Agreement, the Apollo/Searchlight Management Consulting Agreement and the ABRY Management Consulting Agreement, the company has obligations to indemnify affiliates and representatives of Apollo, Searchlight and ABRY, as applicable, for any losses or liabilities that they may incur as a result of their provision of services under those agreements (unless the losses or liabilities have resulted from the willful misconduct of the person seeking indemnification). We had no liabilities recorded for these agreements as of December 31, 2020 or 2021.

On July 24, 2020, we executed termination letters with each of the parties to the Apollo/Searchlight Management Consulting Agreement, the Transaction Fee Agreement and the ABRY Management Consulting Agreement, whereby all such agreements terminated effective as of the pricing of the IPO on August 4, 2020.

Additionally, in the normal course of business, we indemnify certain parties, including customers, vendors and lessors, with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We had no material liabilities recorded for these agreements as of December 31, 2020 or 2021.

11. July 2021 Restructuring Plan

On July 21, 2021, we committed to the July 2021 Restructuring Plan which will drive a change in the type and location of certain positions and is expected to result in the termination of approximately 10% of our workforce. Substantially all of the employees impacted by the reduction in workforce were notified of the reduction on July 22, 2021 and will exit the company over the next 12 months.

During the year ended December 31, 2021, we incurred employee related costs, primarily consisting of one-time termination benefits and certain contractual termination benefits with executives, and other costs, which are accounted for as exit and disposal costs under ASC 420. Other costs consisted of professional fees, asset write-offs, and the impact of a contract termination with a third-party. These costs are recorded within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss, the components of which were as follows:

(In millions)	Year Ended December 31, 2021
Employee related costs	$13.8
Other	11.6
Total restructuring charges	$25.4

A portion of the other costs are non-cash charges, representing $5.6 million in the year ended December 31, 2021. This amount is related to asset write-offs and the contract termination.

Liability activity for restructuring costs that are expected to be settled in cash are presented in the table below.

(In millions)	Employee Related	Other	Total
Liability as of December 31, 2020	$—	$—	$—
Charges	13.8	6.0	19.8
Cash payments	(6.7)	(5.4)	(12.1)
Liability as of December 31, 2021	$7.1	$0.6	$7.7
Total cumulative costs incurred as of December 31, 2021	$13.8	$6.0	$19.8
Total expected costs to be incurred	$15.9	$6.5	$22.4

The liability for employee related costs was recorded in "Accrued compensation and benefits" in the Consolidated Balance Sheets as of December 31, 2021. The liabilities for other costs were recorded in "Other current liabilities" in the Consolidated Balance Sheets as of December 31, 2021.

12. Stockholders' Equity

Common Stock

As of December 31, 2020 and 2021, we had 201.8 million and 211.2 million shares of our common stock legally issued and outstanding, respectively.

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

Preferred Stock

As of December 31, 2020 and 2021, there were 5.0 million authorized shares of preferred stock, of which none was issued or outstanding.

Repurchase of Common Stock

During the year ended December 31, 2019, we repurchased $2.2 million, or 0.2 million shares, of our common stock. These shares were subsequently retired. As a result, we recorded a $2.2 million decrease to "Additional paid-in-capital" for the year ended December 31, 2019.

Datapipe Contingent Shares

On September 6, 2017, we entered into an Agreement and Plan of Merger (the "Datapipe Merger Agreement") pursuant to which we acquired Datapipe. In addition, the Datapipe Merger Agreement provides that we will be required to issue additional shares of our common stock to an affiliate of ABRY based on a MOIC on any “Measurement Date,” as defined in the Datapipe Merger Agreement. The maximum number of shares of common stock issuable will not exceed 10,663,741 shares in the aggregate, subject to adjustment for stock splits, stock dividends, recombinations, reclassifications and similar equitable adjustments.

On February 2, 2021, we issued 2,665,935 shares of common stock for no additional consideration pursuant to the Datapipe Merger Agreement.

13. Share-Based Compensation, Settlement of Share-Based Awards, and Employee Benefit Plans

Stock Plans

In April 2017, the Executive Committee of the board of directors authorized the company to adopt the 2017 Incentive Plan. On July 24, 2020, the board of directors approved, effective on August 7, 2020, the 2020 Incentive Plan and amendments to the 2017 Incentive Plan which, among other things, resulted in the termination of the 2017 Incentive Plan, except as it relates to outstanding awards, and any remaining shares reserved for future grants under the 2017 Incentive Plan were released.

The 2020 Incentive Plan provides for the grant of stock options, including incentive stock options, and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, other stock-based incentive awards, dividend equivalents and cash-based awards (collectively, "awards"). Incentive stock options may be granted only to our employees or an employee of a parent or subsidiary. All other awards may be granted to employees and consultants of the company and its parents and subsidiaries, as well as all non-employee members of our board of directors.

For the years ended December 31, 2019, 2020 and 2021, the company granted stock options, RSUs and restricted stock (collectively "restricted stock") under the Incentive Plans. The company issues new shares of its common stock to satisfy vesting of restricted stock and exercise of stock options under the Incentive Plans. All awards deduct one share from the Incentive Plans shares available for issuance for each share granted. The 2017 Incentive Plan began with 12.2 million shares authorized for grant and contained an evergreen feature whereby shares available increased each grant date based on the quantity of certain types of awards granted. Upon the approval of the 2020 Incentive Plan, the 2017 Incentive Plan was terminated, except as it relates to outstanding awards. The maximum number of shares of our common stock available for issuance under the 2020 Incentive Plan is 25.0 million shares. To the extent awards granted under the 2020 Incentive Plan terminate, expire or lapse, shares subject to such awards generally will again be available for future grant. As of December 31, 2021, the total number of shares outstanding and the total number of shares available for future grants under the Incentive Plans was 18.9 million and 15.7 million, respectively.

The composition of the equity awards outstanding as of December 31, 2020 and 2021 was as follows:

	December 31, 2020	December 31, 2021
(In millions)
Restricted stock	2.7	7.9
Stock options	18.6	11.0
Total outstanding awards	21.3	18.9

Stock Options

Stock options have been granted for a term of 10 years and generally vest ratably over a three-year period, subject to continued service. Certain executives have received stock options that vest in part subject to continued service ratably over a five-year period and in part based upon the attainment of performance and market conditions.

In 2021, we shifted away from granting stock options as we had in previous years, to granting restricted stock. As such, there were no stock options granted during the year ended December 31, 2021.

The following table summarizes the stock option activity for the year ended December 31, 2021:

	Number of Shares (in millions)	Weighted Average Exercise Price	Weighted Average-Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	18.6	$12.69	7.94	$118.4
Granted	—	$—
Exercised	(4.2)	$12.17
Forfeited	(3.2)	$13.13
Expired	(0.2)	$14.70
Outstanding at December 31, 2021	11.0	$12.73	7.28	$10.2
Vested and exercisable at December 31, 2021	5.7	$12.61	6.88	$6.6
Vested and exercisable at December 31, 2021 and expected to vest thereafter (1)	11.0	$12.73	7.28	$10.2
(1)    Forfeitures are recognized as they occur, rather than estimated.

The total pre-tax intrinsic value of the stock options exercised during the years ended December 31, 2019, 2020 and 2021 was $1.8 million, $22.3 million, and $35.0 million, respectively.

For the years ended December 31, 2019 and 2020 we have granted stock options that include vesting terms dependent upon a service, performance and/or market condition. The performance criteria for the performance and market based stock options is tied to a liquidity event and the achievement of targets based on a MOIC for Apollo. The fair value of stock options with vesting conditions dependent upon market performance is determined using a Monte Carlo simulation. The fair value of stock options with either solely a service requirement or with the combination of service and performance requirements is determined using the Black-Scholes valuation model, which requires us to make assumptions and judgments about variables related to our common stock and the related awards. The fair value of stock options is based on the fair value of the underlying common stock on the date of grant. Prior to the IPO, the fair value of the underlying common stock included estimates and judgments related to the discount rates and future discounted cash flows of the company based on management’s internal forecasts. Share-based compensation expense is recognized on a straight-line basis over the service period or over our best estimate of the period over which the performance condition will be met, as applicable. The following table presents the assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Year Ended December 31,
	2019	2020
Expected stock volatility (1)	58%	55% - 61%
Expected dividend yield (2)	—%	—%
Risk-free interest rate (3)	1.54% - 2.47%	0.38% - 1.73%
Expected life (4)	5.7 - 6.5 years	5.5 - 6.5 years
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

The weighted-average grant-date fair value of options granted during the years ended December 31, 2019, and 2020 was $6.81, and $8.09, respectively.

As of December 31, 2021, there was $18.0 million of total unrecognized compensation cost related to stock options, which will be recognized using the straight-line method over a weighted average period of 1.6 years.

Restricted Stock

In 2021, we shifted away from granting stock options as we had in previous years, to granting restricted stock. The majority of our restricted stock grants were made as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service. Restricted stock has also been granted to certain executives that vest in part subject to continued service ratably over a three or five-year period and in part based upon the attainment of performance and market conditions. The performance criteria is based upon various targets of the compound annual growth rate in EBITDA (as defined in the applicable award agreement) attained over specified trailing twelve month periods. The fair value of the service-vesting awards is measured based on the fair value of the underlying common stock on the date of the grant. The fair value of restricted stock with vesting conditions dependent upon market performance is determined using a Monte Carlo simulation. Share-based compensation expense is recognized on a straight-line basis over the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

In 2020, we granted restricted stock to all eligible employees on the date of our IPO. The fair value of these awards was based on the fair value of the underlying common stock on the date of the grant, and share-based compensation expense is recognized on a straight-line basis over the service period of six months.

Certain non-executive board members elected to receive a portion of their annual compensation in the form of restricted stock. The fair value of these service-vesting awards is measured based on the fair value of the underlying common stock on the date of grant, and share-based compensation expense is recognized on a straight-line basis over the one-year service period.

In August 2021, we granted certain awards, 0.6 million shares in total, with vesting dependent upon the attainment of predetermined financial performance results over the next three years. The performance metric that will determine vesting of these awards is Non-GAAP Operating Profit (as defined in the applicable award agreement) measured over a trailing four-quarter period. The fair value of these performance-vesting awards is measured based on the fair value of the underlying common stock on the date of grant, and share-based compensation expense is recognized when it is probable that the performance condition will be achieved. Probability is based upon probable achievement of the various targets in management's internal forecasts.

The following table summarizes our restricted stock activity for the year ended December 31, 2021:

	Number of Units or Shares (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2020	2.7	$16.86
Granted	8.3	$17.80
Released	(1.8)	$17.12
Cancelled	(1.3)	$21.32
Outstanding at December 31, 2021	7.9	$17.07
Expected to vest after at December 31, 2021 (1)	7.9	$17.07
(1)     Forfeitures are recognized as they occur, rather than estimated.

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2019 and 2020 was $12.88 and $17.74, respectively.

The total pre-tax intrinsic value of the restricted stock released during the years ended December 31, 2019, 2020 and 2021 was $3.3 million, $3.6 million and $35.2 million, respectively.

As of December 31, 2021, there was $103.2 million of total unrecognized compensation cost related to restricted stock, which will be recognized using the straight-line method over a weighted average period of 2.1 years.

Employee Stock Purchase Plan

The ESPP was approved by the company's board of directors on July 24, 2020 and became effective on August 7, 2020. Under the ESPP, eligible employees may purchase a limited number of shares of our common stock at the lesser of 85% of the market value on the enrollment date or 85% of the market value on the purchase date. The fair value on each enrollment date is determined using the Black-Scholes option-pricing model. Share-based compensation expense is recognized on a straight-line basis over the offering period. We issued 0.4 million and 0.7 million shares through the ESPP during the years ended December 31, 2020 and 2021, respectively. The share-based compensation expense recognized for the ESPP was $1.5 million and $4.5 million for the years ended December 31, 2020 and 2021, respectively. As of December 31, 2021, there was no unrecognized compensation cost related to the ESPP. The shares available for issuance under the ESPP is 10.4 million shares as of December 31, 2021.

Share-Based Compensation Expense

In connection with the departure of certain executives during the year ended December 31, 2019, 2020, and 2021 we accelerated vesting of options and restricted stock for awards with service-only vesting conditions and extended the post termination option exercise period. These modifications resulted in incremental expense of $3.5 million, $3.5 million and $0.8 million during the years ended December 31, 2019, 2020 and 2021, respectively. In addition, during the year ended December 31, 2019, modifications were made to the performance and/or market condition of awards for certain employees. As these awards expired before a change in control event required for vesting, these modifications resulted in no incremental expense.

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

Share-based compensation expense recognized for the years ended December 31, 2019, 2020 and 2021 was as follows:

	Year Ended December 31,
(In millions)	2019	2020	2021
Cost of revenue	$5.7	$14.5	$16.7
Selling, general and administrative expenses	24.5	60.0	58.7
Pre-tax share-based compensation expense	30.2	74.5	75.4
Less: Income tax benefit	(6.3)	(15.6)	(15.8)
Total share-based compensation expense, net of tax	$23.9	$58.9	$59.6

Settlement of Share-Based Awards

As a result of the Rackspace Acquisition, Rackspace Technology Global had obligations related to the settlement of RSUs that were outstanding as of November 3, 2016. These obligations required installment payments that began in November 2016 and ended in the first quarter of 2019. We made cash payments of $19.2 million during the year ended December 31, 2019 and recognized compensation expense of $2.7 million within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2019.

In addition, in connection with an employee's departure, we settled options and restricted stock for a one-time cash payment of $1.5 million during the year ended December 31, 2019.

Employee Benefit Plans

We sponsor defined contribution plans whereby employees may elect to contribute a portion of their annual compensation to the plans, after complying with certain limitations. The plans also include a discretionary employer contribution. Contribution expense recognized for these plans was $14.3 million, $16.0 million and $15.2 million for the years ended December 31, 2019, 2020 and 2021, respectively.

14. Taxes

The benefit for income taxes consisted of the following:

	Year Ended December 31,
(In millions)	2019	2020	2021
Federal	$5.1	$(4.1)	$(0.3)
Foreign	12.1	9.6	5.6
State	3.5	1.9	5.4
Total current	20.7	7.4	10.7
Deferred:
Federal	(32.4)	(58.6)	(26.1)
Foreign	2.0	(6.0)	(14.3)
State	(10.3)	(9.0)	(1.1)
Total deferred	(40.7)	(73.6)	(41.5)
Total benefit for income taxes	$(20.0)	$(66.2)	$(30.8)

Loss before income taxes from U.S. and foreign operations were as follows:

	Year Ended December 31,
(In millions)	2019	2020	2021
U.S.	$(143.2)	$(311.1)	$(204.9)
Foreign	20.9	(0.9)	(44.2)
Total loss before income taxes	$(122.3)	$(312.0)	$(249.1)

A reconciliation of the statutory federal tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2019	2020	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.1%	2.4%	(0.3)%
Tax rate differentials for international jurisdictions	(2.7)%	(2.5)%	0.4%
Research and development credit	2.4%	2.9%	(0.4)%
Effects of other enacted tax law and rate changes	(3.9)%	(0.4)%	(0.3)%
Valuation allowance	(2.0)%	(0.5)%	(0.7)%
Share-based compensation	(2.1)%	(0.3)%	0.1%
Nondeductible compensation	—%	(2.2)%	(2.5)%
Tax impact of goodwill impairment	—%	—%	(4.4)%
Other, net	(2.4)%	0.8%	(0.5)%
Effective tax rate	16.4%	21.2%	12.4%

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes using the enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant components of our deferred tax assets and liabilities are as follows:

(In millions)	December 31, 2020	December 31, 2021
Deferred tax assets:
Share-based compensation	$15.6	$13.9
Accruals not currently deductible	21.3	18.9
Interest rate swaps	22.2	—
Finance lease liabilities	67.7	66.8
Net operating loss carryforwards	113.3	122.6
Foreign tax credit	33.5	34.4
Research and development credits	30.6	29.2
Depreciation and amortization	7.8	6.9
Disallowed interest carryforward	5.4	19.2
Operating lease liabilities	37.9	40.0
Other	17.7	15.7
Total gross deferred tax assets	373.0	367.6
Valuation allowance	(54.4)	(58.3)
Total net deferred tax assets	318.6	309.3
Deferred tax liabilities:
Depreciation and amortization	484.5	443.6
Prepaids	1.3	1.0
Finance lease liabilities	4.4	6.2
Capitalized costs	13.9	12.4
Interest rate swaps	—	5.4
Debt related	7.4	0.4
Operating right-of-use assets	36.2	38.4
Other	3.2	2.4
Total gross deferred tax liabilities	550.9	509.8
Net deferred tax liabilities	$232.3	$200.5

As of December 31, 2021, we have $445.0 million of federal net operating loss carryforwards, $140.8 million of which expire at various dates through 2036, and $304.2 million of which have an indefinite carryforward period. Additionally, we have $68.2 million of federal tax credit carryforwards expiring at various dates through 2041. We have $127.3 million of foreign net operating losses, $7.2 million of which have carryforward periods ranging from 5 to 20 years, and $120.1 million of which have an indefinite carryforward period. Certain federal and foreign net operating loss carryforwards are subject to various limitations under Section 382 of the IRC and the applicable statutory foreign tax laws. We have disallowed interest expense carryforwards in the U.S. of $61.3 million that can be carried forward indefinitely.

We’ve recorded a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain U.S. state and foreign jurisdictions and federal foreign tax credits that we believe are not likely to be realized. For the rest of the deferred tax assets, valuation allowances were not deemed necessary based upon the determination that income created by reversing deferred tax liabilities will be sufficient to utilize deferred tax assets prior to the expiration of any applicable carryforward periods.

The effective tax rate for the year ended December 31, 2019 was primarily impacted by the current year global intangible low-taxed income inclusion, the impact of changes in income tax rates, changes in valuation allowances, R&D credits, changes to income tax reserves and other permanently nondeductible items. The effective tax rate for the year ended December 31, 2020 was primarily impacted by deductions disallowed by Section 162(m) of the IRC, the impact of changes in income tax rates, changes in valuation allowances, R&D credits, changes to income tax reserves and other permanently nondeductible items. The effective tax rate for the year ended December 31, 2021 was impacted by deductions disallowed by Section 162(m) of the IRC, changes in valuation allowances, the tax impact associated with a goodwill impairment, changes to income tax reserves and other permanently nondeductible items.

We do not permanently reinvest our foreign earnings due to the debt service requirements of our capital structure. Due to historic, internal tax restructurings, we have effectively recognized any tax impact of the repatriation of foreign earnings. Thus, as of December 31, 2021, there is no deferred tax liability for undistributed foreign earnings.

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

A rollforward of unrecognized tax benefits, excluding accrued penalties and interest, for the years ended December 31, 2019, 2020 and 2021 is as follows:

	Year Ended December 31,
(In millions)	2019	2020	2021
Balance, beginning of period	$47.0	$53.2	$51.0
Additions based on tax positions related to the current year	4.1	4.9	9.0
Additions for tax positions of prior years	11.7	11.1	15.9
Reduction for statute expiration	(2.7)	(2.4)	(16.7)
Reductions for tax positions of prior years	(6.2)	(15.8)	(6.2)
Settlements	(0.7)	—	(0.6)
Balance, end of period (1)	$53.2	$51.0	$52.4
(1)     Included within non-current liabilities in the Consolidated Balance Sheets

Of the total amount of unrecognized tax benefits as of December 31, 2019, 2020 and 2021, $47.4 million, $42.3 million and $37.8 million, respectively, if recognized, would favorably impact our effective tax rate. We do not expect the amount of unrecognized tax benefits disclosed above to change significantly over the next 12 months.

We recognize interest expense and penalties related to income tax matters within “Benefit for income taxes” on our Consolidated Statements of Comprehensive Loss. Accrued interest and penalties as of December 31, 2019, 2020 and 2021 were $2.1 million, $2.4 million and $3.5 million, respectively.

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

We currently file income tax returns in the U.S. and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and foreign tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2018 through 2021 and in the foreign jurisdictions in which we operate for varying periods from 2010 through 2021. In the third quarter of 2021, we had a release of historic tax reserves that resulted in a tax benefit of $13.4 million, due to the lapse of statute of limitations. We currently have income tax examinations open in Texas for tax years 2014 through 2017, Pennsylvania for 2018 and New York City for 2017 through 2019. Additionally, we are currently under tax audit in India for the fiscal year ended March 31, 2020.

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

15. Divestitures

On February 1, 2017, we completed the sale of assets of our Mailgun business for total consideration $40.2 million, which was comprised of an initial cash payment of $20.5 million, a promissory note receivable with principal amount of $20.0 million to be paid in annual installments over four years with a fair value of $14.8 million, and an equity interest in the new entity, Mailgun Technologies with a fair value of $4.9 million. As of December 31, 2018, we no longer had an equity interest in Mailgun Technologies.

In March 2019, we received $18.0 million in cash from Mailgun Technologies as repayment for the promissory note balance of $15.9 million, which included accrued interest of $1.2 million. As such, we recorded a gain of $2.1 million, which is reflected within "Gain on divestiture" in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2019. We did not have any divestitures for the years ended December 31, 2020 or 2021.

16. Acquisitions

Onica

On November 15, 2019, we acquired 100% of Onica, an AWS Partner Network Premier Consulting Partner and AWS Managed Service Provider providing cloud-native consulting and managed services, including strategic advisory, architecture and engineering and application development services. Total consideration to acquire Onica was $323.4 million, net of cash acquired of $7.5 million, for a net purchase price of $315.9 million. Total consideration includes the purchase price adjustment resulting from the difference between net working capital on the date of acquisition compared to the estimated net working capital used to determine the closing consideration (the "Purchase Price Adjustment"). The acquisition was funded through a combination of cash on hand and revolving credit facility borrowings, which were repaid by December 31, 2019. This acquisition allows us to expand our portfolio of managed public cloud and professional services solutions and further enhance our existing partnership with AWS.

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

Pro Forma Results

The following unaudited pro forma summary presents consolidated financial information for the year ended December 31, 2019 as if the Onica acquisition had been completed as of January 1, 2019. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of Onica been consummated as of January 1, 2019:

(In millions)	Year Ended December 31, 2019
Revenue	$2,551.1
Net loss	$(106.3)

Measurement Period Adjustments

During the year ended December 31, 2020, we recorded measurement period adjustments to the preliminary amounts recorded as of November 15, 2019. We recorded a measurement period adjustment of $0.2 million to "Onica acquisition consideration" associated with the Purchase Price Adjustment and a net adjustment of $0.3 million to deferred taxes, for a total net decrease to goodwill of $0.5 million. The Purchase Price Adjustment is included in "Other investing activities" in the Consolidated Statements of Cash Flows. The impact of the adjustments recorded is as follows:

(In millions)	As Previously Determined	Measurement Period Adjustments	Revised
Onica acquisition consideration	$323.6	$(0.2)	$323.4
Liabilities assumed, net of other assets acquired	11.0	(0.3)	10.7

Bright Skies

On November 5, 2020, we acquired 100% of Bright Skies, a cloud-native consulting and managed services provider. The acquisition of Bright Skies was not material to the consolidated financial statements.

17. Derivatives

Interest Rate Swaps

Prior to January 9, 2020, none of our floating-to-fixed interest rate swap agreements were designated as cash flow hedges of interest rate risk for accounting purposes, therefore, all changes in the fair value of the interest rate swap agreements were recorded to "Interest expense" in the Consolidated Statements of Comprehensive Loss. On January 9, 2020, we designated certain of our swaps as cash flow hedges. On the designation date, the cash flow hedges were in a $39.9 million liability position. The cash flow hedges were expected to be highly effective on the designation date and, on a quarterly basis, we performed retrospective and prospective assessments to determine whether the cash flow hedges continued to be highly effective. As long as the cash flow hedges were highly effective, changes in fair value were recorded to "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets and reclassified to "Interest expense" in the period when the underlying transaction affected earnings. The income tax effects of cash flow hedges were released from "Accumulated other comprehensive income (loss)" in the period when the underlying transaction affected earnings. Any stranded income tax effects were released from "Accumulated other comprehensive income (loss)" into "Benefit (provision) for income taxes" under the portfolio approach. As of December 31, 2020, all of our cash flow hedges were highly effective.

During the year ended December 31, 2021, we completed a series of transactions to modify our interest rate swap positions as follows: (i) All the interest rate swaps outstanding as of December 31, 2020, as shown in the table below, with the exception of the agreement that matured on February 3, 2021, were de-designated as cash flow hedges on January 31, 2021, (ii) on February 12, 2021, we entered into a $900.0 million receive-fixed interest rate swap which was designed to offset the terms of the remaining two December 2016 swaps, and (iii) on February 12, 2021, we terminated all December 2018 swaps and entered into a $1.35 billion pay-fixed interest rate swap, effectively blending the liability position of our existing interest rate swap agreements into the new swap and extending the term of our hedged position to February 2026.

The amount remaining in “Accumulated other comprehensive income (loss)" for the de-designated December 2016 and December 2018 swaps at the de-designation date was approximately $51.6 million, and is being amortized as an increase to "Interest expense" over the effective period of the original swap agreements.

The new receive-fixed interest rate swap qualifies as a hybrid instrument in accordance with ASC No. 815, Derivatives and Hedging, consisting of a loan and an embedded derivative for which the fair value option has been elected. This $900.0 million swap will remain undesignated to economically offset the now undesignated December 2016 swaps. This new swap and the December 2016 swaps mature on February 3, 2022. Cash settlements related to this receive-fixed interest rate swap will offset and are classified as operating activities in the Consolidated Statements of Cash Flows. The new pay-fixed interest rate swap also qualifies as a hybrid instrument in accordance with ASC No. 815, Derivatives and Hedging, consisting of a loan and an embedded at-market derivative that was designated as a cash flow hedge. The loan is accounted for at amortized cost over the life of the swap while the embedded at-market derivative is accounted for at fair value. This new $1.35 billion swap is indexed to three-month LIBOR and is being net settled on a quarterly basis with the counterparty for the difference between the fixed rate of 2.3820% and the variable rate based upon three-month LIBOR (subject to a floor of 0.75%) as applied to the notional amount of the swap. In connection with the transactions discussed above, no cash was exchanged between us and the counterparty. The liability of the terminated interest rate swaps as well as the inception value of the receive-fixed interest rate swap was blended into the new pay-fixed interest rate swap. The cash flows related to the portion treated as debt is classified in financing activities in the Consolidated Statements of Cash Flows while the portion treated as an at-market derivative is classified in operating activities.

As of December 31, 2021, the cash flow hedge was highly effective.

The key terms of interest rate swaps outstanding are presented below:

Effective Date	Fixed Rate Paid (Received)	December 31, 2020		December 31, 2021
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2016:
February 3, 2017	1.7625%	$150.0	Active	$—	Matured	February 3, 2021
February 3, 2017	1.9040%	450.0	Active	450.0	Active	February 3, 2022
February 3, 2017	1.9040%	450.0	Active	450.0	Active	February 3, 2022

Entered into December 2018:
February 3, 2019	2.7490%	150.0	Active	—	Terminated	November 3, 2023
February 3, 2020	2.7350%	150.0	Active	—	Terminated	November 3, 2023
February 3, 2021	2.7360%	150.0	Active	—	Terminated	November 3, 2023
February 3, 2022	2.7800%	900.0	Active	—	Terminated	November 3, 2023

Entered into February 2021:
February 3, 2021	(1.9040)%	—	N/A	(900.0)	Active	February 3, 2022
February 9, 2021	2.3820%	—	N/A	1,350.0	Active	February 9, 2026
Total		$2,400.0		$1,350.0

Foreign Currency Hedging Contracts

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

During 2020, we entered into a series of foreign currency contracts to manage our exposure to movements in the British pound sterling, Euro, and Mexican peso. These contracts had three-month terms and settled at various dates throughout the year, which resulted in us making aggregate payments of $5.4 million. As of December 31, 2020, there was no notional amount outstanding related to these contracts.

During the fourth quarter of 2020, we entered into two foreign currency forward contracts. Under the terms of these contracts, we sold a total of £80 million at an average rate of 1.3388 British pound sterling to U.S. dollar and received $107.1 million. These contracts settled on November 30, 2021 and we received a final net payment of $0.4 million.

Fair Values of Derivatives on the Consolidated Balance Sheets

The fair values of our derivatives and their location on the Consolidated Balance Sheets as of December 31, 2020 and 2021 were as follows:

		December 31, 2020		December 31, 2021
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Other current assets (1)	$—	$—	$1.5	$—
Interest rate swaps	Other current liabilities	—	—	—	1.5
Foreign currency contracts	Other current liabilities	—	1.7	—	—
Total		$—	$1.7	$1.5	$1.5

Derivatives designated as hedging instruments	Location
Interest rate swaps	Other non-current assets	—	—	23.6	—
Interest rate swaps	Other current liabilities (2)	—	22.6	—	20.8
Interest rate swaps	Other non-current liabilities (3)	—	64.4	—	56.4
Total		$—	$87.0	$23.6	$77.2
(1)    The entire balance as of December 31, 2021 is comprised of the receive-fixed interest rate swap for which the fair value option has been elected.
(2)    The balance as of December 31, 2021 includes $17.2 million related to the financing component of the pay-fixed interest rate swap.
(3)    The entire balance as of December 31, 2021 is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2020			December 31, 2021
(In millions)	Gross Amounts on Balance Sheet	Effect of Counter-Party Netting	Net Amounts	Gross Amounts on Balance Sheet	Effect of Counter-Party Netting	Net Amounts
Assets
Interest rate swaps	$—	$—	$—	$25.1	$(25.1)	$—

Liabilities
Interest rate swaps	$87.0	$—	$87.0	$78.7	$(25.1)	$53.6
Foreign currency contracts	1.7	—	1.7	—	—	—
Total	$88.7	$—	$88.7	$78.7	$(25.1)	$53.6

Effect of Derivatives on the Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019, 2020 and 2021 was as follows:

		Year Ended December 31,
(In millions)		2019	2020	2021
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest expense	$(51.6)	$(3.2)	$(19.1)
Foreign currency contracts	Other income (expense), net	(1.6)	(3.8)	2.1

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest expense	$—	$(11.0)	$(6.2)

Interest expense was $329.9 million, $268.4 million and $205.1 million for the years ended December 31, 2019, 2020 and 2021, respectively. As of December 31, 2021, the amount of cash flow hedge losses included within "Accumulated other comprehensive income (loss)" that is expected to be reclassified as an increase to "Interest expense" over the next 12 months is approximately $23.0 million. See Note 18, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of December 31, 2021, our interest rate swap agreements with an aggregate fair value of $78.7 million were in a net liability position. However, if we were in default, our master netting arrangements with certain of our interest rate swap counterparties contain provisions which could result in net settlement of all outstanding agreements.

18. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$—	$—	$—
Foreign currency translation adjustments, net of tax benefit of $0.2 million	12.0	—	12.0
Balance at December 31, 2019	$12.0	$—	$12.0
Foreign currency translation adjustments, net of tax expense of $1.1 million	8.8	—	8.8
Unrealized loss on derivative contracts, net of tax benefit of $16.3 million	—	(47.6)	(47.6)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $2.8 million (1)	—	8.2	8.2
Balance at December 31, 2020	$20.8	$(39.4)	$(18.6)
Foreign currency translation adjustments, net of tax benefit of $0.6 million	(3.6)	—	(3.6)
Unrealized gain on derivative contracts, net of tax expense of $3.9 million	—	11.5	11.5
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $6.0 million (2)	—	17.6	17.6
Balance at December 31, 2021	$17.2	$(10.3)	$6.9
(1)    Includes interest expense recognized of $16.8 million, partially offset by amortization of off-market swap value of $5.8 million for the year ended December 31, 2020.
(2)    Includes interest expense recognized of $6.4 million and amortization of off-market swap value and accumulated loss at hedge de-designation of $17.1 million for the year ended December 31, 2021.

19. Related Party Transactions

On November 3, 2016, Rackspace Technology Global entered into management consulting agreements with affiliates of Apollo and Searchlight and on November 15, 2017, in connection with the Datapipe acquisition, Rackspace Technology Global entered into a management consulting agreement with ABRY. Under these agreements, we were required to pay them a quarterly, nonrefundable fee for consulting services in areas such as finance, strategy, investment, and acquisitions based on EBITDA, as defined in the First Lien Credit Agreement. For Apollo and Searchlight, the consulting fee was equal to 1.5% of EBITDA, or a minimum annual consulting fee of $10.0 million. Under the ABRY agreement, the consulting fee was equal to a specified percentage of 1.5% of EBITDA. For the years ended December 31, 2019 and 2020, we recorded $12.9 million and $8.4 million, respectively, of management consulting fees within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss.

In addition, we were required to pay a fee related to acquisitions. In connection with the 2019 acquisition of Onica, we recorded $3.3 million in fees to affiliates of Apollo, Searchlight, and ABRY within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss.

On July 24, 2020, we executed termination letters with each of the parties to the above agreements, whereby all such agreements terminated effective as of the pricing of the IPO on August 4, 2020. Therefore no management consulting or acquisition-related fees were accrued or were payable under any of these agreements for periods subsequent to August 4, 2020.

As part of the IPO, Apollo Global Securities, an affiliate of Apollo, received fees of $2.7 million in connection with their role as an underwriter in the IPO.

Apollo Global Securities also received $0.6 million in connection with their role as an initial purchaser of the 5.375% Senior Notes issued on December 1, 2020, $0.6 million in connection with their role as an initial purchaser of the 3.50% Senior Secured Notes issued on February 9, 2021, and $2.3 million in arranger fees in connection with the entry into the Term Loan Facility on February 9, 2021.

Affiliates of ABRY are also Term Loan Facility lenders under the First Lien Credit Agreement. As of December 31, 2021, the outstanding principal amount of the Term Loan Facility was $2,282.8 million, of which $48.6 million, or 2.1%, is due to ABRY affiliates.

On February 2, 2021, we issued 2,665,935 shares of common stock to DPH 123, LLC, an ABRY affiliate, for no additional consideration pursuant to the Agreement and Plan of Merger, dated as of September 6, 2017, in connection with our November 15, 2017 acquisition of Datapipe.

20. Segment Reporting

We have organized our operations into the following three operating segments, which correspond directly to our reportable segments: Multicloud Services, Apps & Cross Platform, and OpenStack Public Cloud. Our segments are based upon a number of factors, including, the basis for our budgets and forecasts, organizational and management structure and the financial information regularly used by our Chief Operating Decision Maker to make key decisions and to assess performance. We assess financial performance of our segments on the basis of revenue and segment gross profit. For the calculation of segment gross profit, we allocate certain costs, such as data center operating costs, customer support costs, license expense, and depreciation, to our segments generally based on segment revenue.

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of consolidated segment gross profit to consolidated loss before income taxes for the years ended December 31, 2019, 2020 and 2021.

	Year Ended December 31,
(In millions)	2019	2020	2021
Revenue by segment:
Multicloud Services	$1,832.6	$2,141.5	$2,449.1
Apps & Cross Platform	319.2	336.6	377.6
OpenStack Public Cloud	286.3	229.0	182.8
Total consolidated revenue	$2,438.1	$2,707.1	$3,009.5

Segment gross profit:
Multicloud Services	$774.7	$810.2	$793.4
Apps & Cross Platform	118.7	115.5	135.9
OpenStack Public Cloud	146.0	100.3	67.1
Total consolidated segment gross profit	1,039.4	1,026.0	996.4
Less:
Share-based compensation expense	(5.7)	(14.5)	(16.7)
Other compensation expense (1)	(2.8)	(5.9)	(2.7)
Purchase accounting impact on revenue (2)	0.2	—	—
Purchase accounting impact on expense (2)	(9.6)	(5.9)	(4.7)
Restructuring and transformation expenses (3)	(10.3)	(15.3)	(35.5)
Selling, general and administrative expenses	(911.7)	(959.7)	(906.8)
Impairment of goodwill	—	—	(52.4)
Gain on divestiture	2.1	—	—
Gain on sale of land	—	—	19.9
Interest expense	(329.9)	(268.4)	(205.1)
Gain (loss) on investments, net	99.5	0.7	(3.0)
Debt modification costs and extinguishment gain (loss)	9.8	(71.5)	(37.5)
Other income (expense), net	(3.3)	2.5	(1.0)
Total consolidated loss before income tax	$(122.3)	$(312.0)	$(249.1)
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

Geographic Information

The tables below present revenue by geographic region and by country for the years ended December 31, 2019, 2020 and 2021. Revenue amounts are based upon the location of the support function servicing the customer.

	Year Ended December 31,
(In millions)	2019	2020	2021
Americas	$1,787.5	$2,027.8	$2,253.4
EMEA	564.6	585.2	632.9
APJ	86.0	94.1	123.2
Total revenue	$2,438.1	$2,707.1	$3,009.5

	Year Ended December 31,
(In millions)	2019	2020	2021
United States	$1,735.3	$1,948.0	$2,157.0
United Kingdom	564.6	583.6	542.3
Other foreign countries (1)	138.2	175.5	310.2
Total revenue	$2,438.1	$2,707.1	$3,009.5
(1)    No other foreign country had revenue that exceeded 10% of total consolidated revenue for the years ended December 31, 2019, 2020 and 2021.

The table below presents property, equipment and software, net by country, based on the physical location of the assets, as of December 31, 2020 and 2021:

(In millions)	December 31, 2020	December 31, 2021
United States	$684.3	$652.8
United Kingdom	170.9	146.1
Other foreign countries (1)	29.4	27.8
Total property, equipment and software, net	$884.6	$826.7
(1)    No other foreign country had property, equipment and software, net that exceeded 10% of total consolidated property, equipment and software, net as of December 31, 2020 and 2021.

21. Condensed Financial Information of Registrant (Parent Company Only)

RACKSPACE TECHNOLOGY, INC. (Parent Company Only)
CONDENSED BALANCE SHEETS

(In millions, except per share data)	December 31, 2020	December 31, 2021
ASSETS
Investment in subsidiaries of Parent	$1,383.7	$1,327.4
Total assets	$1,383.7	$1,327.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 201.8 and 211.2 shares issued and outstanding, respectively	2.0	2.1
Additional paid-in capital	2,363.6	2,500.0
Accumulated other comprehensive income (loss)	(18.6)	6.9
Accumulated deficit	(963.3)	(1,181.6)
Total stockholders' equity	1,383.7	1,327.4
Total liabilities and stockholders' equity	$1,383.7	$1,327.4

The accompanying note is an integral part of these condensed financial statements.

RACKSPACE TECHNOLOGY, INC. (Parent Company Only)
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions, except per share data)	2019	2020	2021
Equity in net losses in Parent's subsidiaries	$(102.3)	$(245.8)	$(218.3)
Net loss and total comprehensive loss	$(102.3)	$(245.8)	$(218.3)
Net loss per share
Basic and diluted	$(0.62)	$(1.37)	$(1.05)
Weighted average number of shares outstanding:
Basic and diluted	165.3	179.6	208.0

The accompanying note is an integral part of these condensed financial statements.

A condensed statement of cash flows has not been presented as Rackspace Technology did not have any cash as of, or at any point in time during, the years ended December 31, 2019, 2020 and 2021.

NOTE TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT (Parent Company Only)

Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Rackspace Technology, Inc. (“Parent”) (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Parent. The ability of Parent’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ First Lien Credit Agreement and the Indentures, as described in Note 7, “Debt” to the audited consolidated financial statements.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021 that our disclosure controls and procedures were effective such that the information relating to the company, including our consolidated subsidiaries, required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1) Consolidated Financial Statements

The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8 of this Annual Report.

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

4.2	Description of Capital Stock (incorporated by reference from Exhibit 4.2 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2020)
4.3
Indenture, dated as of February 9, 2021, among Rackspace Technology Global, Inc., the subsidiary guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to Rackspace Technology, Inc.'s Form 8-K, filed on February 9, 2021)

10.1
First Lien Credit Agreement, dated as of November 3, 2016, among Inception Parent, Inc., Inception Merger Sub, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.2
Joinder to First Lien Credit Agreement, dated as of November 3, 2016, by Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.) (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.3
Incremental Assumption and Amendment Agreement, dated as of December 20, 2016, among Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), the subsidiary loan parties, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.3 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.4
Incremental Assumption and Amendment Agreement No. 2, dated as of June 21, 2017, among Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), the subsidiary loan parties, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.5
Incremental Assumption and Amendment Agreement No. 3, dated as of November 15, 2017, among Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), the subsidiary loan parties, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.5 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.6
Incremental Assumption Agreement No. 4, dated as of July 20, 2020, among Inception Parent, Inc., Rackspace Technology Global Inc., the subsidiary loan parties, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.7
Incremental Assumption Agreement No. 5, dated as of February 9, 2021, among Rackspace Technology Global, Inc., the subsidiary loan parties, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on February 9, 2021)

10.8
Amended and Restated Investor Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc., Searchlight Capital II, L.P., Searchlight Capital II PV, L.P. and AP VIII Inception Holdings, L.P. (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.9
Amended and Restated Investor Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc., DPH 123, LLC, ACE Investment Holdings, LLC, AP VIII Inception Holdings, L.P. and solely for purposes of Section 4.1 thereof, ABRY Partners VIII, L.P. (incorporated by reference from Exhibit 10.3 to Rackspace Technology Inc.’s Form 8-K filed on August 7, 2020)

10.10
Amendment to Amended and Restated Investor Rights Agreement, dated as of December 7, 2020, between Rackspace Technology, Inc., AP VIII Inception Holdings, L.P. and Searchlight (incorporated by reference from Exhibit 10.9 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2020)

10.11
Amendment to Amended and Restated Investor Rights Agreement, dated as of December 7, 2020, between Rackspace Technology, Inc., AP VIII Inception Holdings, L.P. and ABRY (incorporated by reference from Exhibit 10.10 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2020)

10.12
Registration Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc. and the Holders party thereto (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.13
Agreement and Plan of Merger, dated as of September 6, 2017, among Rackspace Technology, Inc. (f.k.a. Inception Topco, Inc.), Drake Merger Sub I, Inc., Drake Merger Sub II, LLC, Inception Intermediate, Inc., Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), Datapipe Holdings, LLC, Datapipe Parent, Inc. and the key stockholders party thereto (incorporated by reference from Exhibit 10.9 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.14†
Employment Agreement, between Rackspace US, Inc. and Kevin Jones, effective as of March 13, 2019 (incorporated by reference from Exhibit 10.11 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.15†
First Amendment to Employment Agreement, between Rackspace US, Inc. and Kevin Jones, effective April 1, 2021 (incorporated by reference from Exhibit 10.13 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2021)

10.16†
Employment Agreement, between Rackspace US, Inc. and Subroto Mukerji, effective as of July 1, 2019 (incorporated by reference from Exhibit 10.14 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.17†
First Amendment to the Employment Agreement, between Rackspace US, Inc. and Subroto Mukerji, dated as of September 11, 2019 (incorporated by reference from Exhibit 10.15 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.18*†	Second Amendment to the Employment Agreement, between Rackspace US, Inc. and Subroto Mukerji, dated as of August 17, 2020
10.19*†	Third Amendment to the Employment Agreement, between Rackspace US, Inc. and Subroto Mukerji, dated as of September 15, 2021
10.20†	Employment Agreement between the Company and Amar Maletira, dated October 16, 2020 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on October 21, 2020)
10.21†
Employment Agreement, between Rackspace US, Inc. and Holly Windham, effective as of April 17, 2017 (incorporated by reference from Exhibit 10.3 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2021)

10.22†
First Amendment to Employment Agreement, between Rackspace US, Inc. and Holly Windham, effective as of October 1, 2017 (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2021)

10.23†
Second Amendment to Employment Agreement, between Rackspace US, Inc. and Holly Windham, effective April 1, 2021 (incorporated by reference from Exhibit 10.14 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2021)

10.24*†	Third Amendment to Employment Agreement, between Rackspace US, Inc. and Holly Windham, effective February 1, 2022
10.25†	Employment Letter to Martin Blackburn, dated as of October 30, 2019 (incorporated by reference from Exhibit 10.9 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2021)
10.26†
Service Agreement, between Rackspace Limited and Martin Blackburn, effective as of December 1, 2019 (incorporated by reference from Exhibit 10.10 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2021)

10.27†
Form of Non-Qualified Stock Option Agreement between Rackspace Technology, Inc. and each of the named executive officers (other than the Chief Executive Officer) under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.20 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.28†
Form of Non-Qualified Stock Option Agreement between Rackspace Technology, Inc. and the Chief Executive Officer under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.21 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.29†
Form of Service-Based RSU Award Agreement between Rackspace Technology, Inc. and the Chief Executive Officer under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.22 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.30†
Form of Performance-Based RSU Award Agreement between Rackspace Technology, Inc. and the Chief Executive Officer under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.23 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.31†
Form of Non-Qualified Stock Option Agreement between Rackspace Technology, Inc. and certain of the Directors under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.24 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.32†
Form of RSU Award Agreement between Rackspace Technology, Inc. and certain of the Directors under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.25 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.33†
Form of RSA Award Agreement between Rackspace Technology, Inc. and certain of the Directors under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.26 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.34†
Form of Restricted Stock Unit Award Agreement between Rackspace Technology, Inc. and the Company's Chief Executive Officer (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Current Report on Form 8-K filed on August 25, 2021)

10.35†
Form of Performance Stock Unit Agreement between Rackspace Technology, Inc. and the Company's Chief Executive Officer (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Current Report on Form 8-K filed on August 25, 2021)

10.36†
Rackspace Technology, Inc. Equity Incentive Plan, dated as of April 7, 2017 (incorporated by reference from Exhibit 10.27 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.37†	Rackspace Technology, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 4.2 to Rackspace Technology Inc.’s Registration Statement on Form S-8 filed on August 5, 2020)
10.38†	Rackspace Technology, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.3 to Rackspace Technology Inc.’s Registration Statement on Form S-8 filed on August 5, 2020)
10.39†	Rackspace Technology, Inc. Annual Cash Incentive Plan (incorporated by reference from Exhibit 10.8 to Rackspace Technology Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2020)
10.40†
Rackspace Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference from Exhibit 10.31 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.41†	Rackspace Technology, Inc. Executive Change in Control Severance Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on March 18, 2021)
10.42†	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.32 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)
21.1*	Subsidiaries of the registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RACKSPACE TECHNOLOGY, INC.

Date:	March 1, 2022	By:	/s/ Amar Maletira
Amar Maletira
President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Jones	Chief Executive Officer; Director	March 1, 2022
Kevin Jones	(Principal Executive Officer)

/s/ Amar Maletira	President and Chief Financial Officer	March 1, 2022
Amar Maletira	(Principal Financial Officer)

/s/ Mark Marino	Chief Accounting Officer	March 1, 2022
Mark Marino	(Principal Accounting Officer)

/s/ Susan Arthur	Director	March 1, 2022
Susan Arthur

/s/ Jeffrey Benjamin	Director	March 1, 2022
Jeffrey Benjamin

/s/ Timothy Campos	Director	March 1, 2022
Timothy Campos

/s/ Dhiren Fonseca	Director	March 1, 2022
Dhiren Fonseca

/s/ Mitch Garber	Director	March 1, 2022
Mitch Garber

/s/ Shashank Samant	Director	March 1, 2022
Shashank Samant

/s/ David Sambur	Director	March 1, 2022
David Sambur

/s/ Aaron Sobel	Director	March 1, 2022
Aaron Sobel