Form 10-Q
period 2022-03-31
Rackspace Technology, Inc.
filed 2022-05-10
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

On May 5, 2022, 210,859,524 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (this "Quarterly Report") contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the effects of the COVID-19 pandemic on our results of operations and business, and the risks and uncertainties disclosed or referenced under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

“Rackspace,” “Rackspace Technology,” “Fanatical,” “Rackspace Fabric,” "Rackspace Data Freedom," "Rackspace Services for VMware CloudTM" and "My Rackspace" are registered or unregistered trademarks of Rackspace US, Inc. in the United States and/or other countries. OpenStack® is a registered trademark of OpenStack, LLC and OpenStack Foundation in the United States. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. Other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2021	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$272.8	$269.1
Accounts receivable, net of allowance for doubtful accounts and accrued customer credits of $18.4 and $16.9, respectively	554.3	576.1
Prepaid expenses	110.0	103.9
Other current assets	52.4	57.0
Total current assets	989.5	1,006.1

Property, equipment and software, net	826.7	794.7
Goodwill, net	2,706.8	2,708.6
Intangible assets, net	1,466.5	1,423.6
Operating right-of-use assets	161.8	153.6
Other non-current assets	177.4	224.2
Total assets	$6,328.7	$6,310.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$369.5	$390.2
Accrued compensation and benefits	104.5	70.7
Deferred revenue	98.6	111.0
Debt	23.0	23.0
Accrued interest	27.6	27.7
Operating lease liabilities	60.4	57.2
Finance lease liabilities	64.6	66.0
Financing obligations	48.0	40.1
Other current liabilities	41.2	31.6
Total current liabilities	837.4	817.5

Non-current liabilities:
Debt	3,310.9	3,307.0
Operating lease liabilities	114.8	106.4
Finance lease liabilities	345.1	332.1
Financing obligations	62.9	63.1
Deferred income taxes	205.8	222.9
Other non-current liabilities	124.4	117.5
Total liabilities	5,001.3	4,966.5

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 211.2 and 212.8 shares issued; 211.2 and 212.4 shares outstanding, respectively	2.1	2.1
Additional paid-in capital	2,500.0	2,517.5
Accumulated other comprehensive income	6.9	48.9
Accumulated deficit	(1,181.6)	(1,220.1)
Treasury stock, at cost; zero and 0.4 shares held, respectively	—	(4.1)
Total stockholders' equity	1,327.4	1,344.3
Total liabilities and stockholders' equity	$6,328.7	$6,310.8

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2021	2022
Revenue	$725.9	$775.5
Cost of revenue	(490.6)	(549.5)
Gross profit	235.3	226.0
Selling, general and administrative expenses	(231.0)	(205.1)
Gain on sale of land	19.9	—
Income from operations	24.2	20.9
Other income (expense):
Interest expense	(52.6)	(50.1)
Loss on investments, net	(3.7)	(0.1)
Debt modification and extinguishment costs	(37.0)	—
Other expense, net	(1.8)	(3.6)
Total other income (expense)	(95.1)	(53.8)
Loss before income taxes	(70.9)	(32.9)
Benefit (provision) for income taxes	6.9	(5.6)
Net loss	$(64.0)	$(38.5)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$3.0	$(4.6)
Unrealized gain on derivative contracts	9.4	42.3
Amount reclassified from accumulated other comprehensive income (loss) to earnings	4.0	4.3
Other comprehensive income (loss)	16.4	42.0
Comprehensive income (loss)	$(47.6)	$3.5

Net loss per share:
Basic and diluted	$(0.31)	$(0.18)
Weighted average number of shares outstanding:
Basic and diluted	204.6	211.4

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2022
Cash Flows From Operating Activities
Net loss	$(64.0)	$(38.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	108.5	101.6
Amortization of operating right-of-use assets	15.9	14.3
Deferred income taxes	(11.1)	0.9
Share-based compensation expense	17.2	17.0
Gain on sale of land	(19.9)	—
Debt modification and extinguishment costs	37.0	—
Unrealized loss on derivative contracts	5.2	4.6
Loss on investments, net	3.7	0.1
Provision for bad debts and accrued customer credits	(2.7)	(0.2)
Amortization of debt issuance costs and debt discount	2.7	2.0
Other operating activities	(0.4)	—
Changes in operating assets and liabilities:
Accounts receivable	(2.6)	(19.8)
Prepaid expenses and other current assets	24.7	7.4
Accounts payable, accrued expenses, and other current liabilities	(7.8)	(19.0)
Deferred revenue	11.5	7.6
Operating lease liabilities	(16.1)	(17.7)
Other non-current assets and liabilities	1.4	4.2
Net cash provided by operating activities	103.2	64.5
Cash Flows From Investing Activities
Purchases of property, equipment and software	(36.9)	(19.2)
Acquisitions, net of cash acquired	—	(7.7)
Proceeds from sale of land	31.3	—
Other investing activities	1.3	1.0
Net cash used in investing activities	(4.3)	(25.9)
Cash Flows From Financing Activities
Proceeds from employee stock plans	21.7	0.5
Shares of common stock repurchased	—	(4.1)
Proceeds from borrowings under long-term debt arrangements	2,838.5	—
Payments on long-term debt	(2,810.6)	(5.8)
Payments for debt issuance costs	(32.3)	—
Payments on financing component of interest rate swap	—	(4.3)
Principal payments of finance lease liabilities	(10.5)	(15.9)
Principal payments of financing obligations	(11.3)	(11.2)
Net cash used in financing activities	(4.5)	(40.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.7)	(1.6)
Increase (decrease) in cash, cash equivalents, and restricted cash	93.7	(3.8)
Cash, cash equivalents, and restricted cash at beginning of period	108.1	275.4
Cash, cash equivalents, and restricted cash at end of period	$201.8	$271.6

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$45.1	$40.8
Cash payments for income taxes, net of refunds	$3.9	$5.4

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$13.9	$6.5
Acquisition of property, equipment and software by financing obligations	—	3.7
Increase in property, equipment and software accrued in liabilities	8.1	1.5
Non-cash purchases of property, equipment and software	$22.0	$11.7

Debt issuance costs included in accrued liabilities	$2.1	$—
Other non-cash investing and financing activities	$0.2	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
(In millions)	2021	2022
Cash and cash equivalents	$198.4	$269.1
Restricted cash included in other non-current assets	3.4	2.5
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$201.8	$271.6

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	201.8	$2.0	$2,363.6	$(18.6)	$(963.3)	—	$—	$1,383.7
Issuance of common stock	2.7	—	—	—	—	—	—	—
Exercise of stock options and release of stock awards	2.5	0.1	21.8	—	—	—	—	21.9
Share-based compensation expense	—	—	17.2	—	—	—	—	17.2
Net loss	—	—	—	—	(64.0)	—	—	(64.0)
Other comprehensive income	—	—	—	16.4	—	—	—	16.4
Balance at March 31, 2021	207.0	$2.1	$2,402.6	$(2.2)	$(1,027.3)	—	$—	$1,375.2

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	211.2	$2.1	$2,500.0	$6.9	$(1,181.6)	—	$—	$1,327.4
Exercise of stock options and release of stock awards	1.6	—	0.5	—	—	—	—	0.5
Share-based compensation expense	—	—	17.0	—	—	—	—	17.0
Net loss	—	—	—	—	(38.5)	—	—	(38.5)
Other comprehensive income	—	—	—	42.0	—	—	—	42.0
Repurchase of common stock	—	—	—	—	—	0.4	(4.1)	(4.1)
Balance at March 31, 2022	212.8	$2.1	$2,517.5	$48.9	$(1,220.1)	0.4	$(4.1)	$1,344.3

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

On January 18, 2022, we acquired 100% of Just Analytics Pte. Ltd. ("Just Analytics"), a leading provider of cloud-based data, analytics, and artificial intelligence services based in the Asia, Pacific and Japan region. The acquisition was completed for $7.7 million in cash consideration, net of cash acquired, together with future deferred payments that are considered post-combination compensation costs and will be recognized over the next three years. The acquisition of Just Analytics was not material to the unaudited consolidated financial statements.

The unaudited consolidated financial statements include the accounts of Rackspace Technology, Inc. and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2021 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the Securities and Exchange Commission ("SEC") disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report"). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2022, and our results of operations, cash flows and stockholders' equity for the three months ended March 31, 2021 and 2022.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022, or for any other interim period, or for any other future year.

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

Impact of COVID-19

The effects of COVID-19 (and any variations thereof) continue to evolve, and the full impact and duration of the virus are unknown. Currently, COVID-19 has not had a significant impact on our operations or financial performance; however, there are remaining uncertainties as a result of COVID-19, particularly the possibility of new variant strain(s) of the virus, the potential resurgence in the spread of the virus and the pace of economic recovery, which continue to impact the estimates and assumptions needed to prepare our consolidated financial statements and footnotes.

Russia and Ukraine Conflict

Political and economic uncertainty surrounding the Russian conflict in Ukraine could have a material adverse effect on our business. Currently, the conflict has not had a significant impact on our operations or financial performance. However, our overall performance depends in part on worldwide economic and geopolitical conditions. We are monitoring the situation and the potential for the conflict to spread to other countries which could adversely impact our customers and operations, and we may take actions that modify our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.

Significant Accounting Policies and Estimates

Our Annual Report includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three months ended March 31, 2022.

Recent Accounting Pronouncements

Recently Adopted

Business Combinations

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (ASC 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification No. 606, Revenue from Contracts with Customers ("ASC 606"). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. This standard allows the company a practical expedient to remove the requirement to measure and recognize such contracts in accordance with ASC 606. The guidance is applied prospectively upon adoption. We early adopted this guidance on January 1, 2022 and applied the practical expedient to our accounting for the acquisition of Just Analytics. The adoption of the guidance did not have a material impact on our consolidated financial statements.

Not Yet Adopted

Reference Rate Reform

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. U.S. dollar LIBOR may be replaced by the Secured Overnight Financing Rate or other benchmark rates over the next several years. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting containing practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be applied from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. In January 2021, the FASB issued an update that provides supplemental guidance and clarification of the reference rate reform. We have elected to apply certain practical expedients in the past. We continue to evaluate the impact of the guidance and may apply other elections prior to December 31, 2022, as applicable, as additional changes in the market occur. Currently, borrowings under our Senior Facilities use LIBOR as a benchmark for establishing the applicable interest rate, but the First Lien Credit Agreement includes provisions relating to the future discontinuance of LIBOR and sets forth mechanics for establishing the replacement of LIBOR with an alternative benchmark rate.

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Consolidated Balance Sheets Account	December 31, 2021	March 31, 2022
Accounts receivable, net	Accounts receivable, net (1)	$554.3	$576.1
Current portion of contract assets	Other current assets	$15.2	$15.0
Non-current portion of contract assets	Other non-current assets	$13.1	$10.5
Current portion of deferred revenue	Deferred revenue	$98.6	$111.0
Non-current portion of deferred revenue	Other non-current liabilities	$13.6	$8.6

(1)    Allowance for doubtful accounts and accrued customer credits was $18.4 million and $16.9 million as of December 31, 2021 and March 31, 2022, respectively.

Amounts recognized in revenue for the three months ended March 31, 2021 and 2022, which were included in deferred revenue as of the beginning of each period, totaled $34.6 million and $32.6 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2021 and March 31, 2022, the balances of capitalized costs to obtain a contract were $58.0 million and $58.6 million, respectively, and the balances of capitalized costs to fulfill a contract were $23.5 million and $22.0 million, respectively. These capitalized costs are included in “Other non-current assets” on the Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended March 31,
(In millions)	2021	2022
Amortization of capitalized sales commissions	$10.8	$11.2
Amortization of capitalized implementation costs	$4.4	$4.4

Remaining Performance Obligations

As of March 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was $673.9 million, of which 57% is expected to be recognized as revenue during the remainder of 2022 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. Our other revenue arrangements are usage-based, and as such, we recognize revenue based on the right to invoice for the services performed.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(In millions, except per share data)	2021	2022
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(64.0)	$(38.5)
Weighted average shares outstanding:
Common stock	204.6	211.4
Number of shares used in per share computations	204.6	211.4
Net loss per share	$(0.31)	$(0.18)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Since we were in a net loss position for both periods presented, basic net loss per share is the same as diluted net loss per share for both periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 21.7 million and 24.8 million potential common shares from the computation of dilutive loss per share for the three months ended March 31, 2021 and 2022, respectively.

4. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2021	March 31, 2022
Computers and equipment	$1,206.5	$1,196.1
Software	465.6	462.2
Furniture and fixtures	21.9	21.0
Buildings and leasehold improvements	512.9	509.5
Land	21.2	21.2
Property, equipment and software, at cost	2,228.1	2,210.0
Less: Accumulated depreciation	(1,413.4)	(1,427.2)
Work in process	12.0	11.9
Property, equipment and software, net	$826.7	$794.7

On January 15, 2021, we completed the sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers. The net book value of the land prior to the sale was $11.4 million and we received cash proceeds of $32.2 million, less brokerage and professional fees of $0.9 million, resulting in net cash proceeds of $31.3 million. Therefore, we recorded a gain on sale of land of $19.9 million to "Gain on sale of land" in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021.

5. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment:

(In millions)	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total Consolidated
Balance as of December 31, 2021	$2,384.3	$322.5	$—	$2,706.8
Just Analytics acquisition	—	5.9	—	5.9
Foreign currency translation	(4.0)	(0.1)	—	(4.1)
Balance as of March 31, 2022	$2,380.3	$328.3	$—	$2,708.6

Gross goodwill	$2,675.3	$328.3	$52.4	$3,056.0
Less: Accumulated impairment charges	(295.0)	—	(52.4)	(347.4)
Goodwill, net as of March 31, 2022	$2,380.3	$328.3	$—	$2,708.6

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2021			March 31, 2022
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,983.0	$(784.1)	$1,198.9	$1,981.4	$(823.6)	$1,157.8
Property tax abatement	16.0	(9.2)	6.8	16.0	(9.6)	6.4
Other	28.2	(17.4)	10.8	28.2	(18.8)	9.4
Total definite-lived intangible assets	2,027.2	(810.7)	1,216.5	2,025.6	(852.0)	1,173.6
Trade name (indefinite-lived)	250.0	—	250.0	250.0	—	250.0
Total intangible assets other than goodwill	$2,277.2	$(810.7)	$1,466.5	$2,275.6	$(852.0)	$1,423.6

6. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2021		March 31, 2022
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
Term Loan Facility	February 15, 2028	3.50%	$2,282.8	3.50%	$2,277.0
Revolving Credit Facility	August 7, 2025	—%	—	—%	—
3.50% Senior Secured Notes	February 15, 2028	3.50%	550.0	3.50%	550.0
5.375% Senior Notes	December 1, 2028	5.375%	550.0	5.375%	550.0
Less: unamortized debt issuance costs			(36.3)		(34.9)
Less: unamortized debt discount			(12.6)		(12.1)
Total debt			3,333.9		3,330.0
Less: current portion of debt			(23.0)		(23.0)
Debt, excluding current portion			$3,310.9		$3,307.0
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

As of March 31, 2022, the interest rate on the Term Loan Facility was 3.50%. We are required to make quarterly principal payments of $5.8 million, which began on June 30, 2021. See Note 12, "Derivatives," for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

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

The fair value of the Term Loan Facility as of March 31, 2022 was $2,234.3 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of March 31, 2022, we were in compliance with all covenants under the Senior Facilities.

The Revolving Credit Facility matures on August 7, 2025. As of March 31, 2022, we had total commitments of $375.0 million and no outstanding borrowings under the Revolving Credit Facility or letters of credit issued thereunder.

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

Rackspace Technology Global is the issuer of the 3.50% Senior Secured Notes, and obligations under the 3.50% Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by all of Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries (as subsidiary guarantors) that guarantee the Senior Facilities. The 3.50% Senior Secured Notes and the related guarantees are secured by first-priority security interests in substantially all material owned assets of Rackspace Technology Global and the subsidiary guarantors, including the equity interest held by each, subject to certain exceptions, which assets also secure the Senior Facilities. The indenture governing the 3.50% Senior Secured Notes (the "3.50% Notes Indenture") describes certain terms and conditions under which other current and future domestic subsidiaries are required to become guarantors of the 3.50% Senior Secured Notes.

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

As of March 31, 2022, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of March 31, 2022 was $492.3 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

Rackspace Technology Global is the issuer of the 5.375% Senior Notes, and obligations under the 5.375% Senior Notes are guaranteed on a senior unsecured basis by all of Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries (as subsidiary guarantors) that guarantee the Senior Facilities. The 5.375% Senior Notes are effectively junior to the indebtedness under the Senior Facilities and the 3.50% Senior Secured Notes, to the extent of the collateral securing the Senior Facilities and the 3.50% Senior Secured Notes. The indenture governing the 5.375% Senior Notes (the "5.375% Notes Indenture") describes certain terms and conditions under which other current and future domestic subsidiaries are required to become guarantors of the 5.375% Senior Notes.

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

As of March 31, 2022, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of March 31, 2022 was $475.8 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

February 2021 Refinancing Transaction

The February 2021 Refinancing Transaction represented an extinguishment and modification of debt. We derecognized $2,795.6 million of the Prior Term Loan Facility and wrote off $9.4 million in unamortized debt issuance costs and debt discount associated with the portion of the Prior Term Loan Facility that was deemed extinguished. We recognized $2,300.0 million borrowed under the Term Loan Facility and $41.0 million of associated debt issuance costs and debt discount, including amounts allocated from the Prior Term Loan Facility, both classified as a direct deduction from the carrying value of non-current debt on our Consolidated Balance Sheets. We recognized $550.0 million aggregate principal amount of the 3.50% Senior Secured Notes due 2028 and $6.8 million of associated debt issuance costs, including amounts allocated from the Prior Term Loan Facility. The February 2021 Refinancing Transaction resulted in expense of $37.0 million recorded within "Debt modification and extinguishment costs" in our Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021. The expense was comprised of the write-off of unamortized debt issuance costs and debt discount associated with the portion of the Prior Term Loan Facility that was deemed extinguished, as well as $27.6 million in third party fees associated with the modification.

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

8. July 2021 Restructuring Plan

On July 21, 2021, we committed to an internal restructuring plan (the "July 2021 Restructuring Plan") to drive a change in the type and location of certain positions that was expected to result in the termination of approximately 10% of our workforce. Substantially all of the employees impacted by the reduction in workforce were notified of the reduction on July 22, 2021 and had exited the company as of March 31, 2022.

During the three months ended March 31, 2022, we did not incur any material exit and disposal costs under Accounting Standards Codification ("ASC") No. 420, Exit or Disposal Cost Obligations (“ASC 420”).

Liability activity for previously accrued restructuring costs that are expected to be settled in cash are presented in the table below.

(In millions)	Employee Related	Other	Total
Liability as of December 31, 2021	$7.1	$0.6	$7.7
Charges	—	—	—
Cash payments	(3.9)	—	(3.9)
Liability as of March 31, 2022	$3.2	$0.6	$3.8
Total cumulative costs incurred as of March 31, 2022	$13.8	$6.0	$19.8

The liability for employee related costs primarily consists of one-time termination benefits and was recorded in "Accrued compensation and benefits" in the Consolidated Balance Sheets as of March 31, 2022. The liability for other costs represents a contract termination cost and was recorded in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets as of March 31, 2022.

We do not expect to incur any additional future ASC 420 exit and disposal costs related to the July 2021 Restructuring Plan.

9. Share Repurchase Program

On March 3, 2022, our board of directors authorized a program to repurchase up to $75.0 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable security laws. The program expires on September 30, 2023 and can be discontinued at any time. During the three months ended March 31, 2022, we repurchased $4.1 million, or 0.4 million shares, of our common stock on the open market under this program. Shares purchased pursuant to the program are recorded as treasury stock at cost in the Consolidated Balance Sheets. As of March 31, 2022, approximately $70.9 million of the amount authorized by the board under the current program remained available for additional purchases.

10. Share-Based Compensation

During the three months ended March 31, 2022, we granted 7.8 million restricted stock units ("RSUs") under the Rackspace Technology, Inc. 2020 Equity Incentive Plan with a weighted-average grant date fair value of $11.04. The majority of the RSUs were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service.

In addition, during the three months ended March 31, 2022, we granted 1.2 million performance stock units ("PSUs") under the Rackspace Technology, Inc. 2020 Equity Incentive Plan with a weighted-average grant date fair value of $11.70. These PSUs represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on Rackspace’s Total Shareholder Return (“TSR”) relative to the TSR of a comparator group of IT and Cloud Services Companies. The awards are eligible to vest in equal annual installments over three years based on the attainment of the market condition and the employee’s continued service through the end of the applicable measurement period and were valued using a Monte Carlo simulation.

Share-based compensation expense recognized was as follows:

	Three Months Ended March 31,
(In millions)	2021	2022
Cost of revenue	$4.9	$2.8
Selling, general and administrative expenses	12.3	14.2
Pre-tax share-based compensation expense	17.2	17.0
Less: Income tax benefit	(3.6)	(3.6)
Total share-based compensation expense, net of tax	$13.6	$13.4

As of March 31, 2022, there was $182.2 million of total unrecognized compensation cost related to stock options, RSUs, PSUs, and the ESPP, which will be recognized using the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

11. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three months ended March 31, 2022, our effective tax rate is lower than the U.S. federal statutory rate of 21% due to the net impact of the geographic distribution of our earnings, the application of the global intangible low-taxed income (“GILTI”) provisions that were implemented with the Tax Cuts and Jobs Act (the “Act”) that was passed on December 22, 2017, tax effects from share-based compensation and executive compensation that is nondeductible under Internal Revenue Code ("IRC") Section 162(m).

12. Derivatives

We utilize derivative instruments, including interest rate swap agreements, to manage our exposure to interest rate risk. We only hold such instruments for economic hedging purposes, not for speculative or trading purposes. Our derivative instruments are transacted only with highly-rated institutions, which reduces our exposure to credit risk in the event of nonperformance.

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

During the year ended December 31, 2021, we completed a series of transactions to modify our interest rate swap positions as follows: (i) All the interest rate swaps outstanding as of December 31, 2020, with the exception of the agreement that matured on February 3, 2021, were de-designated as cash flow hedges on January 31, 2021, (ii) on February 12, 2021, we entered into a $900.0 million receive-fixed interest rate swap which was designed to offset the terms of the remaining two December 2016 swaps, and (iii) on February 12, 2021, we terminated all December 2018 swaps and entered into a $1.35 billion pay-fixed interest rate swap, effectively blending the liability position of our existing interest rate swap agreements into the new swap and extending the term of our hedged position to February 2026.

The amount remaining in “Accumulated other comprehensive income (loss)" for the de-designated December 2016 and December 2018 swaps at the de-designation date was approximately $51.6 million, and will be amortized as an increase to "Interest expense" over the effective period of the original swap agreements.

The new receive-fixed interest rate swap qualifies as a hybrid instrument in accordance with ASC No. 815, Derivatives and Hedging, consisting of a loan and an embedded derivative for which the fair value option has been elected. This $900.0 million swap will remain undesignated to economically offset the now undesignated December 2016 swaps. This new swap and the December 2016 swaps matured on February 3, 2022. Cash settlements related to this receive-fixed interest rate swap will offset and are classified as operating activities in the Consolidated Statements of Cash Flows.

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

As of December 31, 2021 and March 31, 2022, the cash flow hedge was highly effective.

The key terms of interest rate swaps are presented below:

Effective Date	Fixed Rate Paid (Received)	December 31, 2021		March 31, 2022
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2016:
February 3, 2017	1.9040%	$450.0	Active	$—	Matured	February 3, 2022
February 3, 2017	1.9040%	450.0	Active	—	Matured	February 3, 2022

Entered into December 2018:
February 3, 2019	2.7490%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2020	2.7350%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2021	2.7360%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2022	2.7800%	—	Terminated	—	Terminated	November 3, 2023

Entered into February 2021:
February 3, 2021	(1.9040)%	(900.0)	Active	—	Matured	February 3, 2022
February 9, 2021	2.3820%	1,350.0	Active	1,350.0	Active	February 9, 2026
Total		$1,350.0		$1,350.0

Our interest rate swap agreements, excluding the portion treated as debt, are recognized at fair value in the Consolidated Balance Sheets and are valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.

Fair Values of Derivatives on the Consolidated Balance Sheets

The fair values of our derivatives and their location on the Consolidated Balance Sheets as of December 31, 2021 and March 31, 2022 were as follows:

		December 31, 2021		March 31, 2022
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Other current assets (1)	$1.5	$—	$—	$—
Interest rate swaps	Other current liabilities	—	1.5	—	—
Total		$1.5	$1.5	$—	$—

Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$—	$—	$7.4	$—
Interest rate swaps	Other non-current assets	23.6	—	70.7	—
Interest rate swaps	Other current liabilities (2)	—	20.8	—	17.3
Interest rate swaps	Other non-current liabilities (3)	—	56.4	—	52.1
Total		$23.6	$77.2	$78.1	$69.4
(1)    The entire balance as of December 31, 2021 is comprised of the receive-fixed interest rate swap for which the fair value option has been elected.
(2)    The balance as of December 31, 2021 and March 31, 2022 includes $17.2 million and $17.3 million, respectively, related to the financing component of the pay-fixed interest rate swap.
(3)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2021			March 31, 2022
(In millions)	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$25.1	$(25.1)	$—	$78.1	$(69.4)	$8.7

Liabilities
Interest rate swaps	$78.7	$(25.1)	$53.6	$69.4	$(69.4)	$—

Effect of Derivatives on the Consolidated Statements of Comprehensive Income (Loss)

The effect of our derivatives and their location on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2022 was as follows:

		Three Months Ended March 31,
(In millions)		2021	2022
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest expense	$(4.6)	$(4.6)
Foreign currency contracts (1)	Other expense, net	$(1.3)	$—

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest expense	$(2.3)	$(1.3)
(1)    Relates to two foreign currency forward contracts settled on November 30, 2021. As of December 31, 2021 and March 31, 2022, we do not have any outstanding foreign currency hedging contracts.

Interest expense was $52.6 million and $50.1 million for the three months ended March 31, 2021 and 2022, respectively. As of March 31, 2022, the amount of cash flow hedge losses included within "Accumulated other comprehensive income (loss)" that is expected to be reclassified as an increase to "Interest expense" over the next 12 months is approximately $7.9 million. See Note 13, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of March 31, 2022, our outstanding interest rate swap agreement was in a net asset position.

13. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$20.8	$(39.4)	$(18.6)
Foreign currency translation adjustments, net of tax expense of $0.1	3.0	—	3.0
Unrealized gain on derivative contracts, net of tax expense of $3.2	—	9.4	9.4
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.4(1)	—	4.0	4.0
Balance at March 31, 2021	$23.8	$(26.0)	$(2.2)
(1)     Includes interest expense recognized of $2.8 million and amortization of off-market swap value and accumulated loss at hedge de-designation of $2.6 million for the three months ended March 31, 2021.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain (Loss) on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2021	$17.2	$(10.3)	$6.9
Foreign currency translation adjustments, net of tax benefit of $0.7	(4.6)	—	(4.6)
Unrealized gain on derivative contracts, net of tax expense of $14.6	—	42.3	42.3
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.5 (1)	—	4.3	4.3
Balance at March 31, 2022	$12.6	$36.3	$48.9
(1)     Includes interest expense recognized of $1.2 million and amortization of off-market swap value and accumulated loss at hedge de-designation of $4.6 million for the three months ended March 31, 2022.

14. Related Party Transactions

Affiliates of ABRY Partners, LLC and ABRY Partners II, LLC (collectively, “ABRY”), are Term Loan Facility lenders under the First Lien Credit Agreement. As of March 31, 2022, the outstanding principal amount of the Term Loan Facility was $2,277.0 million, of which $54.5 million, or 2.4%, is due to ABRY affiliates. Investment funds affiliated with ABRY are also co-investors in Rackspace Technology.

Apollo Global Securities, LLC, an affiliate of Apollo, received $0.6 million in connection with their role as an initial purchaser of the 3.50% Senior Secured Notes issued on February 9, 2021 and $2.3 million in arranger fees in connection with the entry into the Term Loan Facility on February 9, 2021.

On February 2, 2021, we issued 2,665,935 shares of common stock to DPH 123, LLC, an ABRY affiliate, for no additional consideration pursuant to the Agreement and Plan of Merger, dated as of September 6, 2017, in connection with our November 15, 2017 acquisition of Datapipe Parent, Inc.

15. Segment Reporting

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

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of consolidated segment gross profit to consolidated loss before income taxes for the three months ended March 31, 2021 and 2022.

	Three Months Ended March 31,
(In millions)	2021	2022
Revenue by segment:
Multicloud Services	$579.6	$640.1
Apps & Cross Platform	97.3	94.8
OpenStack Public Cloud	49.0	40.6
Total consolidated revenue	$725.9	$775.5

Segment gross profit:
Multicloud Services	$196.4	$188.2
Apps & Cross Platform	34.9	34.5
OpenStack Public Cloud	18.6	12.9
Total consolidated segment gross profit	249.9	235.6
Less:
Share-based compensation expense	(4.9)	(2.8)
Other compensation expense (1)	(1.3)	(0.8)
Purchase accounting impact on expense (2)	(1.2)	(0.7)
Restructuring and transformation expenses (3)	(7.2)	(5.3)
Selling, general and administrative expenses	(231.0)	(205.1)
Gain on sale of land	19.9	—
Interest expense	(52.6)	(50.1)
Loss on investments, net	(3.7)	(0.1)
Debt modification and extinguishment costs	(37.0)	—
Other expense, net	(1.8)	(3.6)
Total consolidated loss before income taxes	$(70.9)	$(32.9)

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report") and with the audited consolidated financial statements and the related notes included in our Annual Report. References to “Rackspace Technology,” “we,” “our company,” “the company,” “us,” or “our” refer to Rackspace Technology, Inc. and its consolidated subsidiaries.

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

We operate our business and report our results through three reportable segments: (1) Multicloud Services, (2) Apps & Cross Platform and (3) OpenStack Public Cloud. Our Multicloud Services segment includes our multicloud services offerings, as well as professional services related to designing and building multicloud solutions and cloud-native applications. Our Apps & Cross Platform segment includes managed applications, managed security and data services, as well as professional services related to designing and implementing application, security and data services. In early 2017, we determined that our OpenStack Public Cloud offering was not core to our go-forward operations and we ceased to incentivize our sales team to promote and sell the product by the end of that year. We continue to serve our existing OpenStack Public Cloud customer base while we focus our growth strategy and investments on our Multicloud Services and Apps & Cross Platform offerings. See Item 1 of Part I, Financial Statements - Note 15, "Segment Reporting," for additional information about our segments. We refer to certain supplementary “Core” financial measures, which reflect the results or otherwise pertain to the performance of our Multicloud Services and Apps & Cross Platform segments, in the aggregate. Our Core financial measures exclude the results and performance of our OpenStack Public Cloud segment.

On July 21, 2021, we committed to an internal restructuring plan (the "July 2021 Restructuring Plan"), to drive a change in the type and location of certain positions that was expected to result in the termination of approximately 10% of our workforce. We recorded total charges of $3.2 million for the three months ended March 31, 2022 related to this restructuring plan which are not accounted for as exit and disposal costs under ASC 420, consisting primarily of one-time offshore build out costs. We expect to incur additional expenses of approximately $3 million throughout the remainder of 2022. We expect to realize approximately $95 to $100 million in gross annual savings compared to expense levels prior to the commencement of the plan.

Company Evaluating Strategic Alternatives

On May 10, 2022, we announced that following a recently completed in-depth strategic review and evaluation of various strategic options for our businesses, and also based on inbound interest for one of our product lines, we had concluded that a sum of the parts valuation of Rackspace Technology could be greater than our current enterprise value. This is in part driven by the attractive growth profile of Public Cloud. Accordingly, we are evaluating strategic alternatives and other options. We intend to provide further information as appropriate in light of developments. There can be no assurance that this evaluation will lead to any particular outcome or a change in our business as currently conducted.

Impact of COVID-19

The effects of COVID-19 and its variants continue to evolve, and the full impact and duration of the virus are unknown. Managing COVID-19 continues to severely impact healthcare systems and businesses worldwide. The effects of COVID-19 and its variants and the response to the virus have negatively impacted overall economic conditions. To date, COVID-19 and its variants have not adversely affected our results of operations or financial condition in any material respect. However, there are remaining uncertainties as a result of COVID-19, particularly the possibility of new variant strain(s) of the virus, the potential resurgence in the spread of the virus and the pace of economic recovery. The full extent to which COVID-19 and its variants may impact our financial condition or results of operations over the medium to long term, therefore, remains uncertain. Due to our recurring revenue business model, the effect of COVID-19 and its variants may not be fully reflected in our results of operations until future periods, if at all. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.

Russia and Ukraine Conflict

Political and economic uncertainty surrounding the Russian conflict in Ukraine could have a material adverse effect on our business. Currently, the conflict has not had a significant impact on our operations or financial performance. However, our overall performance depends in part on worldwide economic and geopolitical conditions. We are monitoring the situation and the potential for the conflict to spread to other countries which could adversely impact our customers and operations, and we may take actions that modify our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.

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

Differentiating Our Service Offerings in a Competitive Market Environment

Our success depends to a significant extent on our ability to differentiate, expand and upgrade our service offerings in line with developing customer needs, while deepening our relationships with leading public cloud service providers and establishing new relationships, including with sales partners. We are a certified premier consulting and managed services partner to some of the largest cloud computing platforms, including Amazon Web Services ("AWS"), Microsoft Azure, Google Cloud, Oracle, SAP and VMware. We believe we are unique in our ability to serve customers across major technology stacks and deployment options, all while delivering a Fanatical Customer Experience. Our existing and prospective customers are also under increasing pressure to move from on-premise or self-managed IT to the cloud to compete effectively in a digital economy and maximize the value of their cloud investments, which we believe presents an opportunity for professional services projects as well as new recurring business.

Customer Relationships and Retention

Our success greatly depends on our ability to retain and develop opportunities with our existing customers and to attract new customers. We operate in a growing but competitive and evolving market environment, requiring innovation to differentiate us from our competitors. We believe that our integrated cloud service portfolio and our differentiated customer experience and technology are keys to retaining and growing revenue from existing customers as well as acquiring new customers. For example, we believe that Rackspace Fabric provides customers a unified experience across their entire cloud and security footprint, and that our Rackspace Elastic Engineering model helps customers embrace a cloud native approach with on-demand access to a dedicated team of highly skilled cloud architects and engineers. These offerings differentiate us from legacy IT service providers that operate under long-term fixed and project-based fee structures often tethered to their existing technologies with less automation.

Business Mix Shift

The mix of revenue within our Multicloud Services segment has shifted in recent years, from mature offerings such as managed hosting and colocation to managed public cloud services. Since the mature offerings are hosted on our own infrastructure, these offerings carry a higher gross margin, but also a higher burden on the company for operating expenses and capital expenditures. Conversely, as managed public cloud services are hosted on third-party infrastructure, these services carry a lower gross margin, but also a correspondingly lower operating expense and capital expenditure burdens. As a result, despite the difference in gross margins between the mature offerings and the growth offerings, the operating margins for the different classes of offerings are relatively similar.

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

Our capital expenditures equaled 8% and 4% of our revenue for the three months ended March 31, 2021 and 2022, respectively. While there is some variability in capital expenditures from quarter to quarter due to timing of purchases, we expect to maintain current capex intensity levels over the longer term.

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

Income taxes

Our income tax benefit (provision) and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid. We are under certain domestic and foreign tax audits. Due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We believe we have made adequate provision for all uncertain tax positions. See Item 1 of Part I, Financial Statements - Note 11, "Taxes."

Results of Operations

We discuss our historical results of operations, and the key components of those results, below. Past financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2022

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended March 31,				Year-Over-Year Comparison
	2021		2022
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$725.9	100.0%	$775.5	100.0%	$49.6	6.8%
Cost of revenue	(490.6)	(67.6)%	(549.5)	(70.9)%	(58.9)	12.0%
Gross profit	235.3	32.4%	226.0	29.1%	(9.3)	(4.0)%
Selling, general and administrative expenses	(231.0)	(31.8)%	(205.1)	(26.4)%	25.9	(11.2)%
Gain on sale of land	19.9	2.7%	—	—%	(19.9)	(100.0)%
Income from operations	24.2	3.3%	20.9	2.7%	(3.3)	(13.6)%
Other income (expense):
Interest expense	(52.6)	(7.2)%	(50.1)	(6.5)%	2.5	(4.8)%
Loss on investments, net	(3.7)	(0.5)%	(0.1)	(0.0)%	3.6	(97.3)%
Debt modification and extinguishment costs	(37.0)	(5.1)%	—	—%	37.0	(100.0)%
Other expense, net	(1.8)	(0.3)%	(3.6)	(0.5)%	(1.8)	100.0%
Total other income (expense)	(95.1)	(13.1)%	(53.8)	(6.9)%	41.3	(43.4)%
Loss before income taxes	(70.9)	(9.8)%	(32.9)	(4.2)%	38.0	(53.6)%
Benefit (provision) for income taxes	6.9	0.9%	(5.6)	(0.7)%	(12.5)	NM
Net loss	$(64.0)	(8.8)%	$(38.5)	(5.0)%	$25.5	(39.8)%
NM = not meaningful.

Revenue

Revenue increased $50 million, or 6.8%, to $776 million in the three months ended March 31, 2022 from $726 million in the three months ended March 31, 2021. Revenue was positively impacted by new customer acquisition and growing customer spend in our Multicloud Services segment, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue increased 7.3% year-over-year. The following table presents revenue growth by segment:

	Three Months Ended March 31,		% Change
(In millions, except %)	2021	2022	Actual	Constant Currency (1)
Multicloud Services	$579.6	$640.1	10.4%	11.0%
Apps & Cross Platform	97.3	94.8	(2.6)%	(2.4)%
Core Revenue	676.9	734.9	8.6%	9.0%
OpenStack Public Cloud	49.0	40.6	(17.0)%	(16.6)%
Total	$725.9	$775.5	6.8%	7.3%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in the three months ended March 31, 2022 increased 10% on an actual basis, and 11% on a constant currency basis, from the three months ended March 31, 2021. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Offerings in this segment with the strongest growth include managed public cloud services on AWS, Microsoft Azure and Google Cloud, and Rackspace Services for VMware Cloud.

Apps & Cross Platform revenue in the three months ended March 31, 2022 decreased 3% on an actual basis, and 2% on a constant currency basis, from the three months ended March 31, 2021, due to the discontinuation of a non-core line of business in 2021. The impact of that decrease was partially offset by growth in our productivity and collaboration applications offerings.

OpenStack Public Cloud revenue in the three months ended March 31, 2022 decreased 17% on an actual and constant currency basis from the three months ended March 31, 2021 due to customer churn.

Cost of Revenue

Cost of revenue increased $59 million, or 12%, to $550 million in the three months ended March 31, 2022 from $491 million in the three months ended March 31, 2021, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings. The increase in third-party infrastructure expense was partially offset by a decline in personnel costs primarily due to cost savings as a result of shifting roles to lower-cost locations as part of our continued focus on business optimization initiatives, including the July 2021 Restructuring Plan. We also had higher severance expense in the prior period. In addition, there were year-over-year data center expense reductions as a result of initiatives to lower our cost structure, which included the consolidation of data center facilities.

As a percentage of revenue, cost of revenue increased 330 basis points in the three months ended March 31, 2022 to 70.9% from 67.6% in the three months ended March 31, 2021, primarily driven by an 850 basis point increase in usage charges for third-party infrastructure, partially offset by a decrease related to personnel costs and data center expense.

Gross Profit and Non-GAAP Gross Profit

Our consolidated gross profit was $226 million in the three months ended March 31, 2022, a decrease of $9 million from $235 million in the three months ended March 31, 2021. Our Non-GAAP Gross Profit was $236 million in the three months ended March 31, 2022, a decrease of $14 million from $250 million in the three months ended March 31, 2021. Non-GAAP Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 29.1% in the three months ended March 31, 2022, a decrease of 330 basis points from 32.4% in the three months ended March 31, 2021.

The table below presents a reconciliation of total consolidated gross profit to Non-GAAP Gross Profit, which represents the total of our individual segment gross profit measures.

	Three Months Ended March 31,
(In millions)	2021	2022
Total consolidated gross profit	$235.3	$226.0
Share-based compensation expense	4.9	2.8
Other compensation expense (1)	1.3	0.8
Purchase accounting impact on expense (2)	1.2	0.7
Restructuring and transformation expenses (3)	7.2	5.3
Non-GAAP Gross Profit	$249.9	$235.6

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(3)
Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses. This amount also includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

Our segment gross profit and gross margin for the periods indicated, and the change in gross profit between periods is shown in the table below:

	Three Months Ended March 31,				Year-Over-Year Comparison
(In millions, except %)	2021		2022
Segment gross profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$196.4	33.9%	$188.2	29.4%	$(8.2)	(4.2)%
Apps & Cross Platform	34.9	35.9%	34.5	36.4%	(0.4)	(1.1)%
OpenStack Public Cloud	18.6	38.0%	12.9	31.8%	(5.7)	(30.6)%
Non-GAAP Gross Profit	$249.9		$235.6		$(14.3)	(5.7)%

Multicloud Services gross profit decreased 4% in the three months ended March 31, 2022 from the three months ended March 31, 2021. Segment gross profit as a percentage of segment revenue decreased by 450 basis points, reflecting an 18% increase in segment cost of revenue and a 10% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs due to the increase in revenue in our growth offerings resulting in a larger proportion of these services within this segment, partially offset by lower personnel and data center expense.

Apps & Cross Platform gross profit and segment gross profit as a percentage of revenue was relatively flat year-over-year. The decrease in segment revenue was offset by a reduction in segment cost of revenue.

OpenStack Public Cloud gross profit decreased 31% in the three months ended March 31, 2022 from the three months ended March 31, 2021 due to customer churn. Segment gross profit as a percentage of segment revenue decreased by 620 basis points, reflecting a 17% decrease in segment revenue, partially offset by a 9% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from Non-GAAP Gross Profit was $9.6 million in the three months ended March 31, 2022, a decrease of $5.0 million from $14.6 million in the three months ended March 31, 2021, reflecting lower share-based and other compensation expense, restructuring and transformation expenses, and purchase accounting adjustments.

For more information about our segment gross profit, see Item 1 of Part I, Financial Statements - Note 15, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $26 million, or 11%, to $205 million in the three months ended March 31, 2022 from $231 million in the three months ended March 31, 2021, due to a decline in personnel costs from cost savings as a result of shifting roles to lower-cost locations as part of our continued focus on business optimization initiatives, including the July 2021 Restructuring Plan. There were also reductions in costs related to other business optimization and integration initiatives compared to the prior period, as well as lower amortization expense related to certain intangible assets reaching the end of their useful life.

As a percentage of revenue, selling, general and administrative expenses decreased 540 basis points, to 26.4% in the three months ended March 31, 2022 from 31.8% in the three months ended March 31, 2021, for the reasons discussed above.

Gain on Sale of Land

In January 2021, we recorded a $20 million gain related to the sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers, as further discussed in Item 1 of Part I, Financial Statements - Note 4, "Property, Equipment and Software, net."

Interest Expense

Interest expense decreased $3 million to $50 million in the three months ended March 31, 2022 from $53 million in the three months ended March 31, 2021, primarily driven by a reduction in total debt outstanding and lower interest rates as a result of the February 2021 Refinancing Transaction.

Debt Modification and Extinguishment Costs

We recorded $37 million of debt modification and extinguishment costs in the three months ended March 31, 2021 related to the February 2021 Refinancing Transaction, as further discussed in Item 1 of Part I, Financial Statements - Note 6, "Debt."

Benefit (Provision) for Income Taxes

Income tax increased to a $6 million expense in the three months ended March 31, 2022 from a $7 million benefit in the three months ended March 31, 2021. Our effective tax rate decreased from 9.7% in the three months ended March 31, 2021 to (17.2)% in the three months ended March 31, 2022. The decrease in the effective tax rate year-over-year and the difference between the effective tax rate for the three months ended March 31, 2022 and the statutory rate are primarily due to the geographic distribution of profits, application of the GILTI provisions, tax effects from share-based compensation and executive compensation that is nondeductible under IRC Section 162(m).

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

The following table presents, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2022			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$579.6	$640.1	$3.0	$643.1	10.4%	11.0%
Apps & Cross Platform	97.3	94.8	0.2	95.0	(2.6)%	(2.4)%
OpenStack Public Cloud	49.0	40.6	0.2	40.8	(17.0)%	(16.6)%
Total	$725.9	$775.5	$3.4	$778.9	6.8%	7.3%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

Non-GAAP Gross Profit

We present Non-GAAP Gross Profit in this MD&A, which represents the total of our individual segment gross profit measures, because we believe the measure is useful in analyzing trends in our underlying, recurring gross margins. We define Non-GAAP Gross Profit as our consolidated gross profit, adjusted to exclude the impact of share-based compensation expense and other non-recurring or unusual compensation items, purchase accounting-related effects, and certain business transformation-related costs. For a reconciliation of total consolidated gross profit to Non-GAAP Gross Profit, see “Gross Profit and Non-GAAP Gross Profit” in the year-over-year comparison under "Results of Operations" above.

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

We define Non-GAAP Net Income (Loss) as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, the amortization of acquired intangible assets and certain other non-operating, non-recurring or non-core gains and losses, as well as the tax effects of these non-GAAP adjustments.

We define Non-GAAP Operating Profit as income (loss) from operations adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, the amortization of acquired intangible assets and certain other non-operating, non-recurring or non-core gains and losses.

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, certain other non-operating, non-recurring or non-core gains and losses, interest expense, income taxes, and depreciation and amortization.

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

The following tables present a reconciliation of Non-GAAP Net Income, Non-GAAP Operating Profit and Adjusted EBITDA to the most directly comparable GAAP financial measures:

Net loss reconciliation to Non-GAAP Net Income

	Three Months Ended March 31,
(In millions)	2021	2022
Net loss	$(64.0)	$(38.5)
Share-based compensation expense	17.2	17.0
Special bonuses and other compensation expense (a)	4.0	3.4
Transaction-related adjustments, net (b)	8.4	5.3
Restructuring and transformation expenses (c)	38.6	23.3
Gain on sale of land	(19.9)	—
Net loss on divestiture and investments (d)	3.7	0.1
Debt modification and extinguishment costs (e)	37.0	—
Other expense, net (f)	1.8	3.6
Amortization of intangible assets (g)	46.4	42.2
Tax effect of non-GAAP adjustments (h)	(24.1)	(10.5)
Non-GAAP Net Income	$49.1	$45.9

Income from operations reconciliation to Non-GAAP Operating Profit

	Three Months Ended March 31,
(In millions)	2021	2022
Income from operations	$24.2	$20.9
Share-based compensation expense	17.2	17.0
Special bonuses and other compensation expense (a)	4.0	3.4
Transaction-related adjustments, net (b)	8.4	5.3
Restructuring and transformation expenses (c)	38.6	23.3
Gain on sale of land	(19.9)	—
Amortization of intangible assets (g)	46.4	42.2
Non-GAAP Operating Profit	$118.9	$112.1

Net loss reconciliation to Adjusted EBITDA

	Three Months Ended March 31,
(In millions)	2021	2022
Net loss	$(64.0)	$(38.5)
Share-based compensation expense	17.2	17.0
Special bonuses and other compensation expense (a)	4.0	3.4
Transaction-related adjustments, net (b)	8.4	5.3
Restructuring and transformation expenses (c)	38.6	23.3
Gain on sale of land	(19.9)	—
Net loss on divestiture and investments (d)	3.7	0.1
Debt modification and extinguishment costs (e)	37.0	—
Other expense, net (f)	1.8	3.6
Interest expense	52.6	50.1
Provision (benefit) for income taxes	(6.9)	5.6
Depreciation and amortization (i)	107.7	101.4
Adjusted EBITDA	$180.2	$171.3

(a)
Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.

(b)
Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time costs related to being a first year public company, integration costs of acquired businesses, purchase accounting adjustments (including deferred revenue fair value discount), payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.

(c)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, facility closure costs, and lease termination expenses. This amount also includes total charges of $3.2 million for the three months ended March 31, 2022 related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, consisting primarily of one-time offshore build out costs.

(d)	Includes gains and losses on investment and from dispositions.
(e)	Includes expenses related the February 2021 Refinancing Transaction.
(f)	Primarily consists of foreign currency gains and losses.
(g)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(h)
We utilize an estimated structural long-term non-GAAP tax rate in order to provide consistency across reporting periods, removing the effect of non-recurring tax adjustments, which include but are not limited to tax rate changes, U.S. tax reform, share-based compensation, audit conclusions and changes to valuation allowances. When computing this long-term rate for the 2021 and 2022 interim periods, we based it on an average of the 2020 and estimated 2021 tax rates and 2021 and estimated 2022 tax rates, respectively, recomputed to remove the tax effect of non-GAAP pre-tax adjustments and non-recurring tax adjustments, resulting in a structural non-GAAP tax rate of 26% for both periods. The non-GAAP tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate our long-term non-GAAP tax rate as appropriate. We believe that making these adjustments facilitates a better evaluation of our current operating performance and comparisons to prior periods.

(i)	Excludes accelerated depreciation expense related to facility closures.

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

	Three Months Ended March 31,
(In millions, except per share amounts)	2021	2022
Net loss attributable to common stockholders	$(64.0)	$(38.5)
Non-GAAP Net Income	$49.1	$45.9

Weighted average number of shares - Diluted	204.6	211.4
Effect of dilutive securities (a)	6.5	1.0
Non-GAAP weighted average number of shares - Diluted	211.1	212.4

Net loss per share - Diluted	$(0.31)	$(0.18)
Per share impacts of adjustments to net loss (b)	0.55	0.40
Per share impacts of shares dilutive after adjustments to net loss (a)	(0.01)	0.00
Non-GAAP EPS	$0.23	$0.22

(a)
Reflects impact of awards that would have been anti-dilutive to net loss per share, and therefore not included in the calculation, but would be dilutive to Non-GAAP EPS and are therefore included in the share count for purposes of this non-GAAP measure. Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock units (including performance-based restricted stock units) or purchases under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Certain of our potential common share equivalents are contingent on Apollo achieving pre-established performance targets based on a multiple of their invested capital ("MOIC"), which are included in the denominator for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

(b)	Reflects the aggregate adjustments made to reconcile Non-GAAP Net Income to our net loss, as noted in the above table, divided by the GAAP diluted number of shares outstanding for the relevant period.

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the Revolving Credit Facility. As of March 31, 2022, the Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn as of March 31, 2022. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Facilities, the 5.375% Senior Notes and the 3.50% Senior Secured Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

On February 2, 2021, we issued 2,665,935 shares of common stock to DPH 123, LLC, an ABRY affiliate, for no additional consideration pursuant to the Agreement and Plan of Merger, dated as of September 6, 2017, (the "Datapipe Merger Agreement"), in connection with our November 15, 2017 acquisition of Datapipe Parent, Inc. We will be required to issue additional shares of our common stock to DPH 123, LLC based on the MOIC exceeding certain thresholds as defined in the Datapipe Merger Agreement. If the MOIC exceeds 3.0x, which is indicated by a volume weighted average trading price ("VWAP") of our common stock over 30 consecutive trading days of more than $25.00, we will be required to issue an additional 2,665,935 shares.

On March 3, 2022, our board of directors authorized a program to repurchase up to $75 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable security laws. During the three months ended March 31, 2022, we repurchased $4 million, or 0.4 million shares, of our common stock on the open market under this program. As of March 31, 2022, approximately $71 million of the amount authorized by the board under the current program remained available for additional purchases.

At March 31, 2022, we held $269 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $115 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $103 million outstanding with respect to these arrangements as of March 31, 2022. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $562 million outstanding with respect to operating and finance lease agreements as of March 31, 2022. We may choose to utilize such leasing arrangements in future periods.

As of March 31, 2022, we had $3,377 million aggregate principal amount outstanding under our Term Loan Facility, 5.375% Senior Notes, and 3.50% Senior Secured Notes, with $375 million of borrowing capacity available under the Revolving Credit Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

Debt

Senior Facilities

On February 9, 2021, we amended and restated the credit agreement governing our senior secured credit facilities (the "First Lien Credit Agreement"), which included a new seven-year $2,300 million senior secured first lien term loan facility (the "Term Loan Facility") and the Revolving Credit Facility (together, the "Senior Facilities"). We used the borrowings under the Term Loan Facility, together with the proceeds from the issuance of the 3.50% Senior Secured Notes described below (together, the "February 2021 Refinancing Transaction"), to repay all borrowings under the prior term loan facility (the "Prior Term Loan Facility"), to pay related fees and expenses and for general corporate purposes. The Term Loan Facility will mature on February 15, 2028 and the Revolving Credit Facility will mature on August 7, 2025. We may request one or more incremental term loan facilities, one or more incremental revolving credit facilities and/or increase the commitments under the Revolving Credit Facility in an amount equal to the greater of $860 million and 1.0x Pro Forma Adjusted EBITDA (as defined in the amended First Lien Credit Agreement), plus additional amounts, subject to compliance with applicable leverage ratios and certain terms and conditions.

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for LIBOR loans and at the end of every calendar quarter for base rate loans. As of March 31, 2022, the interest rate on the Term Loan Facility was 3.50%. We are required to make quarterly amortization payments of $5.8 million, which began on June 30, 2021. The Revolving Credit Facility includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This fee is subject to one step-down based on the net first lien leverage ratio. The Senior Facilities require us to make certain mandatory prepayments under certain conditions defined in the credit agreement.

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

As of March 31, 2022, $2,277 million aggregate principal amount of the Term Loan Facility remained outstanding. See Item 1 of Part I, Financial Statements - Note 6, "Debt," for more information regarding our Senior Facilities and the February 2021 Refinancing Transaction.

We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the Term Loan Facility that result from fluctuations in the LIBOR rate. See Item 1 of Part I, Financial Statements - Note 12, "Derivatives," for more information on the interest rate swap agreements.

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

As of March 31, 2022, $550 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

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

As of March 31, 2022, $550 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

Debt covenants

Our Term Loan Facility is not subject to a financial maintenance covenant. The Revolving Credit Facility includes a financial maintenance covenant that limits the borrower's net first lien leverage ratio to a maximum of 5.00 to 1.00. The net first lien leverage ratio is calculated as the ratio of (x) the total amount of the borrower’s first lien debt for borrowed money (which is currently identical to the total amount outstanding under the Senior Facilities), less the borrower’s unrestricted cash and cash equivalents, to (y) consolidated EBITDA (as defined under the First Lien Credit Agreement governing the Senior Facilities). However, this financial maintenance covenant will only be applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is equal to or greater than 35% of the Revolving Credit Facility commitments as of the last day of such fiscal quarter. Additional covenants in the Senior Facilities limit our subsidiaries' ability to, among other things, incur certain additional debt and liens, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates.

The Indentures contain covenants that, among other things, limit our subsidiaries' ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. Additionally, upon the occurrence of a change of control (as defined in the Indentures), we will be required to make an offer to repurchase all of the outstanding 5.375% Senior Notes and 3.50% Senior Secured Notes, respectively, at a price in cash equal to 101.000% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date.

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

As of March 31, 2022, we were in compliance with all covenants under the Senior Facilities and the Indentures.

Capital Expenditures

The following table sets forth a summary of our capital expenditures for the periods indicated:

	Three Months Ended March 31,
(In millions)	2021	2022
Customer gear	$35.3	$16.7
Data center build outs	2.0	1.0
Office build outs	0.4	—
Capitalized software and other projects	21.2	13.2
Total capital expenditures	$58.9	$30.9

Capital expenditures were $31 million in the three months ended March 31, 2022, compared to $59 million in the three months ended March 31, 2021, a decrease of $28 million. The decrease in capitalized customer gear is due to the continued mix shift of our revenues from high capital intensity service offerings to low capital intensity service offerings. The decrease in capitalized software and other projects is driven by the shift of internal software development work to lower cost geographies.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Three Months Ended March 31,
(In millions)	2021	2022
Cash provided by operating activities	$103.2	$64.5
Cash used in investing activities	$(4.3)	$(25.9)
Cash used in financing activities	$(4.5)	$(40.8)

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

Net cash provided by operating activities decreased $39 million, or 38%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily driven by a $128 million increase in operating expense payments, largely for third-party infrastructure costs. These operating cash flow decreases were partially offset by a $48 million increase in cash collections, primarily reflecting higher revenue levels and an increased focus on collection efforts with customers, and to a lesser extent, timing of collections, and a $33 million decrease in employee-related payments mainly due to a shift in headcount to our offshore service centers.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities increased $22 million, or 502%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was mainly due to net proceeds of $31 million from the January 2021 sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers. There was also an $8 million cash payment in connection with the acquisition of Just Analytics during the three months ended March 31, 2022. These drivers were partially offset by an $18 million reduction in cash purchases of property, equipment, and software year-over-year.

Cash Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities increased $36 million, or 807%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The change was primarily driven by a $21 million reduction in proceeds from employee stock plans year-over-year. The remaining variance includes a $5 million increase in finance lease principal payments, $4 million in common stock share repurchases as part of the program authorized in March 2022, and $4 million in payments on the financing component of our interest rate swap during the three months ended March 31, 2022.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our Annual Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates." For a description of accounting pronouncements recently adopted and issued, see Item 1 of Part I, Financial Statements - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities, which includes our $375 million Revolving Credit Facility and $2,277 million outstanding under the Term Loan Facility. As of March 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $2,277 million outstanding under the Term Loan Facility. As of March 31, 2022, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities.

Our Term Loan Facility bears interest at an annual rate equal to an applicable margin plus three-month LIBOR, subject to a 0.75% floor. We have entered into interest rate swap agreements indexed to three-month LIBOR in order to manage our risk from fluctuations in three-month LIBOR above the 0.75% floor. During the three months ended March 31, 2022, three of these swap agreements matured. The fixed rate for the remaining swap agreement is presented in the table below. As of March 31, 2022, the interest rate on the Term Loan Facility was 3.50%, equal to an applicable margin of 2.75% plus the 0.75% three-month LIBOR floor.

The key terms of the swap outstanding as of March 31, 2022 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
February 2021	February 9, 2021	$1,350.0	2.3820%	February 9, 2026

See Item 1 of Part I, Financial Statements - Note 12, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See “Constant Currency Revenue.” While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the three months ended March 31, 2022, we recognized foreign currency transaction losses of $4 million within “Other expense, net” in our Consolidated Statements of Comprehensive Income (Loss). As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. In the three months ended March 31, 2022, we expensed approximately $12 million for utility companies to power our data centers, representing approximately 2% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have fixed price power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

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

ITEM 1A – RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Annual Report the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our Annual Report and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below presents information regarding purchases of our common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

March 1, 2022 - March 31, 2022	373,036	$10.91	373,036	$70,932,006
Total	373,036	$10.91	373,036

(1)    On March 3, 2022, our board of directors authorized a program to repurchase up to $75.0 million of shares of our common stock. The authorization was effective immediately, expires on September 30, 2023 and can be discontinued at any time. Under the program, shares may be repurchased from time to time through open-market transactions (including pre-set trading plans), privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable security laws.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit Number	Exhibit Description
10.1*†	Fourth Amendment to Employment Agreement, between Rackspace US, Inc. and Subroto Mukerji, effective as of April 15, 2022
10.2*†	Form of Performance Stock Unit Agreement between Rackspace Technology, Inc. and certain of its executive officers under the 2020 Equity Incentive Plan
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RACKSPACE TECHNOLOGY, INC.

Date:	May 10, 2022	By:	/s/ Amar Maletira
Amar Maletira
President and Chief Financial Officer
(Principal Financial Officer)