Form 10-Q
period 2022-06-30
Rackspace Technology, Inc.
filed 2022-08-09
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022.
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

On August 2, 2022, 210,584,387 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this "Quarterly Report") contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2021	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$272.8	$261.3
Accounts receivable, net of allowance for credit losses and accrued customer credits of $18.4 and $18.8, respectively	554.3	583.9
Prepaid expenses	110.0	87.1
Other current assets	52.4	81.9
Total current assets	989.5	1,014.2

Property, equipment and software, net	826.7	759.4
Goodwill, net	2,706.8	2,693.5
Intangible assets, net	1,466.5	1,379.0
Operating right-of-use assets	161.8	140.9
Other non-current assets	177.4	221.2
Total assets	$6,328.7	$6,208.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$369.5	$388.0
Accrued compensation and benefits	104.5	87.4
Deferred revenue	98.6	106.0
Debt	23.0	23.0
Accrued interest	27.6	27.4
Operating lease liabilities	60.4	55.5
Finance lease liabilities	64.6	64.6
Financing obligations	48.0	37.8
Other current liabilities	41.2	33.1
Total current liabilities	837.4	822.8

Non-current liabilities:
Debt	3,310.9	3,303.1
Operating lease liabilities	114.8	94.8
Finance lease liabilities	345.1	314.1
Financing obligations	62.9	53.1
Deferred income taxes	205.8	204.6
Other non-current liabilities	124.4	117.3
Total liabilities	5,001.3	4,909.8

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 211.2 and 213.5 shares issued; 211.2 and 210.4 shares outstanding, respectively	2.1	2.1
Additional paid-in capital	2,500.0	2,542.9
Accumulated other comprehensive income	6.9	45.1
Accumulated deficit	(1,181.6)	(1,260.7)
Treasury stock, at cost; zero and 3.1 shares held, respectively	—	(31.0)
Total stockholders' equity	1,327.4	1,298.4
Total liabilities and stockholders' equity	$6,328.7	$6,208.2

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2022	2021	2022
Revenue	$743.8	$772.2	$1,469.7	$1,547.7
Cost of revenue	(508.3)	(548.2)	(998.9)	(1,097.7)
Gross profit	235.5	224.0	470.8	450.0
Selling, general and administrative expenses	(232.6)	(220.0)	(463.6)	(425.1)
Gain on sale of land	—	—	19.9	—
Income from operations	2.9	4.0	27.1	24.9
Other income (expense):
Interest expense	(50.5)	(50.5)	(103.1)	(100.6)
Gain (loss) on investments, net	0.1	(0.2)	(3.6)	(0.3)
Debt modification and extinguishment costs	(0.5)	—	(37.5)	—
Other income (expense), net	0.6	(5.9)	(1.2)	(9.5)
Total other income (expense)	(50.3)	(56.6)	(145.4)	(110.4)
Loss before income taxes	(47.4)	(52.6)	(118.3)	(85.5)
Benefit for income taxes	10.8	12.0	17.7	6.4
Net loss	$(36.6)	$(40.6)	$(100.6)	$(79.1)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$2.7	$(18.2)	$5.7	$(22.8)
Unrealized gain (loss) on derivative contracts	(6.0)	11.0	3.4	53.3
Amount reclassified from accumulated other comprehensive income (loss) to earnings	4.5	3.4	8.5	7.7
Other comprehensive income (loss)	1.2	(3.8)	17.6	38.2
Comprehensive loss	$(35.4)	$(44.4)	$(83.0)	$(40.9)

Net loss per share:
Basic and diluted	$(0.18)	$(0.19)	$(0.49)	$(0.38)
Weighted average number of shares outstanding:
Basic and diluted	207.9	209.5	206.2	210.5

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2022
Cash Flows From Operating Activities
Net loss	$(100.6)	$(79.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	216.3	199.8
Amortization of operating right-of-use assets	36.0	28.6
Deferred income taxes	(23.1)	(20.0)
Share-based compensation expense	37.6	40.1
Gain on sale of land	(19.9)	—
Debt modification and extinguishment costs	37.5	—
Unrealized loss on derivative contracts	10.8	9.2
Loss on investments, net	3.6	0.3
Provision for bad debts and accrued customer credits	(8.0)	3.5
Amortization of debt issuance costs and debt discount	4.8	4.0
Other operating activities	(0.6)	(0.5)
Changes in operating assets and liabilities:
Accounts receivable	(8.9)	(34.3)
Prepaid expenses and other current assets	11.5	12.5
Accounts payable, accrued expenses, and other current liabilities	19.1	1.3
Deferred revenue	16.5	3.6
Operating lease liabilities	(31.9)	(32.1)
Other non-current assets and liabilities	8.2	11.6
Net cash provided by operating activities	208.9	148.5
Cash Flows From Investing Activities
Purchases of property, equipment and software	(66.0)	(46.4)
Acquisitions, net of cash acquired	—	(7.7)
Proceeds from sale of land	31.3	—
Other investing activities	3.0	3.5
Net cash used in investing activities	(31.7)	(50.6)
Cash Flows From Financing Activities
Proceeds from employee stock plans	43.9	2.7
Shares of common stock repurchased	—	(31.0)
Proceeds from borrowings under long-term debt arrangements	2,838.5	—
Payments on long-term debt	(2,866.4)	(11.5)
Payments for debt issuance costs	(34.5)	—
Payments on financing component of interest rate swap	(4.3)	(8.5)
Principal payments of finance lease liabilities	(21.4)	(32.3)
Principal payments of financing obligations	(22.6)	(22.9)
Other financing activities	—	(0.9)
Net cash used in financing activities	(66.8)	(104.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.4)	(5.1)
Increase (decrease) in cash, cash equivalents, and restricted cash	110.0	(11.6)
Cash, cash equivalents, and restricted cash at beginning of period	108.1	275.4
Cash, cash equivalents, and restricted cash at end of period	$218.1	$263.8

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$90.6	$84.6
Cash payments for income taxes, net of refunds	$6.5	$9.9

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$38.4	$9.3
Acquisition of property, equipment and software by financing obligations	40.1	7.1
Increase (decrease) in property, equipment and software accrued in liabilities	(3.7)	5.3
Non-cash purchases of property, equipment and software	$74.8	$21.7

Other non-cash investing and financing activities	$0.3	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
(In millions)	2021	2022
Cash and cash equivalents	$214.8	$261.3
Restricted cash included in other non-current assets	3.3	2.5
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$218.1	$263.8

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2021	207.0	$2.1	$2,402.6	$(2.2)	$(1,027.3)	—	$—	$1,375.2
Exercise of stock options and release of stock awards	1.6	—	16.0	—	—	—	—	16.0
Issuance of shares from Employee Stock Purchase Plan	0.4	—	6.3	—	—	—	—	6.3
Share-based compensation expense	—	—	20.4	—	—	—	—	20.4
Net loss	—	—	—	—	(36.6)	—	—	(36.6)
Other comprehensive income	—	—	—	1.2	—	—	—	1.2
Balance at June 30, 2021	209.0	$2.1	$2,445.3	$(1.0)	$(1,063.9)	—	$—	$1,382.5

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	201.8	$2.0	$2,363.6	$(18.6)	$(963.3)	—	$—	$1,383.7
Issuance of common stock	2.7	—	—	—	—	—	—	—
Exercise of stock options and release of stock awards	4.1	0.1	37.8	—	—	—	—	37.9
Issuance of shares from Employee Stock Purchase Plan	0.4	—	6.3	—	—	—	—	6.3
Share-based compensation expense	—	—	37.6	—	—	—	—	37.6
Net loss	—	—	—	—	(100.6)	—	—	(100.6)
Other comprehensive income	—	—	—	17.6	—	—	—	17.6
Balance at June 30, 2021	209.0	$2.1	$2,445.3	$(1.0)	$(1,063.9)	—	$—	$1,382.5

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2022	212.8	$2.1	$2,517.5	$48.9	$(1,220.1)	0.4	$(4.1)	$1,344.3
Exercise of stock options and release of stock awards	0.4	—	0.2	—	—	—	—	0.2
Issuance of shares from Employee Stock Purchase Plans	0.3	—	2.1	—	—	—	—	2.1
Share-based compensation expense	—	—	23.1	—	—	—	—	23.1
Net loss	—	—	—	—	(40.6)	—	—	(40.6)
Other comprehensive loss	—	—	—	(3.8)	—	—	—	(3.8)
Repurchase of common stock	—	—	—	—	—	2.7	(26.9)	(26.9)
Balance at June 30, 2022	213.5	$2.1	$2,542.9	$45.1	$(1,260.7)	3.1	$(31.0)	$1,298.4

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	211.2	$2.1	$2,500.0	$6.9	$(1,181.6)	—	$—	$1,327.4
Exercise of stock options and release of stock awards	2.0	—	0.7	—	—	—	—	0.7
Issuance of shares from Employee Stock Purchase Plans	0.3	—	2.1	—	—	—	—	2.1
Share-based compensation expense	—	—	40.1	—	—	—	—	40.1
Net loss	—	—	—	—	(79.1)	—	—	(79.1)
Other comprehensive income	—	—	—	38.2	—	—	—	38.2
Repurchase of common stock	—	—	—	—	—	3.1	(31.0)	(31.0)
Balance at June 30, 2022	213.5	$2.1	$2,542.9	$45.1	$(1,260.7)	3.1	$(31.0)	$1,298.4

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

Unaudited Interim Financial Information

The unaudited consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2021 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the Securities and Exchange Commission ("SEC") disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report"). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2022, our results of operations and stockholders' equity for the three and six months ended June 30, 2021 and 2022, and our cash flows for the six months ended June 30, 2021 and 2022.

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022, or for any other interim period, or for any other future year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses, useful lives of property, equipment and software, software capitalization, incremental borrowing rates for lease liability measurement, fair values of intangible assets and reporting units, useful lives of intangible assets, share-based compensation, contingencies, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from our estimates.

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

Significant Accounting Policies and Estimates

Our Annual Report includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the six months ended June 30, 2022.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Our indefinite-lived intangible asset consists of our Rackspace trade name, which was recorded at fair value on our balance sheet at the date of the Rackspace Acquisition. Goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing on an annual basis as of October 1st or more frequently if events or circumstances indicate a potential impairment. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition. Potential impairment indicators may also include, but are not limited to, (i) significant changes to estimates and assumptions used in the most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, and (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, if any.

As of June 30, 2022, we determined that there were no indicators of impairment that more likely than not reduced the fair value of our reporting units or our indefinite-lived intangible asset to less than their respective carrying values. In reaching this conclusion, we noted that while our market capitalization has declined, it remained in excess of our book value as of June 30, 2022 and took this factor into consideration together with the other qualitative factors noted above. We will continue to evaluate whether circumstances indicate an impairment may exist each reporting period. If there are significant changes in events or circumstances, including (i) further declines in our market capitalization or deterioration in the equity and debt markets, and (ii) impacts to our forecasted results due to macroeconomic factors such as foreign currency exchange rate fluctuations, increased inflation rates, global supply chain constraints, and increases in the weighted-average cost of capital due to increases in interest rates, it is possible that an impairment charge may be recorded in the future, which could be material.

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

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Consolidated Balance Sheets Account	December 31, 2021	June 30, 2022
Accounts receivable, net	Accounts receivable, net (1)	$554.3	$583.9
Current portion of contract assets	Other current assets	$15.2	$14.2
Non-current portion of contract assets	Other non-current assets	$13.1	$11.4
Current portion of deferred revenue	Deferred revenue	$98.6	$106.0
Non-current portion of deferred revenue	Other non-current liabilities	$13.6	$8.8

(1)    Allowance for credit losses and accrued customer credits was $18.4 million and $18.8 million as of December 31, 2021 and June 30, 2022, respectively.

Amounts recognized in revenue for the three months ended June 30, 2021 and 2022, which were included in deferred revenue as of the beginning of each period, totaled $25.2 million and $29.0 million, respectively. Amounts recognized in revenue for the six months ended June 30, 2021 and 2022, which were included in deferred revenue as of the beginning of each period, totaled $46.1 million and $47.0 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2021 and June 30, 2022, the balances of capitalized costs to obtain a contract were $58.0 million and $56.8 million, respectively, and the balances of capitalized costs to fulfill a contract were $23.5 million and $20.2 million, respectively. These capitalized costs are included in “Other non-current assets” on the Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2022	2021	2022
Amortization of capitalized sales commissions	$10.7	$11.0	$21.5	$22.3
Amortization of capitalized implementation costs	$4.4	$4.2	$8.9	$8.6

Remaining Performance Obligations

As of June 30, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was $700.1 million, of which 41% is expected to be recognized as revenue during the remainder of 2022 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. Our other revenue arrangements are usage-based, and as such, we recognize revenue based on the right to invoice for the services performed.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2022	2021	2022
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(36.6)	$(40.6)	$(100.6)	$(79.1)
Weighted average shares outstanding:
Common stock	207.9	209.5	206.2	210.5
Number of shares used in per share computations	207.9	209.5	206.2	210.5
Net loss per share	$(0.18)	$(0.19)	$(0.49)	$(0.38)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 19.4 million and 24.1 million potential common shares from the computation of dilutive loss per share for the three months ended June 30, 2021 and 2022, respectively, and 19.4 million and 24.1 million potential shares for the six months ended June 30, 2021 and 2022, respectively, because the effect would have been anti-dilutive.

4. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2021	June 30, 2022
Computers and equipment	$1,206.5	$1,165.7
Software	465.6	473.3
Furniture and fixtures	21.9	18.9
Buildings and leasehold improvements	512.9	494.4
Land	21.2	20.4
Property, equipment and software, at cost	2,228.1	2,172.7
Less: Accumulated depreciation	(1,413.4)	(1,424.3)
Work in process	12.0	11.0
Property, equipment and software, net	$826.7	$759.4

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

5. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment:

(In millions)	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total Consolidated
Balance as of December 31, 2021	$2,384.3	$322.5	$—	$2,706.8
Just Analytics acquisition	—	5.9	—	5.9
Foreign currency translation	(18.8)	(0.4)	—	(19.2)
Balance as of June 30, 2022	$2,365.5	$328.0	$—	$2,693.5

Gross goodwill	$2,660.5	$328.0	$52.4	$3,040.9
Less: Accumulated impairment charges	(295.0)	—	(52.4)	(347.4)
Goodwill, net as of June 30, 2022	$2,365.5	$328.0	$—	$2,693.5

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2021			June 30, 2022
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,983.0	$(784.1)	$1,198.9	$1,976.4	$(861.1)	$1,115.3
Property tax abatement	16.0	(9.2)	6.8	16.0	(10.1)	5.9
Other	28.2	(17.4)	10.8	27.7	(19.9)	7.8
Total definite-lived intangible assets	2,027.2	(810.7)	1,216.5	2,020.1	(891.1)	1,129.0
Trade name (indefinite-lived)	250.0	—	250.0	250.0	—	250.0
Total intangible assets other than goodwill	$2,277.2	$(810.7)	$1,466.5	$2,270.1	$(891.1)	$1,379.0

6. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2021		June 30, 2022
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
Term Loan Facility	February 15, 2028	3.50%	$2,282.8	4.16%	$2,271.3
Revolving Credit Facility	August 7, 2025	—%	—	—%	—
3.50% Senior Secured Notes	February 15, 2028	3.50%	550.0	3.50%	550.0
5.375% Senior Notes	December 1, 2028	5.375%	550.0	5.375%	550.0
Less: unamortized debt issuance costs			(36.3)		(33.5)
Less: unamortized debt discount			(12.6)		(11.7)
Total debt			3,333.9		3,326.1
Less: current portion of debt			(23.0)		(23.0)
Debt, excluding current portion			$3,310.9		$3,303.1
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

As of June 30, 2022, the interest rate on the Term Loan Facility was 4.16%. We are required to make quarterly principal payments of $5.8 million, which began on June 30, 2021. See Note 12, "Derivatives," for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

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

The fair value of the Term Loan Facility as of June 30, 2022 was $2,098.1 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of June 30, 2022, we were in compliance with all covenants under the Senior Facilities.

The Revolving Credit Facility matures on August 7, 2025. As of June 30, 2022, we had total commitments of $375.0 million and no outstanding borrowings under the Revolving Credit Facility or letters of credit issued thereunder.

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

As of June 30, 2022, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of June 30, 2022 was $429.0 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

As of June 30, 2022, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of June 30, 2022 was $358.9 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

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

8. July 2021 Restructuring Plan

On July 21, 2021, we committed to an internal restructuring plan (the "July 2021 Restructuring Plan") to drive a change in the type and location of certain positions that was expected to result in the termination of approximately 10% of our workforce. Substantially all of the employees impacted by the reduction in workforce were notified of the reduction on July 22, 2021 and have since exited the company.

During the three and six months ended June 30, 2021, we incurred $6.4 million of costs which were accounted for as exit and disposal costs under Accounting Standards Codification ("ASC") No. 420, Exit or Disposal Cost Obligations (“ASC 420”). These costs included $2.5 million of employee related costs which consisted of one-time termination benefits and certain contractual termination benefits with executives. The $3.9 million of other costs consisted of professional fees and non-cash charges related to a contract termination with a third-party. These costs are recorded within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss.

During the three and six months ended June 30, 2022, we did not incur any material exit and disposal costs under ASC 420.

Liability activity for previously accrued restructuring costs that are expected to be settled in cash are presented in the table below.

(In millions)	Employee Related	Other	Total
Liability as of December 31, 2021	$7.1	$0.6	$7.7
Charges	—	—	—
Cash payments	(6.2)	(0.6)	(6.8)
Liability as of June 30, 2022	$0.9	$—	$0.9
Total cumulative costs incurred as of June 30, 2022	$13.8	$6.0	$19.8

The liability for employee related costs primarily consists of one-time termination benefits and was recorded in "Accrued compensation and benefits" in the Consolidated Balance Sheets as of June 30, 2022.

We do not expect to incur any additional future ASC 420 exit and disposal costs related to the July 2021 Restructuring Plan.

9. Share Repurchase Program

On March 3, 2022, our board of directors authorized a program to repurchase up to $75.0 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable security laws. The program expires on September 30, 2023 and can be discontinued at any time. During the three months ended June 30, 2022, we repurchased $26.9 million, or 2.7 million shares, of our common stock on the open market under this program. During the six months ended June 30, 2022, we repurchased $31.0 million, or 3.1 million shares, of our common stock on the open market under this program. Shares purchased pursuant to the program are recorded as treasury stock at cost in the Consolidated Balance Sheets. As of June 30, 2022, approximately $44.0 million of the amount authorized by the board under the current program remained available for additional purchases.

10. Share-Based Compensation

On April 21, 2022, the Board of Directors approved a proposed amendment to the Rackspace Technology, Inc. 2020 Equity Incentive Plan (the “2020 Incentive Plan”) to increase the maximum number of shares of our common stock available for issuance under the 2020 Incentive Plan from 25.0 million shares to 50.0 million shares, subject to stockholder approval. The proposed amendment was subsequently approved by our stockholders as part of the 2022 Annual Meeting of Stockholders held on June 10, 2022.

During the six months ended June 30, 2022, we granted 7.8 million restricted stock units ("RSUs") under the 2020 Incentive Plan with a weighted-average grant date fair value of $11.13. The majority of the RSUs were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service.

Of those awards granted during the six months ended June 30, 2022, 1.2 million were performance stock units ("PSUs") granted under the 2020 Incentive Plan with a weighted-average grant date fair value of $11.70. These PSUs represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on Rackspace’s Total Shareholder Return (“TSR”) relative to the TSR of a comparator group of IT and Cloud Services Companies. The awards are eligible to vest in equal annual installments over three years based on the attainment of the market condition and the employee’s continued service through the end of the applicable measurement period and were valued using a Monte Carlo simulation.

Share-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2022	2021	2022
Cost of revenue	$4.3	$3.4	$9.2	$6.2
Selling, general and administrative expenses	16.1	19.7	28.4	33.9
Pre-tax share-based compensation expense	20.4	23.1	37.6	40.1
Less: Income tax benefit	(4.3)	(4.8)	(7.9)	(8.4)
Total share-based compensation expense, net of tax	$16.1	$18.3	$29.7	$31.7

As of June 30, 2022, there was $160.3 million of total unrecognized compensation cost related to stock options, RSUs, PSUs, and the ESPP, which will be recognized using the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

11. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three months ended June 30, 2022, our effective tax rate is higher than the U.S. federal statutory rate of 21% due to the net impact of the geographic distribution of our earnings and the application of the global intangible low-taxed income (“GILTI”) provisions that were implemented with the Tax Cuts and Jobs Act (the “Act”) that was passed on December 22, 2017. For the six months ended June 30, 2022, our effective tax rate is lower than the U.S. federal statutory rate of 21% due to the geographic distribution of our earnings, tax effects from share-based compensation and executive compensation that is nondeductible under Internal Revenue Code ("IRC") Section 162(m).

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

As of December 31, 2021 and June 30, 2022, the cash flow hedge was highly effective.

The key terms of interest rate swaps are presented below:

Effective Date	Fixed Rate Paid (Received)	December 31, 2021		June 30, 2022
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2016:
February 3, 2017	1.9040%	$450.0	Active	$—	Matured	February 3, 2022
February 3, 2017	1.9040%	450.0	Active	—	Matured	February 3, 2022

Entered into December 2018:
February 3, 2019	2.7490%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2020	2.7350%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2021	2.7360%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2022	2.7800%	—	Terminated	—	Terminated	November 3, 2023

Entered into February 2021:
February 3, 2021	(1.9040)%	(900.0)	Active	—	Matured	February 3, 2022
February 9, 2021	2.3820%	1,350.0	Active	1,350.0	Active	February 9, 2026
Total		$1,350.0		$1,350.0

Our interest rate swap agreements, excluding the portion treated as debt, are recognized at fair value in the Consolidated Balance Sheets and are valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.

Fair Values of Derivatives on the Consolidated Balance Sheets

The fair values of our derivatives and their location on the Consolidated Balance Sheets as of December 31, 2021 and June 30, 2022 were as follows:

		December 31, 2021		June 30, 2022
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Other current assets (1)	$1.5	$—	$—	$—
Interest rate swaps	Other current liabilities	—	1.5	—	—
Total		$1.5	$1.5	$—	$—

Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$—	$—	$22.3	$—
Interest rate swaps	Other non-current assets	23.6	—	70.7	—
Interest rate swaps	Other current liabilities (2)	—	20.8	—	17.3
Interest rate swaps	Other non-current liabilities (3)	—	56.4	—	47.8
Total		$23.6	$77.2	$93.0	$65.1
(1)    The entire balance as of December 31, 2021 is comprised of the receive-fixed interest rate swap for which the fair value option has been elected.
(2)    The balance as of December 31, 2021 and June 30, 2022 includes $17.2 million and $17.3 million, respectively, related to the financing component of the pay-fixed interest rate swap.
(3)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2021			June 30, 2022
(In millions)	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$25.1	$(25.1)	$—	$93.0	$(65.1)	$27.9

Liabilities
Interest rate swaps	$78.7	$(25.1)	$53.6	$65.1	$(65.1)	$—

Effect of Derivatives on the Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2022 was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2021	2022	2021	2022
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest expense	$(4.8)	$(4.6)	$(9.4)	$(9.2)
Foreign currency contracts (1)	Other income (expense), net	$(0.7)	$—	$(2.0)	$—

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest expense	$(1.3)	$—	$(3.6)	$(1.3)
(1)    Relates to two foreign currency forward contracts settled on November 30, 2021. As of December 31, 2021 and June 30, 2022, we do not have any outstanding foreign currency hedging contracts.

Interest expense was $50.5 million for both the three months ended June 30, 2021 and 2022, and $103.1 million and $100.6 million for the six months ended June 30, 2021 and 2022, respectively. As of June 30, 2022, the amount of cash flow hedge gain included within "Accumulated other comprehensive income (loss)" that is expected to be reclassified as a reduction to "Interest expense" over the next 12 months is approximately $8.6 million. See Note 13, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of June 30, 2022, our outstanding interest rate swap agreement was in a net asset position.

13. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$23.8	$(26.0)	$(2.2)
Foreign currency translation adjustments, net of tax expense of $0.2	2.7	—	2.7
Unrealized loss on derivative contracts, net of tax benefit of $2.0	—	(6.0)	(6.0)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.5(1)	—	4.5	4.5
Balance at June 30, 2021	$26.5	$(27.5)	$(1.0)
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

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at March 31, 2022	$12.6	$36.3	$48.9
Foreign currency translation adjustments, net of tax benefit of $1.5	(18.2)	—	(18.2)
Unrealized gain on derivative contracts, net of tax expense of $3.8	—	11.0	11.0
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.2 (1)	—	3.4	3.4
Balance at June 30, 2022	$(5.6)	$50.7	$45.1
(1)     Includes amortization of off-market swap value and accumulated loss at hedge de-designation of $4.6 million for the three months ended June 30, 2022.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain (Loss) on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2021	$17.2	$(10.3)	$6.9
Foreign currency translation adjustments, net of tax benefit of $2.2	(22.8)	—	(22.8)
Unrealized gain on derivative contracts, net of tax expense of $18.4	—	53.3	53.3
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $2.7 (1)	—	7.7	7.7
Balance at June 30, 2022	$(5.6)	$50.7	$45.1
(1)     Includes interest expense recognized of $1.2 million and amortization of off-market swap value and accumulated loss at hedge de-designation of $9.2 million for the six months ended June 30, 2022.

14. Related Party Transactions

Affiliates of ABRY Partners, LLC and ABRY Partners II, LLC (collectively, “ABRY”), are Term Loan Facility lenders under the First Lien Credit Agreement. As of June 30, 2022, the outstanding principal amount of the Term Loan Facility was $2,271.3 million, of which $56.3 million, or 2.5%, is due to ABRY affiliates. Investment funds affiliated with ABRY are also co-investors in Rackspace Technology.

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

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of consolidated segment gross profit to consolidated loss before income taxes for the three and six months ended June 30, 2021 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2022	2021	2022
Revenue by segment:
Multicloud Services	$605.1	$633.3	$1,184.7	$1,273.4
Apps & Cross Platform	92.7	100.1	190.0	194.9
OpenStack Public Cloud	46.0	38.8	95.0	79.4
Total consolidated revenue	$743.8	$772.2	$1,469.7	$1,547.7

Segment gross profit:
Multicloud Services	$202.0	$183.3	$398.4	$371.5
Apps & Cross Platform	32.0	35.5	66.9	70.0
OpenStack Public Cloud	16.1	12.9	34.7	25.8
Total consolidated segment gross profit	250.1	231.7	500.0	467.3
Less:
Share-based compensation expense	(4.3)	(3.4)	(9.2)	(6.2)
Other compensation expense (1)	(0.4)	(0.4)	(1.7)	(1.2)
Purchase accounting impact on expense (2)	(1.2)	(0.8)	(2.4)	(1.5)
Restructuring and transformation expenses (3)	(8.7)	(3.1)	(15.9)	(8.4)
Selling, general and administrative expenses	(232.6)	(220.0)	(463.6)	(425.1)
Gain on sale of land	—	—	19.9	—
Interest expense	(50.5)	(50.5)	(103.1)	(100.6)
Gain (loss) on investments, net	0.1	(0.2)	(3.6)	(0.3)
Debt modification and extinguishment costs	(0.5)	—	(37.5)	—
Other income (expense), net	0.6	(5.9)	(1.2)	(9.5)
Total consolidated loss before income taxes	$(47.4)	$(52.6)	$(118.3)	$(85.5)

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

On July 21, 2021, we committed to an internal restructuring plan (the "July 2021 Restructuring Plan"), to drive a change in the type and location of certain positions that was expected to result in the termination of approximately 10% of our workforce. We recorded total charges of $1.0 million and $4.2 million for the three and six months ended June 30, 2022, respectively, related to this restructuring plan which are not accounted for as exit and disposal costs under ASC 420, consisting primarily of one-time offshore build out costs. During the three and six months ended June 30, 2021, we incurred $6.4 million of costs which were accounted for as exit and disposal costs under ASC 420. These costs included $2.5 million of employee related costs which consisted of one-time termination benefits and certain contractual termination benefits with executives. The $3.9 million of other costs consisted of professional fees and non-cash charges related to a contract termination with a third-party. We expect to incur additional expenses of approximately $1 million throughout the remainder of 2022. We expect to realize approximately $95 to $100 million in gross annual savings compared to expense levels prior to the commencement of the plan.

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

Our capital expenditures equaled 11% and 5% of our revenue for the three months ended June 30, 2021 and 2022, respectively, and 10% and 4% of our revenue for the six months ended June 30, 2021 and 2022, respectively. While there is some variability in capital expenditures from quarter to quarter due to timing of purchases, we expect to maintain current capex intensity levels over the longer term.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2022

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended June 30,				Year-Over-Year Comparison
	2021		2022
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$743.8	100.0%	$772.2	100.0%	$28.4	3.8%
Cost of revenue	(508.3)	(68.3)%	(548.2)	(71.0)%	(39.9)	7.8%
Gross profit	235.5	31.7%	224.0	29.0%	(11.5)	(4.9)%
Selling, general and administrative expenses	(232.6)	(31.3)%	(220.0)	(28.5)%	12.6	(5.4)%
Income from operations	2.9	0.4%	4.0	0.5%	1.1	37.9%
Other income (expense):
Interest expense	(50.5)	(6.8)%	(50.5)	(6.5)%	—	—%
Gain (loss) on investments, net	0.1	0.0%	(0.2)	(0.0)%	(0.3)	NM
Debt modification and extinguishment costs	(0.5)	(0.1)%	—	—%	0.5	(100.0)%
Other income (expense), net	0.6	0.1%	(5.9)	(0.8)%	(6.5)	NM
Total other income (expense)	(50.3)	(6.8)%	(56.6)	(7.3)%	(6.3)	12.5%
Loss before income taxes	(47.4)	(6.4)%	(52.6)	(6.8)%	(5.2)	11.0%
Benefit for income taxes	10.8	1.5%	12.0	1.6%	1.2	11.1%
Net loss	$(36.6)	(4.9)%	$(40.6)	(5.2)%	$(4.0)	10.9%
NM = not meaningful.

Revenue

Revenue increased $28 million, or 3.8%, to $772 million in the three months ended June 30, 2022 from $744 million in the three months ended June 30, 2021. Revenue was positively impacted by new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue increased 5.2% year-over-year. The following table presents revenue growth by segment:

	Three Months Ended June 30,		% Change
(In millions, except %)	2021	2022	Actual	Constant Currency (1)
Multicloud Services	$605.1	$633.3	4.7%	6.2%
Apps & Cross Platform	92.7	100.1	8.0%	8.8%
Core Revenue	697.8	733.4	5.1%	6.5%
OpenStack Public Cloud	46.0	38.8	(15.9)%	(14.3)%
Total	$743.8	$772.2	3.8%	5.2%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in the three months ended June 30, 2022 increased 5% on an actual basis, and 6% on a constant currency basis, from the three months ended June 30, 2021. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Offerings in this segment with the strongest growth include managed public cloud services on AWS, Microsoft Azure and Google Cloud, and Rackspace Services for VMware Cloud.

Apps & Cross Platform revenue in the three months ended June 30, 2022 increased 8% on an actual basis, and 9% on a constant currency basis, from the three months ended June 30, 2021, driven by growth in professional services across our SaaS applications and data services offerings.

OpenStack Public Cloud revenue in the three months ended June 30, 2022 decreased 16% on an actual basis, and 14% on a constant currency basis, from the three months ended June 30, 2021 due to customer churn.

Cost of Revenue

Cost of revenue increased $40 million, or 8%, to $548 million in the three months ended June 30, 2022 from $508 million in the three months ended June 30, 2021, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings. The increase in third-party infrastructure expense was partially offset by a decline in personnel costs primarily due to cost savings as a result of shifting roles to lower-cost locations as part of our continued focus on business optimization initiatives, including the July 2021 Restructuring Plan. In addition, there were year-over-year data center and license expense reductions as a result of initiatives to lower our cost structure, which included the consolidation of data center facilities and optimizing our vendor license spending.

As a percentage of revenue, cost of revenue increased 270 basis points in the three months ended June 30, 2022 to 71.0% from 68.3% in the three months ended June 30, 2021, primarily driven by a 710 basis point increase in usage charges for third-party infrastructure, partially offset by a decrease related to personnel costs, data center, and license expense.

Gross Profit and Non-GAAP Gross Profit

Our consolidated gross profit was $224 million in the three months ended June 30, 2022, a decrease of $12 million from $236 million in the three months ended June 30, 2021. Our Non-GAAP Gross Profit was $232 million in the three months ended June 30, 2022, a decrease of $18 million from $250 million in the three months ended June 30, 2021. Non-GAAP Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 29.0% in the three months ended June 30, 2022, a decrease of 270 basis points from 31.7% in the three months ended June 30, 2021.

The table below presents a reconciliation of total consolidated gross profit to Non-GAAP Gross Profit, which represents the total of our individual segment gross profit measures.

	Three Months Ended June 30,
(In millions)	2021	2022
Total consolidated gross profit	$235.5	$224.0
Share-based compensation expense	4.3	3.4
Other compensation expense (1)	0.4	0.4
Purchase accounting impact on expense (2)	1.2	0.8
Restructuring and transformation expenses (3)	8.7	3.1
Non-GAAP Gross Profit	$250.1	$231.7

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(3)
Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses. This amount also includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

Our segment gross profit and gross margin for the periods indicated, and the change in gross profit between periods is shown in the table below:

	Three Months Ended June 30,				Year-Over-Year Comparison
(In millions, except %)	2021		2022
Segment gross profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$202.0	33.4%	$183.3	28.9%	$(18.7)	(9.3)%
Apps & Cross Platform	32.0	34.5%	35.5	35.5%	3.5	10.9%
OpenStack Public Cloud	16.1	35.0%	12.9	33.2%	(3.2)	(19.9)%
Non-GAAP Gross Profit	$250.1		$231.7		$(18.4)	(7.4)%

Multicloud Services gross profit decreased 9% in the three months ended June 30, 2022 from the three months ended June 30, 2021. Segment gross profit as a percentage of segment revenue decreased by 450 basis points, reflecting a 12% increase in segment cost of revenue and a 5% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs due to the increase in revenue in our growth offerings resulting in a larger proportion of these services within this segment, partially offset by lower personnel, data center, and license expense.

Apps & Cross Platform gross profit increased 11% in the three months ended June 30, 2022 from the three months ended June 30, 2021. Segment gross profit as a percentage of segment revenue increased by 100 basis points, reflecting a 6% increase in segment cost of revenue and an 8% increase in segment revenue. The increase in cost of revenue was primarily driven by the segment’s higher business volume as well as higher third-party infrastructure costs.

OpenStack Public Cloud gross profit decreased 20% in the three months ended June 30, 2022 from the three months ended June 30, 2021 due to customer churn. Segment gross profit as a percentage of segment revenue decreased by 180 basis points, reflecting a 16% decrease in segment revenue, partially offset by a 13% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from Non-GAAP Gross Profit was $7.7 million in the three months ended June 30, 2022, a decrease of $6.9 million from $14.6 million in the three months ended June 30, 2021, reflecting lower restructuring and transformation expenses, share-based compensation expense, and purchase accounting adjustments.

For more information about our segment gross profit, see Item 1 of Part I, Financial Statements - Note 15, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $13 million, or 5%, to $220 million in the three months ended June 30, 2022 from $233 million in the three months ended June 30, 2021, due to a decline in personnel costs from cost savings as a result of shifting roles to lower-cost locations as part of our continued focus on business optimization initiatives. We also had lower severance expense, partially offset by higher share-based compensation expense between periods. The prior period also included $6 million of restructuring charges related to the July 2021 Restructuring Plan accounted for as exit and disposal costs under ASC 420. There were also reductions in costs related to other business optimization and integration initiatives compared to the prior period, as well as lower amortization expense related to certain intangible assets reaching the end of their useful life. These reductions in expense were partially offset by increases in expenses for travel and in-person marketing events, as a result of the easing of COVID-19 restrictions.

As a percentage of revenue, selling, general and administrative expenses decreased 280 basis points, to 28.5% in the three months ended June 30, 2022 from 31.3% in the three months ended June 30, 2021, for the reasons discussed above.

Debt Modification and Extinguishment Costs

We recorded $0.5 million of debt modification and extinguishment costs in the three months ended June 30, 2021 related to the termination of the Receivables Financing Facility, as further discussed in Item 1 of Part I, Financial Statements - Note 6, "Debt."

Other Income (Expense), Net

We had $6 million of other expense in the three months ended June 30, 2022 compared to $1 million of other income in the three months ended June 30, 2021 primarily due to foreign currency transaction losses.

Benefit for Income Taxes

Our income tax benefit was $12 million in the three months ended June 30, 2022 and $11 million in the three months ended June 30, 2021. Our effective tax rate was 22.9% in the three months ended June 30, 2022 and 23.0% in the three months ended June 30, 2021. The difference between the effective tax rate for the three months ended June 30, 2022 and the statutory rate is primarily due to the geographic distribution of profits and application of the GILTI provisions.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2022

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Six Months Ended June 30,				Year-Over-Year Comparison
	2021		2022
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$1,469.7	100.0%	$1,547.7	100.0%	$78.0	5.3%
Cost of revenue	(998.9)	(68.0)%	(1,097.7)	(70.9)%	(98.8)	9.9%
Gross profit	470.8	32.0%	450.0	29.1%	(20.8)	(4.4)%
Selling, general and administrative expenses	(463.6)	(31.5)%	(425.1)	(27.5)%	38.5	(8.3)%
Gain on sale of land	19.9	1.4%	—	—%	(19.9)	(100.0)%
Income from operations	27.1	1.8%	24.9	1.6%	(2.2)	(8.1)%
Other income (expense):
Interest expense	(103.1)	(7.0)%	(100.6)	(6.5)%	2.5	(2.4)%
Loss on investments, net	(3.6)	(0.2)%	(0.3)	(0.0)%	3.3	(91.7)%
Debt modification and extinguishment costs	(37.5)	(2.5)%	—	—%	37.5	(100.0)%
Other expense, net	(1.2)	(0.1)%	(9.5)	(0.6)%	(8.3)	NM
Total other income (expense)	(145.4)	(9.9)%	(110.4)	(7.1)%	35.0	(24.1)%
Loss before income taxes	(118.3)	(8.0)%	(85.5)	(5.5)%	32.8	(27.7)%
Benefit for income taxes	17.7	1.2%	6.4	0.4%	(11.3)	(63.8)%
Net loss	$(100.6)	(6.8)%	$(79.1)	(5.1)%	$21.5	(21.4)%
NM = not meaningful.

Revenue

Revenue increased $78 million, or 5.3%, to $1,548 million in the six months ended June 30, 2022 from $1,470 million in the six months ended June 30, 2021. Revenue was positively impacted by new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue increased 6.3% year-over-year. The following table presents revenue growth by segment:

	Six Months Ended June 30,		% Change
(In millions, except %)	2021	2022	Actual	Constant Currency (1)
Multicloud Services	$1,184.7	$1,273.4	7.5%	8.5%
Apps & Cross Platform	190.0	194.9	2.6%	3.1%
Core Revenue	1,374.7	1,468.3	6.8%	7.8%
OpenStack Public Cloud	95.0	79.4	(16.5)%	(15.5)%
Total	$1,469.7	$1,547.7	5.3%	6.3%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in the six months ended June 30, 2022 increased 8%, on an actual basis, and 9% on a constant currency basis, from the six months ended June 30, 2021. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Offerings in this segment with the strongest growth include managed public cloud services on AWS, Microsoft Azure and Google Cloud, and Rackspace Services for VMware Cloud.

Apps & Cross Platform revenue in the six months ended June 30, 2022 increased 3%, on an actual and constant currency basis, from the six months ended June 30, 2021, driven by growth in professional services across our SaaS applications and data services offerings, partially offset by the discontinuation of a non-core line of business in 2021.

OpenStack Public Cloud revenue in the six months ended June 30, 2022 decreased 17% on an actual basis, and 16% on a constant currency basis, from the six months ended June 30, 2021 due to customer churn.

Cost of Revenue

Cost of revenue increased $99 million, or 10%, to $1,098 million in the six months ended June 30, 2022 from $999 million in the six months ended June 30, 2021, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings. The increase in third-party infrastructure expense was partially offset by a decline in personnel costs primarily due to cost savings as a result of shifting roles to lower-cost locations as part of our continued focus on business optimization initiatives, including the July 2021 Restructuring Plan. We also had higher severance and share-based compensation expense in the prior period. In addition, there were year-over-year data center and license expense reductions as a result of initiatives to lower our cost structure, which included the consolidation of data center facilities and optimizing our vendor license spending.

As a percentage of revenue, cost of revenue increased 290 basis points in the six months ended June 30, 2022 to 70.9% from 68.0% in the six months ended June 30, 2021, primarily driven by a 780 basis point increase in usage charges for third-party infrastructure, partially offset by a decrease related to personnel costs, data center, and license expense.

Gross Profit and Non-GAAP Gross Profit

Our consolidated gross profit was $450 million in the six months ended June 30, 2022, a decrease of $21 million from $471 million in the six months ended June 30, 2021. Our Non-GAAP Gross Profit was $467 million in the six months ended June 30, 2022, a decrease of $33 million from $500 million in the six months ended June 30, 2021. Non-GAAP Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 29.1% in the six months ended June 30, 2022, a decrease of 290 basis points from 32.0% in the six months ended June 30, 2021.

The table below presents a reconciliation of total consolidated gross profit to Non-GAAP Gross Profit, which represents the total of our individual segment gross profit measures.

	Six Months Ended June 30,
(In millions)	2021	2022
Total consolidated gross profit	$470.8	$450.0
Share-based compensation expense	9.2	6.2
Other compensation expense (1)	1.7	1.2
Purchase accounting impact on expense (2)	2.4	1.5
Restructuring and transformation expenses (3)	15.9	8.4
Non-GAAP Gross Profit	$500.0	$467.3

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(3)
Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses. This amount also includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

Our segment gross profit and gross margin for the periods indicated, and the change in gross profit between periods is shown in the table below:

	Six Months Ended June 30,				Year-Over-Year Comparison
(In millions, except %)	2021		2022
Segment gross profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$398.4	33.6%	$371.5	29.2%	$(26.9)	(6.8)%
Apps & Cross Platform	66.9	35.2%	70.0	35.9%	3.1	4.6%
OpenStack Public Cloud	34.7	36.5%	25.8	32.5%	(8.9)	(25.6)%
Non-GAAP Gross Profit	$500.0		$467.3		$(32.7)	(6.5)%

Multicloud Services gross profit decreased 7% in the six months ended June 30, 2022 from the six months ended June 30, 2021. Segment gross profit as a percentage of segment revenue decreased by 440 basis points, reflecting a 15% increase in segment cost of revenue and an 8% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs due to the increase in revenue in our growth offerings resulting in a larger proportion of these services within this segment, partially offset by lower personnel, data center, and license expense.

Apps & Cross Platform gross profit increased 5% in the six months ended June 30, 2022 from the six months ended June 30, 2021. Segment gross profit as a percentage of segment revenue increased by 70 basis points, reflecting a 1% increase in segment cost of revenue and a 3% increase in segment revenue.

OpenStack Public Cloud gross profit decreased 26% in the six months ended June 30, 2022 from the six months ended June 30, 2021, due to customer churn. Segment gross profit as a percentage of segment revenue decreased by 400 basis points, reflecting a 17% decrease in segment revenue, partially offset by an 11% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from Non-GAAP gross profit was $17.3 million in the six months ended June 30, 2022, a decrease of $11.9 million from $29.2 million in the six months ended June 30, 2021, reflecting lower restructuring and transformation expenses, share-based and other compensation expense, and purchase accounting adjustments.

For more information about our segment gross profit, see Item 1 of Part I, Financial Statements - Note 15, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $39 million, or 8%, to $425 million in the six months ended June 30, 2022 from $464 million in the six months ended June 30, 2021, due to a decline in personnel costs from cost savings as a result of shifting roles to lower-cost locations as part of our continued focus on business optimization initiatives. We also had lower severance expense, partially offset by higher share-based compensation expense between periods. The prior period also included $6 million of restructuring charges related to the July 2021 Restructuring Plan accounted for as exit and disposal costs under ASC 420. There were also reductions in costs related to other business optimization and integration initiatives compared to the prior period, as well as lower amortization expense related to certain intangible assets reaching the end of their useful life.

As a percentage of revenue, selling, general and administrative expenses decreased 400 basis points, to 27.5% in the six months ended June 30, 2022 from 31.5% in the six months ended June 30, 2021, for the reasons discussed above.

Gain on Sale of Land

In January 2021, we recorded a $20 million gain related to the sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers, as further discussed in Item 1 of Part I, Financial Statements - Note 4, "Property, Equipment and Software, net."

Interest Expense

Interest expense decreased $3 million to $101 million in the six months ended June 30, 2022 from $103 million in the six months ended June 30, 2021, primarily driven by a reduction in total debt outstanding and lower interest rates as a result of the February 2021 Refinancing Transaction.

Debt Modification and Extinguishment Costs

In the six months ended June 30, 2021 we recorded $37 million and $0.5 million of debt modification and extinguishment costs related to the February 2021 Refinancing Transaction and termination of the Receivables Financing Facility, respectively, as further discussed in Item 1 of Part I, Financial Statements - Note 6, "Debt."

Other Expense, Net

The increase in other expense, net to $10 million in the six months ended June 30, 2022 from $1 million in the six months ended June 30, 2021 is primarily related to foreign currency transaction losses, partially offset by losses incurred in the prior period related to changes in the fair value of foreign currency derivatives, as further discussed in Item 1 of Part I, Financial Statements - Note 12, "Derivatives."

Benefit for Income Taxes

Our income tax benefit decreased to $6 million in the six months ended June 30, 2022 from $18 million in the six months ended June 30, 2021. Our effective tax rate decreased from 15.0% in the six months ended June 30, 2021 to 7.4% in the six months ended June 30, 2022. The decrease in the effective tax rate year-over-year and the difference between the effective tax rate for the six months ended June 30, 2022 and the statutory rate are primarily due to the geographic distribution of profits, tax effects from share-based compensation and executive compensation that is nondeductible under IRC Section 162(m).

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

The following table presents, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2022			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$605.1	$633.3	$9.1	$642.4	4.7%	6.2%
Apps & Cross Platform	92.7	100.1	0.8	100.9	8.0%	8.8%
OpenStack Public Cloud	46.0	38.8	0.7	39.5	(15.9)%	(14.3)%
Total	$743.8	$772.2	$10.6	$782.8	3.8%	5.2%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2022			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$1,184.7	$1,273.4	$12.1	$1,285.5	7.5%	8.5%
Apps & Cross Platform	190.0	194.9	1.0	195.9	2.6%	3.1%
OpenStack Public Cloud	95.0	79.4	0.9	80.3	(16.5)%	(15.5)%
Total	$1,469.7	$1,547.7	$14.0	$1,561.7	5.3%	6.3%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

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

The following tables present a reconciliation of Non-GAAP Net Income, Non-GAAP Operating Profit and Adjusted EBITDA to the most directly comparable GAAP financial measures:

Net loss reconciliation to Non-GAAP Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2022	2021	2022
Net loss	$(36.6)	$(40.6)	$(100.6)	$(79.1)
Share-based compensation expense	20.4	23.1	37.6	40.1
Special bonuses and other compensation expense (a)	3.0	2.4	7.0	5.8
Transaction-related adjustments, net (b)	6.9	1.9	15.3	7.2
Restructuring and transformation expenses (c)	39.1	24.9	77.7	48.2
Gain on sale of land	—	—	(19.9)	—
Net (gain) loss on divestiture and investments (d)	(0.1)	0.2	3.6	0.3
Debt modification and extinguishment costs (e)	0.5	—	37.5	—
Other (income) expense, net (f)	(0.6)	5.9	1.2	9.5
Amortization of intangible assets (g)	47.1	42.2	93.5	84.4
Tax effect of non-GAAP adjustments (h)	(28.8)	(24.5)	(52.9)	(35.0)
Non-GAAP Net Income	$50.9	$35.5	$100.0	$81.4

Income from operations reconciliation to Non-GAAP Operating Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2022	2021	2022
Income from operations	$2.9	$4.0	$27.1	$24.9
Share-based compensation expense	20.4	23.1	37.6	40.1
Special bonuses and other compensation expense (a)	3.0	2.4	7.0	5.8
Transaction-related adjustments, net (b)	6.9	1.9	15.3	7.2
Restructuring and transformation expenses (c)	39.1	24.9	77.7	48.2
Gain on sale of land	—	—	(19.9)	—
Amortization of intangible assets (g)	47.1	42.2	93.5	84.4
Non-GAAP Operating Profit	$119.4	$98.5	$238.3	$210.6

Net loss reconciliation to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2022	2021	2022
Net loss	$(36.6)	$(40.6)	$(100.6)	$(79.1)
Share-based compensation expense	20.4	23.1	37.6	40.1
Special bonuses and other compensation expense (a)	3.0	2.4	7.0	5.8
Transaction-related adjustments, net (b)	6.9	1.9	15.3	7.2
Restructuring and transformation expenses (c)	39.1	24.9	77.7	48.2
Gain on sale of land	—	—	(19.9)	—
Net (gain) loss on divestiture and investments (d)	(0.1)	0.2	3.6	0.3
Debt modification and extinguishment costs (e)	0.5	—	37.5	—
Other (income) expense, net (f)	(0.6)	5.9	1.2	9.5
Interest expense	50.5	50.5	103.1	100.6
Benefit for income taxes	(10.8)	(12.0)	(17.7)	(6.4)
Depreciation and amortization (i)	107.0	98.1	214.7	199.5
Adjusted EBITDA	$179.3	$154.4	$359.5	$325.7

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

(c)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, facility closure costs, and lease termination expenses. This amount also includes employee related costs and other costs related to the July 2021 Restructuring Plan of $6.4 million for the three and six months ended June 30, 2021, which are accounted for as exit and disposal costs under ASC 420. In addition, it includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

(d)	Includes gains and losses on investment and from dispositions.
(e)	Includes expenses related the February 2021 Refinancing Transaction and termination of the Receivables Financing Facility.
(f)	Primarily consists of foreign currency gains and losses.
(g)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2022	2021	2022
Net loss attributable to common stockholders	$(36.6)	$(40.6)	$(100.6)	$(79.1)
Non-GAAP Net Income	$50.9	$35.5	$100.0	$81.4

Weighted average number of shares - Diluted	207.9	209.5	206.2	210.5
Effect of dilutive securities (a)	5.4	0.4	6.0	0.7
Non-GAAP weighted average number of shares - Diluted	213.3	209.9	212.2	211.2

Net loss per share - Diluted	$(0.18)	$(0.19)	$(0.49)	$(0.38)
Per share impacts of adjustments to net loss (b)	0.42	0.36	0.97	0.76
Per share impacts of shares dilutive after adjustments to net loss (a)	(0.00)	0.00	(0.01)	0.01
Non-GAAP EPS	$0.24	$0.17	$0.47	$0.39

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

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the Revolving Credit Facility. As of June 30, 2022, the Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn as of June 30, 2022. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Facilities, the 5.375% Senior Notes and the 3.50% Senior Secured Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

On March 3, 2022, our board of directors authorized a program to repurchase up to $75 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable security laws. During the six months ended June 30, 2022, we repurchased $31 million, or 3.1 million shares, of our common stock on the open market under this program. As of June 30, 2022, approximately $44 million of the amount authorized by the board under the current program remained available for additional purchases.

At June 30, 2022, we held $261 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $120 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $91 million outstanding with respect to these arrangements as of June 30, 2022. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $529 million outstanding with respect to operating and finance lease agreements as of June 30, 2022. We may choose to utilize such leasing arrangements in future periods.

As of June 30, 2022, we had $3,371 million aggregate principal amount outstanding under our Term Loan Facility, 5.375% Senior Notes, and 3.50% Senior Secured Notes, with $375 million of borrowing capacity available under the Revolving Credit Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for LIBOR loans and at the end of every calendar quarter for base rate loans. As of June 30, 2022, the interest rate on the Term Loan Facility was 4.16%. We are required to make quarterly amortization payments of $5.8 million, which began on June 30, 2021. The Revolving Credit Facility includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This fee is subject to one step-down based on the net first lien leverage ratio. The Senior Facilities require us to make certain mandatory prepayments under certain conditions defined in the credit agreement.

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

As of June 30, 2022, $2,271 million aggregate principal amount of the Term Loan Facility remained outstanding. See Item 1 of Part I, Financial Statements - Note 6, "Debt," for more information regarding our Senior Facilities and the February 2021 Refinancing Transaction.

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

As of June 30, 2022, $550 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

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

As of June 30, 2022, $550 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

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

As of June 30, 2022, we were in compliance with all covenants under the Senior Facilities and the Indentures.

Capital Expenditures

The following table sets forth a summary of our capital expenditures for the periods indicated:

	Six Months Ended June 30,
(In millions)	2021	2022
Customer gear	$85.1	$31.7
Data center build outs	7.3	2.7
Office build outs	0.8	—
Capitalized software and other projects	47.6	33.7
Total capital expenditures	$140.8	$68.1

Capital expenditures were $68 million in the six months ended June 30, 2022, compared to $141 million in the six months ended June 30, 2021, a decrease of $73 million. The decrease in capitalized customer gear is due to the continued mix shift of our revenues from high capital intensity service offerings to low capital intensity service offerings. The decrease in capitalized software and other projects is driven by the shift of internal software development work to lower cost geographies. Capital expenditures were also particularly higher in the prior year period due to the renewal of multi-year, enterprise storage and software license agreements.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Six Months Ended June 30,
(In millions)	2021	2022
Cash provided by operating activities	$208.9	$148.5
Cash used in investing activities	$(31.7)	$(50.6)
Cash used in financing activities	$(66.8)	$(104.4)

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

Net cash provided by operating activities decreased $60 million, or 29%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily driven by a $181 million increase in operating expense payments, largely for third-party infrastructure costs. These operating cash flow decreases were partially offset by a $64 million increase in cash collections, primarily reflecting higher revenue levels and an increased focus on collection efforts with customers, and to a lesser extent, timing of collections, and a $53 million decrease in employee-related payments mainly due to a shift in headcount to our offshore service centers.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities increased $19 million, or 60%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was mainly due to net proceeds of $31 million from the January 2021 sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers. There was also an $8 million cash payment in connection with the acquisition of Just Analytics during the six months ended June 30, 2022. These drivers were partially offset by a $20 million reduction in cash purchases of property, equipment, and software year-over-year.

Cash Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities increased $38 million, or 56%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The change was primarily driven by a $41 million reduction in proceeds from employee stock plans year-over-year. The remaining variance includes an $11 million increase in finance lease principal payments, $31 million in common stock share repurchases as part of the program authorized in March 2022, and $4 million increase in payments on the financing component of our interest rate swap during the six months ended June 30, 2022. These drivers were offset by net payments for long-term debt activity of $62 million during the six months ended June 30, 2021, reflecting the refinancing of our Prior Term Loan Facility, a $65 million repayment on our Receivables Financing Facility, which was terminated, and $34 million in debt issuance costs paid.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Our indefinite-lived intangible asset consists of our Rackspace trade name, which was recorded at fair value on our balance sheet at the date of the Rackspace Acquisition. Goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing on an annual basis as of October 1st or more frequently if events or circumstances indicate a potential impairment. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition. Potential impairment indicators may also include, but are not limited to, (i) significant changes to estimates and assumptions used in the most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, and (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, if any.

As of June 30, 2022, we determined that there were no indicators of impairment that more likely than not reduced the fair value of our reporting units or our indefinite-lived intangible asset to less than their respective carrying values. In reaching this conclusion, we noted that while our market capitalization has declined, it remained in excess of our book value as of June 30, 2022 and took this factor into consideration together with the other qualitative factors noted above. We will continue to evaluate whether circumstances indicate an impairment may exist each reporting period. If there are significant changes in events or circumstances, including (i) further declines in our market capitalization or deterioration in the equity and debt markets, and (ii) impacts to our forecasted results due to macroeconomic factors such as foreign currency exchange rate fluctuations, increased inflation rates, global supply chain constraints, and increases in the weighted-average cost of capital due to increases in interest rates, it is possible that an impairment charge may be recorded in the future, which could be material.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities, which includes our $375 million Revolving Credit Facility and $2,271 million outstanding under the Term Loan Facility. As of June 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $2,271 million outstanding under the Term Loan Facility. As of June 30, 2022, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities.

Our Term Loan Facility bears interest at an annual rate equal to an applicable margin plus three-month LIBOR, subject to a 0.75% floor. We have entered into interest rate swap agreements indexed to three-month LIBOR in order to manage our risk from fluctuations in three-month LIBOR above the 0.75% floor. During the six months ended June 30, 2022, three of these swap agreements matured. The fixed rate for the remaining swap agreement is presented in the table below. As of June 30, 2022, the interest rate on the Term Loan Facility was 4.16%, equal to an applicable margin of 2.75% plus three-month LIBOR for the interest period of 1.41%.

The key terms of the swap outstanding as of June 30, 2022 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
February 2021	February 9, 2021	$1,350.0	2.3820%	February 9, 2026

See Item 1 of Part I, Financial Statements - Note 12, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See “Constant Currency Revenue.” While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the six months ended June 30, 2022, we recognized foreign currency transaction losses of $10 million within “Other income (expense), net” in our Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. In the six months ended June 30, 2022, we expensed approximately $21 million for utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below presents information regarding purchases of our common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

April 1, 2022 - April 30, 2022	1,450,877	$10.53	1,450,877
May 1, 2022 - May 31, 2022	1,265,354	$9.69	1,265,354
June 1, 2022 - June 30, 2022	—	—	—	$44,045,062
Total	2,716,231	$10.25	2,716,231

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit Number	Exhibit Description
10.1*†	Rackspace Technology, Inc. Amendment No. 1 to 2020 Equity Incentive Plan
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RACKSPACE TECHNOLOGY, INC.

Date:	August 9, 2022	By:	/s/ Amar Maletira
Amar Maletira
President and Chief Financial Officer
(Principal Financial Officer)