Form 10-Q
period 2022-09-30
Rackspace Technology, Inc.
filed 2022-11-09
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022.
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

On November 4, 2022, 211,109,876 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this "Quarterly Report") contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2021	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$272.8	$249.1
Accounts receivable, net of allowance for credit losses and accrued customer credits of $18.4 and $19.3, respectively	554.3	593.4
Prepaid expenses	110.0	95.1
Other current assets	52.4	96.3
Total current assets	989.5	1,033.9

Property, equipment and software, net	826.7	707.5
Goodwill, net	2,706.8	2,270.6
Intangible assets, net	1,466.5	1,291.1
Operating right-of-use assets	161.8	138.3
Other non-current assets	177.4	246.3
Total assets	$6,328.7	$5,687.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$369.5	$409.1
Accrued compensation and benefits	104.5	92.7
Deferred revenue	98.6	88.3
Debt	23.0	23.0
Accrued interest	27.6	33.3
Operating lease liabilities	60.4	55.8
Finance lease liabilities	64.6	62.2
Financing obligations	48.0	25.1
Other current liabilities	41.2	36.8
Total current liabilities	837.4	826.3

Non-current liabilities:
Debt	3,310.9	3,299.3
Operating lease liabilities	114.8	88.4
Finance lease liabilities	345.1	303.4
Financing obligations	62.9	50.9
Deferred income taxes	205.8	187.2
Other non-current liabilities	124.4	116.6
Total liabilities	5,001.3	4,872.1

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 211.2 and 214.2 shares issued; 211.2 and 211.1 shares outstanding, respectively	2.1	2.1
Additional paid-in capital	2,500.0	2,562.3
Accumulated other comprehensive income	6.9	54.6
Accumulated deficit	(1,181.6)	(1,772.4)
Treasury stock, at cost; zero and 3.1 shares held, respectively	—	(31.0)
Total stockholders' equity	1,327.4	815.6
Total liabilities and stockholders' equity	$6,328.7	$5,687.7

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2022	2021	2022
Revenue	$762.5	$787.6	$2,232.2	$2,335.3
Cost of revenue	(530.8)	(580.5)	(1,529.7)	(1,678.2)
Gross profit	231.7	207.1	702.5	657.1
Selling, general and administrative expenses	(234.6)	(219.9)	(698.2)	(645.0)
Impairment of goodwill	—	(405.2)	—	(405.2)
Impairment of assets	—	(58.7)	—	(58.7)
Gain on sale of land	—	—	19.9	—
Income (loss) from operations	(2.9)	(476.7)	24.2	(451.8)
Other income (expense):
Interest expense	(51.5)	(52.3)	(154.6)	(152.9)
Loss on investments, net	—	(0.1)	(3.6)	(0.4)
Debt modification and extinguishment costs	—	—	(37.5)	—
Other income (expense), net	0.1	(6.0)	(1.1)	(15.5)
Total other income (expense)	(51.4)	(58.4)	(196.8)	(168.8)
Loss before income taxes	(54.3)	(535.1)	(172.6)	(620.6)
Benefit for income taxes	19.5	23.4	37.2	29.8
Net loss	$(34.8)	$(511.7)	$(135.4)	$(590.8)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(8.8)	$(22.5)	$(3.1)	$(45.3)
Unrealized gain on derivative contracts	0.6	31.4	4.0	84.7
Amount reclassified from accumulated other comprehensive income (loss) to earnings	4.5	0.6	13.0	8.3
Other comprehensive income (loss)	(3.7)	9.5	13.9	47.7
Comprehensive loss	$(38.5)	$(502.2)	$(121.5)	$(543.1)

Net loss per share:
Basic and diluted	$(0.17)	$(2.43)	$(0.65)	$(2.80)
Weighted average number of shares outstanding:
Basic and diluted	209.3	210.8	207.3	210.7

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2021	2022
Cash Flows From Operating Activities
Net loss	$(135.4)	$(590.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	321.2	296.4
Amortization of operating right-of-use assets	51.4	44.0
Deferred income taxes	(35.2)	(46.7)
Share-based compensation expense	56.7	59.5
Impairment of goodwill	—	405.2
Impairment of assets	—	58.7
Gain on sale of land	(19.9)	—
Debt modification and extinguishment costs	37.5	—
Unrealized loss on derivative contracts	12.7	13.9
Loss on investments, net	3.6	0.4
Provision for bad debts and accrued customer credits	(6.1)	6.7
Amortization of debt issuance costs and debt discount	6.8	6.0
Non-cash fair value adjustments	—	3.0
Other operating activities	(1.3)	(0.3)
Changes in operating assets and liabilities:
Accounts receivable	(44.6)	(50.8)
Prepaid expenses and other current assets	20.1	2.4
Accounts payable, accrued expenses, and other current liabilities	87.1	46.6
Deferred revenue	14.4	(15.3)
Operating lease liabilities	(49.1)	(50.3)
Other non-current assets and liabilities	(8.7)	30.6
Net cash provided by operating activities	311.2	219.2
Cash Flows From Investing Activities
Purchases of property, equipment and software	(87.2)	(65.4)
Acquisitions, net of cash acquired	—	(7.7)
Proceeds from sale of land	31.3	—
Purchase of convertible promissory note	—	(15.0)
Other investing activities	3.7	4.6
Net cash used in investing activities	(52.2)	(83.5)
Cash Flows From Financing Activities
Proceeds from employee stock plans	51.4	2.7
Shares of common stock repurchased	—	(31.0)
Proceeds from borrowings under long-term debt arrangements	2,838.5	—
Payments on long-term debt	(2,872.1)	(17.3)
Payments for debt issuance costs	(34.5)	—
Payments on financing component of interest rate swap	(8.6)	(12.9)
Principal payments of finance lease liabilities	(35.7)	(49.6)
Principal payments of financing obligations	(40.6)	(37.4)
Other financing activities	—	(3.3)
Net cash used in financing activities	(101.6)	(148.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2.1)	(10.2)
Increase (decrease) in cash, cash equivalents, and restricted cash	155.3	(23.3)
Cash, cash equivalents, and restricted cash at beginning of period	108.1	275.4
Cash, cash equivalents, and restricted cash at end of period	$263.4	$252.1

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$132.3	$127.1
Cash payments for income taxes, net of refunds	$7.5	$9.0

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$52.6	$19.6
Acquisition of property, equipment and software by financing obligations	42.7	7.1
Increase (decrease) in property, equipment and software accrued in liabilities	(6.8)	6.9
Non-cash purchases of property, equipment and software	$88.5	$33.6

Other non-cash investing and financing activities	$0.7	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
(In millions)	2021	2022
Cash and cash equivalents	$260.0	$249.1
Restricted cash included in other non-current assets	3.4	3.0
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$263.4	$252.1

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2021	209.0	$2.1	$2,445.3	$(1.0)	$(1,063.9)	—	$—	$1,382.5
Exercise of stock options and release of stock awards	0.9	—	7.9	—	—	—	—	7.9
Share-based compensation expense	—	—	19.1	—	—	—	—	19.1
Net loss	—	—	—	—	(34.8)	—	—	(34.8)
Other comprehensive loss	—	—	—	(3.7)	—	—	—	(3.7)
Balance at September 30, 2021	209.9	$2.1	$2,472.3	$(4.7)	$(1,098.7)	—	$—	$1,371.0

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	201.8	$2.0	$2,363.6	$(18.6)	$(963.3)	—	$—	$1,383.7
Issuance of common stock	2.7	—	—	—	—	—	—	—
Exercise of stock options and release of stock awards	5.0	0.1	45.7	—	—	—	—	45.8
Issuance of shares from Employee Stock Purchase Plan	0.4	—	6.3	—	—	—	—	6.3
Share-based compensation expense	—	—	56.7	—	—	—	—	56.7
Net loss	—	—	—	—	(135.4)	—	—	(135.4)
Other comprehensive income	—	—	—	13.9	—	—	—	13.9
Balance at September 30, 2021	209.9	$2.1	$2,472.3	$(4.7)	$(1,098.7)	—	$—	$1,371.0

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2022	213.5	$2.1	$2,542.9	$45.1	$(1,260.7)	3.1	$(31.0)	$1,298.4
Exercise of stock options and release of stock awards	0.7	—	—	—	—	—	—	—
Share-based compensation expense	—	—	19.4	—	—	—	—	19.4
Net loss	—	—	—	—	(511.7)	—	—	(511.7)
Other comprehensive income	—	—	—	9.5	—	—	—	9.5
Balance at September 30, 2022	214.2	$2.1	$2,562.3	$54.6	$(1,772.4)	3.1	$(31.0)	$815.6

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	211.2	$2.1	$2,500.0	$6.9	$(1,181.6)	—	$—	$1,327.4
Exercise of stock options and release of stock awards	2.7	—	0.7	—	—	—	—	0.7
Issuance of shares from Employee Stock Purchase Plans	0.3	—	2.1	—	—	—	—	2.1
Share-based compensation expense	—	—	59.5	—	—	—	—	59.5
Net loss	—	—	—	—	(590.8)	—	—	(590.8)
Other comprehensive income	—	—	—	47.7	—	—	—	47.7
Repurchase of common stock	—	—	—	—	—	3.1	(31.0)	(31.0)
Balance at September 30, 2022	214.2	$2.1	$2,562.3	$54.6	$(1,772.4)	3.1	$(31.0)	$815.6

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

Unaudited Interim Financial Information

The unaudited consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2021 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the Securities and Exchange Commission ("SEC") disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report"). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2022, our results of operations and stockholders' equity for the three and nine months ended September 30, 2021 and 2022, and our cash flows for the nine months ended September 30, 2021 and 2022.

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022, or for any other interim period, or for any other future year.

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

Subsequent Events

In October 2022, we announced our intention to sell our current corporate headquarters facility located in Windcrest, Texas and relocate our corporate headquarters to leased office space in San Antonio, Texas. Due to current real estate market conditions and the unique nature of the facility, the ultimate sale price of the property will likely be below its current net book value resulting in the recognition of an impairment charge or a loss on the sale, the amount of which could be material.

Significant Accounting Policies and Estimates

Our Annual Report includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the nine months ended September 30, 2022.

Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Our indefinite-lived intangible asset consists of our Rackspace trade name, which was recorded at fair value on our balance sheet at the date of the Rackspace Acquisition. Goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing on an annual basis as of October 1st or more frequently if events or circumstances indicate a potential impairment. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition. Potential impairment indicators may also include, but are not limited to, (i) significant changes to estimates and assumptions used in the most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, and the magnitude thereof, (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, and (iv) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital, volatility in the equity and debt markets, or fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations.

During the third quarter of 2022, we experienced a sustained decline in our stock price resulting in our market capitalization being less than the carrying value of our combined reporting units. As of September 1, 2022, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. In addition, as of September 1, 2022, we lowered our projected operating results primarily due to product mix shifts and market concerns related to inflation, supply chain disruption issues and other macroeconomic factors. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of September 1, 2022. We engaged a third-party valuation specialist to assist in the performance of the impairment analysis of our reporting units.

Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Assets and liabilities are assigned to each of our reporting units if they are employed by a reporting unit and are considered in the determination of the reporting unit fair value. Certain assets and liabilities are shared by multiple reporting units, and thus, are allocated to each reporting unit based on the relative size of a reporting unit, primarily based on revenue. We have two reporting units with goodwill: Multicloud Services and Apps & Cross Platform. Goodwill allocated to our third reporting unit, OpenStack Public Cloud, was fully impaired during the fourth quarter of 2021.

For the interim quantitative goodwill impairment analysis performed as of September 1, 2022, we compared the fair values of each of our reporting units to their respective carrying amounts. The fair values of each of our reporting units were derived using the income approach, specifically the discounted cash flow method. The discounted cash flow models reflect our assumptions regarding revenue growth rates, risk-adjusted discount rates, terminal period growth rates, economic and market trends and other expectations about the anticipated operating results of our reporting units. As part of the goodwill impairment test, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units, including OpenStack Public Cloud. Goodwill impairment is measured as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill for that reporting unit.

The results of our interim quantitative goodwill impairment analysis performed as of September 1, 2022 indicated an impairment of goodwill within our Multicloud Services reporting unit, and we recorded a non-cash impairment charge of $405.2 million within "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022. See Note 5, "Goodwill and Intangible Assets" for more information.

Our indefinite-lived intangible asset is tested for impairment at the consolidated level. In evaluating the recoverability of the Rackspace trade name, we compared the fair value of the asset to its carrying amount to determine potential impairment. As of September 1, 2022, due to the factors discussed in the goodwill analysis above, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method and determined the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $21.0 million non-cash impairment charge which is included in "Impairment of assets" in our Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022.

The fair value determination of our reporting units and our indefinite-lived intangible asset is judgmental in nature and requires the use of significant estimates and assumptions that are sensitive to changes. Assumptions include estimation of the royalty rate, estimation of future revenue and projected margins, which are dependent on internal cash flow forecasts, estimation of the terminal growth rates and capital spending, and determination of discount rates. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) volatility in the equity and debt markets or other macroeconomic factors, (ii) an increase in the weighted-average cost of capital due to further increases in interest rates, (iii) decrease in future cash flows due to lower than expected sales, or (iv) fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations. Accordingly, if our current cash flow assumptions are not realized, we experience further sustained declines in our stock price or market capitalization, or increases in costs of capital, it is possible that an additional impairment charge may be recorded in the future, which could be material.

Long-lived assets, including operating and finance lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of September 1, 2022, prior to performing the goodwill impairment analysis, we performed a recoverability test of our long-lived assets, including finite-lived intangible assets, by comparing the net book value of our long-lived assets or asset groups, to the future undiscounted net cash flows attributable to such assets. Based on the results of the recoverability test, we determined that, as of September 1, 2022, the fair value of the OpenStack Public Cloud asset group’s underlying assets was less than the carrying value. Fair values of the OpenStack Public Cloud long-lived assets were determined using the cost approach. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. Estimates of floor values for the property, equipment and software, net, were considered relative to potential economic support for the assets such that the concluded value did not fall below the estimated floor value of these assets.

As a result, we recorded non-cash impairment charges totaling $37.7 million related to property, equipment and software, net and intangible assets, which are included in "Impairment of assets" on our Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022. See Note 4, "Property, Equipment and Software, Net," and Note 5, "Goodwill and Intangible Assets," for more information.

The fair value of our non-financial assets and liabilities, which include goodwill, intangible assets and property, plant and equipment, are measured on a non-recurring basis. The fair value of our reporting units, indefinite-lived intangible assets and long-lived assets are classified as Level 3 within the fair value hierarchy due to the significant unobservable inputs developed using company-specific information.

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

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Consolidated Balance Sheets Account	December 31, 2021	September 30, 2022
Accounts receivable, net	Accounts receivable, net (1)	$554.3	$593.4
Current portion of contract assets	Other current assets	$15.2	$14.7
Non-current portion of contract assets	Other non-current assets	$13.1	$12.6
Current portion of deferred revenue	Deferred revenue	$98.6	$88.3
Non-current portion of deferred revenue	Other non-current liabilities	$13.6	$6.6

(1)    Allowance for credit losses and accrued customer credits was $18.4 million and $19.3 million as of December 31, 2021 and September 30, 2022, respectively.

Amounts recognized in revenue for the three months ended September 30, 2021 and 2022, which were included in deferred revenue as of the beginning of each period, totaled $26.4 million and $23.6 million, respectively. Amounts recognized in revenue for the nine months ended September 30, 2021 and 2022, which were included in deferred revenue as of the beginning of each period, totaled $54.7 million and $59.1 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2021 and September 30, 2022, the balances of capitalized costs to obtain a contract were $58.0 million and $55.7 million, respectively, and the balances of capitalized costs to fulfill a contract were $23.5 million and $18.7 million, respectively. These capitalized costs are included in “Other non-current assets” on the Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2022	2021	2022
Amortization of capitalized sales commissions	$11.1	$10.6	$32.6	$32.9
Amortization of capitalized implementation costs	$4.6	$3.9	$13.5	$12.5

Remaining Performance Obligations

As of September 30, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was $645.4 million, of which 23% is expected to be recognized as revenue during the remainder of 2022 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. Our other revenue arrangements are usage-based, and as such, we recognize revenue based on the right to invoice for the services performed.

Convertible Promissory Note

On September 27, 2022, we entered into a convertible note purchase agreement with a private company that is also a customer and a vendor. Pursuant to the purchase agreement, we purchased an unsecured convertible promissory note (the "Note") in an aggregate principal amount of $15.0 million. The Note will accrue simple interest at a rate of 6% per annum and matures on September 27, 2027, unless earlier converted per the terms of the agreement. We have elected to apply the fair value option under Accounting Standards Codification ("ASC") No. 825, Financial Instruments, to account for the Note. As of September 30, 2022, the fair value of the Note was $12.0 million and is included in "Other non-current assets" on our Consolidated Balance Sheets.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2022	2021	2022
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(34.8)	$(511.7)	$(135.4)	$(590.8)
Weighted average shares outstanding:
Common stock	209.3	210.8	207.3	210.7
Number of shares used in per share computations	209.3	210.8	207.3	210.7
Net loss per share	$(0.17)	$(2.43)	$(0.65)	$(2.80)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 20.7 million and 24.2 million potential common shares from the computation of dilutive loss per share for the three months ended September 30, 2021 and 2022, respectively, and 20.7 million and 24.2 million potential shares for the nine months ended September 30, 2021 and 2022, respectively, because the effect would have been anti-dilutive.

4. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2021	September 30, 2022
Computers and equipment	$1,206.5	$1,108.3
Software	465.6	464.4
Furniture and fixtures	21.9	16.7
Buildings and leasehold improvements	512.9	477.8
Land	21.2	20.4
Property, equipment and software, at cost	2,228.1	2,087.6
Less: Accumulated depreciation	(1,413.4)	(1,392.1)
Work in process	12.0	12.0
Property, equipment and software, net	$826.7	$707.5

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

For the three and nine months ended September 30, 2022, we recognized property, equipment and software impairment charges of $15.3 million related to the OpenStack Public Cloud long-lived assets. See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for discussion of the long-lived asset impairment charges.

5. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment:

(In millions)	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total Consolidated
Balance as of December 31, 2021	$2,384.3	$322.5	$—	$2,706.8
Just Analytics acquisition	—	5.9	—	5.9
Impairment of goodwill	(405.2)	—	—	(405.2)
Foreign currency translation	(36.3)	(0.6)	—	(36.9)
Balance as of September 30, 2022	$1,942.8	$327.8	$—	$2,270.6

Gross goodwill	$2,643.0	$327.8	$52.4	$3,023.2
Less: Accumulated impairment charges	(700.2)	—	(52.4)	(752.6)
Goodwill, net as of September 30, 2022	$1,942.8	$327.8	$—	$2,270.6

As of September 30, 2022, our accumulated goodwill impairment charges totaled $752.6 million. See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for discussion of the goodwill impairment charge recorded during the three and nine months ended September 30, 2022.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2021			September 30, 2022
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,983.0	$(784.1)	$1,198.9	$1,948.2	$(897.8)	$1,050.4
Property tax abatement	16.0	(9.2)	6.8	15.7	(10.5)	5.2
Other	28.2	(17.4)	10.8	27.4	(20.9)	6.5
Total definite-lived intangible assets	2,027.2	(810.7)	1,216.5	1,991.3	(929.2)	1,062.1
Trade name (indefinite-lived)	250.0	—	250.0	229.0	—	229.0
Total intangible assets other than goodwill	$2,277.2	$(810.7)	$1,466.5	$2,220.3	$(929.2)	$1,291.1

During the three and nine months ended September 30, 2022 we recognized impairment charges of $21.0 million and $22.4 million related to our trade name indefinite-lived intangible asset and the OpenStack Public Cloud definite-lived intangible assets, respectively. For additional information, see the discussion of our impairment charges in Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

6. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2021		September 30, 2022
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
Term Loan Facility	February 15, 2028	3.50%	$2,282.8	5.62%	$2,265.5
Revolving Credit Facility	August 7, 2025	—%	—	—%	—
3.50% Senior Secured Notes	February 15, 2028	3.50%	550.0	3.50%	550.0
5.375% Senior Notes	December 1, 2028	5.375%	550.0	5.375%	550.0
Less: unamortized debt issuance costs			(36.3)		(32.1)
Less: unamortized debt discount			(12.6)		(11.1)
Total debt			3,333.9		3,322.3
Less: current portion of debt			(23.0)		(23.0)
Debt, excluding current portion			$3,310.9		$3,299.3
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

As of September 30, 2022, the interest rate on the Term Loan Facility was 5.62%. We are required to make quarterly principal payments of $5.8 million, which began on June 30, 2021. See Note 12, "Derivatives," for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

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

The fair value of the Term Loan Facility as of September 30, 2022 was $1,611.3 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of September 30, 2022, we were in compliance with all covenants under the Senior Facilities.

The Revolving Credit Facility matures on August 7, 2025. As of September 30, 2022, we had total commitments of $375.0 million and no outstanding borrowings under the Revolving Credit Facility or letters of credit issued thereunder.

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

As of September 30, 2022, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of September 30, 2022 was $360.3 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

As of September 30, 2022, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of September 30, 2022 was $250.3 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

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

During the three and nine months ended September 30, 2021, we incurred employee related costs, which consisted of one-time termination benefits and certain contractual termination benefits with executives, and other costs, which were accounted for as exit and disposal costs under ASC No. 420, Exit or Disposal Cost Obligations (“ASC 420”). Other costs consisted of professional fees and non-cash charges related to a contract termination with a third-party. These costs are recorded within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss, the components of which were as follows:

(In millions)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Employee related costs	$8.6	$11.1
Other	7.5	11.4
Total restructuring charges	$16.1	$22.5

A portion of the other costs are non-cash charges, representing $4.4 million and $5.4 million in the three and nine months ended September 30, 2021, respectively. These amounts are related to a contract termination with a third-party.

During the three and nine months ended September 30, 2022, we did not incur any material exit and disposal costs under ASC 420.

Liability activity for previously accrued restructuring costs that are expected to be settled in cash are presented in the table below.

(In millions)	Employee Related	Other	Total
Liability as of December 31, 2021	$7.1	$0.6	$7.7
Charges	—	—	—
Cash payments	(7.1)	(0.6)	(7.7)
Liability as of September 30, 2022	$—	$—	$—
Total cumulative costs incurred as of September 30, 2022	$13.8	$6.0	$19.8

We do not expect to incur any additional future ASC 420 exit and disposal costs related to the July 2021 Restructuring Plan.

9. Share Repurchase Program

On March 3, 2022, our board of directors authorized a program to repurchase up to $75.0 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable security laws. The program expires on September 30, 2023 and can be discontinued at any time. During the nine months ended September 30, 2022, we repurchased $31.0 million, or 3.1 million shares, of our common stock on the open market under this program. No shares were repurchased during the three months ended September 30, 2022. Shares purchased pursuant to the program are recorded as treasury stock at cost in the Consolidated Balance Sheets. As of September 30, 2022, approximately $44.0 million of the amount authorized by the board under the current program remained available for additional purchases.

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

During the nine months ended September 30, 2022, we granted 8.2 million restricted stock units ("RSUs") under the 2020 Incentive Plan with a weighted-average grant date fair value of $10.16. The majority of the RSUs were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service.

In addition, during the nine months ended September 30, 2022, 1.2 million performance stock units ("PSUs") were granted under the 2020 Incentive Plan with a weighted-average grant date fair value of $11.70. These PSUs represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on Rackspace’s Total Shareholder Return (“TSR”) relative to the TSR of a comparator group of IT and Cloud Services Companies. The awards are eligible to vest in equal annual installments over three years based on the attainment of the market condition and the employee’s continued service through the end of the applicable measurement period and were valued using a Monte Carlo simulation.

Share-based compensation expense recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2022	2021	2022
Cost of revenue	$4.0	$2.8	$13.2	$9.0
Selling, general and administrative expenses	15.1	16.6	43.5	50.5
Pre-tax share-based compensation expense	19.1	19.4	56.7	59.5
Less: Income tax benefit	(4.0)	(4.1)	(11.9)	(12.5)
Total share-based compensation expense, net of tax	$15.1	$15.3	$44.8	$47.0

As of September 30, 2022, there was $126.7 million of total unrecognized compensation cost related to stock options, RSUs, PSUs, and the ESPP, which will be recognized using the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

11. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three and nine months ended September 30, 2022, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with the goodwill impairment recorded in the third quarter, the majority of which was nondeductible for income tax purposes, as well as the net impact of the geographic distribution of our earnings and tax effects from nondeductible share-based compensation. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA introduces a new corporate minimum tax of 15% on global adjusted financial statement income. Additionally, the IRA imposes a 1% excise tax on stock repurchases made after December 31, 2022. We are currently evaluating the impact of the IRA but do not expect there will be a material impact to our consolidated financial statements.

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

As of December 31, 2021 and September 30, 2022, the cash flow hedge was highly effective.

The key terms of interest rate swaps are presented below:

Effective Date	Fixed Rate Paid (Received)	December 31, 2021		September 30, 2022
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2016:
February 3, 2017	1.9040%	$450.0	Active	$—	Matured	February 3, 2022
February 3, 2017	1.9040%	450.0	Active	—	Matured	February 3, 2022

Entered into December 2018:
February 3, 2019	2.7490%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2020	2.7350%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2021	2.7360%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2022	2.7800%	—	Terminated	—	Terminated	November 3, 2023

Entered into February 2021:
February 3, 2021	(1.9040)%	(900.0)	Active	—	Matured	February 3, 2022
February 9, 2021	2.3820%	1,350.0	Active	1,350.0	Active	February 9, 2026
Total		$1,350.0		$1,350.0

Our interest rate swap agreements, excluding the portion treated as debt, are recognized at fair value in the Consolidated Balance Sheets and are valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.

Fair Values of Derivatives on the Consolidated Balance Sheets

The fair values of our derivatives and their location on the Consolidated Balance Sheets as of December 31, 2021 and September 30, 2022 were as follows:

		December 31, 2021		September 30, 2022
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Other current assets (1)	$1.5	$—	$—	$—
Interest rate swaps	Other current liabilities	—	1.5	—	—
Total		$1.5	$1.5	$—	$—

Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$—	$—	$36.6	$—
Interest rate swaps	Other non-current assets	23.6	—	94.6	—
Interest rate swaps	Other current liabilities (2)	—	20.8	—	17.3
Interest rate swaps	Other non-current liabilities (3)	—	56.4	—	43.5
Total		$23.6	$77.2	$131.2	$60.8
(1)    The entire balance as of December 31, 2021 is comprised of the receive-fixed interest rate swap for which the fair value option has been elected.
(2)    The balance as of December 31, 2021 and September 30, 2022 includes $17.2 million and $17.3 million, respectively, related to the financing component of the pay-fixed interest rate swap.
(3)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2021			September 30, 2022
(In millions)	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$25.1	$(25.1)	$—	$131.2	$(60.8)	$70.4

Liabilities
Interest rate swaps	$78.7	$(25.1)	$53.6	$60.8	$(60.8)	$—

Effect of Derivatives on the Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2022 was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2021	2022	2021	2022
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest expense	$(4.9)	$(4.7)	$(14.3)	$(13.9)
Foreign currency contracts (1)	Other income (expense), net	$2.9	$—	$0.9	$—

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest expense	$(1.3)	$3.8	$(4.9)	$2.5
(1)    Relates to two foreign currency forward contracts settled on November 30, 2021. As of December 31, 2021 and September 30, 2022, we do not have any outstanding foreign currency hedging contracts.

Interest expense was $51.5 million and $52.3 million for the three months ended September 30, 2021 and 2022, respectively, and $154.6 million and $152.9 million for the nine months ended September 30, 2021 and 2022, respectively. As of September 30, 2022, the amount of cash flow hedge gain included within "Accumulated other comprehensive income (loss)" that is expected to be reclassified as a reduction to "Interest expense" over the next 12 months is approximately $24.9 million. See Note 13, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of September 30, 2022, our outstanding interest rate swap agreement was in a net asset position.

13. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Loss
Balance at June 30, 2021	$26.5	$(27.5)	$(1.0)
Foreign currency translation adjustments, net of tax benefit of $0.8	(8.8)	—	(8.8)
Unrealized gain on derivative contracts, net of tax expense of $0.2	—	0.6	0.6
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.6(1)	—	4.5	4.5
Balance at September 30, 2021	$17.7	$(22.4)	$(4.7)
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

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at June 30, 2022	$(5.6)	$50.7	$45.1
Foreign currency translation adjustments, net of tax benefit of $1.7	(22.5)	—	(22.5)
Unrealized gain on derivative contracts, net of tax expense of $10.8	—	31.4	31.4
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $0.2 (1)	—	0.6	0.6
Balance at September 30, 2022	$(28.1)	$82.7	$54.6
(1)     Include amortization of off-market swap value and accumulated loss at hedge de-designation of $4.7 million for the three months ended September 30, 2022, partially offset by a reduction to interest expense recognized of $3.9 million.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain (Loss) on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2021	$17.2	$(10.3)	$6.9
Foreign currency translation adjustments, net of tax benefit of $3.9	(45.3)	—	(45.3)
Unrealized gain on derivative contracts, net of tax expense of $29.2	—	84.7	84.7
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $2.9 (1)	—	8.3	8.3
Balance at September 30, 2022	$(28.1)	$82.7	$54.6
(1)     Includes amortization of off-market swap value and accumulated loss at hedge de-designation of $13.9 million for the nine months ended September 30, 2022, partially offset by a reduction to interest expense recognized of $2.7 million.

14. Related Party Transactions

Affiliates of ABRY Partners, LLC and ABRY Partners II, LLC (collectively, “ABRY”), are Term Loan Facility lenders under the First Lien Credit Agreement. As of September 30, 2022, the outstanding principal amount of the Term Loan Facility was $2,265.5 million, of which $56.2 million, or 2.5%, is due to ABRY affiliates. Investment funds affiliated with ABRY are also co-investors in Rackspace Technology.

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

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of consolidated segment gross profit to consolidated loss before income taxes for the three and nine months ended September 30, 2021 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2022	2021	2022
Revenue by segment:
Multicloud Services	$625.1	$649.7	$1,809.8	$1,923.1
Apps & Cross Platform	92.8	101.5	282.8	296.4
OpenStack Public Cloud	44.6	36.4	139.6	115.8
Total consolidated revenue	$762.5	$787.6	$2,232.2	$2,335.3

Segment gross profit:
Multicloud Services	$200.4	$167.2	$598.8	$538.7
Apps & Cross Platform	33.8	34.8	100.7	104.8
OpenStack Public Cloud	16.1	9.7	50.8	35.5
Total consolidated segment gross profit	250.3	211.7	750.3	679.0
Less:
Share-based compensation expense	(4.0)	(2.8)	(13.2)	(9.0)
Other compensation expense (1)	(0.4)	(0.4)	(2.1)	(1.6)
Purchase accounting impact on expense (2)	(1.2)	(0.6)	(3.6)	(2.1)
Restructuring and transformation expenses (3)	(13.0)	(0.8)	(28.9)	(9.2)
Selling, general and administrative expenses	(234.6)	(219.9)	(698.2)	(645.0)
Impairment of goodwill	—	(405.2)	—	(405.2)
Impairment of assets	—	(58.7)	—	(58.7)
Gain on sale of land	—	—	19.9	—
Interest expense	(51.5)	(52.3)	(154.6)	(152.9)
Loss on investments, net	—	(0.1)	(3.6)	(0.4)
Debt modification and extinguishment costs	—	—	(37.5)	—
Other income (expense), net	0.1	(6.0)	(1.1)	(15.5)
Total consolidated loss before income taxes	$(54.3)	$(535.1)	$(172.6)	$(620.6)

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

On July 21, 2021, we committed to an internal restructuring plan (the "July 2021 Restructuring Plan"), to drive a change in the type and location of certain positions that was expected to result in the termination of approximately 10% of our workforce. We recorded total charges of $1.0 million and $5.2 million for the three and nine months ended September 30, 2022, respectively, related to this restructuring plan which are not accounted for as exit and disposal costs under ASC 420, consisting primarily of one-time offshore build out costs. We recorded total charges of $34.1 million and $40.5 million for the three and nine months ended September 30, 2021, respectively, related to this restructuring plan. This included $16.1 million and $22.5 million for the three and nine months ended September 30, 2021 for employee related costs and other costs accounted for as exit and disposal costs under ASC 420 as described in Item 1 of Part I, Financial Statements - Note 8, "July 2021 Restructuring Plan." We do not expect to incur any further expenses related to the July 2021 Restructuring Plan.

Subsequent Events

For a description of subsequent events, see "Subsequent Events" in Item 1 of Part I, Financial Statements - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

Company Evaluating Strategic Alternatives

On May 10, 2022, we announced that following a recently completed in-depth strategic review and evaluation of various strategic options for our businesses, and also based on inbound interest for one of our product lines, we had concluded that a sum of the parts valuation of Rackspace Technology could be greater than our current enterprise value. This is in part driven by the attractive growth profile of Public Cloud. Accordingly, we evaluated strategic alternatives and other options and decided that continuing to execute our strategy in the hypergrowth multicloud market as a standalone company is our best path forward for value creation.

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

Our capital expenditures equaled 5% and 4% of our revenue for the three months ended September 30, 2021 and 2022, respectively, and 8% and 4% of our revenue for the nine months ended September 30, 2021 and 2022, respectively. While there is some variability in capital expenditures from quarter to quarter due to timing of purchases, we expect to maintain current capex intensity levels over the longer term.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2022

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended September 30,				Year-Over-Year Comparison
	2021		2022
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$762.5	100.0%	$787.6	100.0%	$25.1	3.3%
Cost of revenue	(530.8)	(69.6)%	(580.5)	(73.7)%	(49.7)	9.4%
Gross profit	231.7	30.4%	207.1	26.3%	(24.6)	(10.6)%
Selling, general and administrative expenses	(234.6)	(30.8)%	(219.9)	(27.9)%	14.7	(6.3)%
Impairment of goodwill	—	—%	(405.2)	(51.4)%	(405.2)	100.0%
Impairment of assets	—	—%	(58.7)	(7.5)%	(58.7)	100.0%
Loss from operations	(2.9)	(0.4)%	(476.7)	(60.5)%	(473.8)	NM
Other income (expense):
Interest expense	(51.5)	(6.8)%	(52.3)	(6.6)%	(0.8)	1.6%
Loss on investments, net	—	—%	(0.1)	(0.0)%	(0.1)	100.0%
Other income (expense), net	0.1	0.0%	(6.0)	(0.8)%	(6.1)	NM
Total other income (expense)	(51.4)	(6.7)%	(58.4)	(7.4)%	(7.0)	13.6%
Loss before income taxes	(54.3)	(7.1)%	(535.1)	(67.9)%	(480.8)	NM
Benefit for income taxes	19.5	2.5%	23.4	3.0%	3.9	20.0%
Net loss	$(34.8)	(4.6)%	$(511.7)	(65.0)%	$(476.9)	NM
NM = not meaningful.

Revenue

Revenue increased $25 million, or 3.3%, to $788 million in the three months ended September 30, 2022 from $763 million in the three months ended September 30, 2021. Revenue was positively impacted by new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue increased 5.3% year-over-year. The following table presents revenue growth by segment:

	Three Months Ended September 30,		% Change
(In millions, except %)	2021	2022	Actual	Constant Currency (1)
Multicloud Services	$625.1	$649.7	3.9%	6.0%
Apps & Cross Platform	92.8	101.5	9.4%	10.4%
Core Revenue	717.9	751.2	4.6%	6.6%
OpenStack Public Cloud	44.6	36.4	(18.4)%	(16.2)%
Total	$762.5	$787.6	3.3%	5.3%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in the three months ended September 30, 2022 increased 4% on an actual basis, and 6% on a constant currency basis, from the three months ended September 30, 2021. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Offerings in this segment with the strongest growth include managed public cloud services on AWS, Microsoft Azure and Google Cloud, and Rackspace Services for VMware Cloud.

Apps & Cross Platform revenue in the three months ended September 30, 2022 increased 9% on an actual basis, and 10% on a constant currency basis, from the three months ended September 30, 2021, driven by growth in professional services across our SaaS applications and data services offerings.

OpenStack Public Cloud revenue in the three months ended September 30, 2022 decreased 18% on an actual basis, and 16% on a constant currency basis, from the three months ended September 30, 2021 due to customer churn.

Cost of Revenue

Cost of revenue increased $50 million, or 9%, to $581 million in the three months ended September 30, 2022 from $531 million in the three months ended September 30, 2021, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings. The increase in expense was partially offset by a decline in personnel costs primarily due to cost savings as a result of shifting roles to lower-cost locations as part of our continued focus on business optimization initiatives, including the July 2021 Restructuring Plan. In addition, there was a year-over-year decrease in depreciation expense primarily related to certain property, equipment and software reaching the end of its useful life for depreciation purposes as we shift towards faster-growing, value-added service offerings which have significantly lower capital requirements than our legacy capital-intensive revenue streams.

As a percentage of revenue, cost of revenue increased 410 basis points in the three months ended September 30, 2022 to 73.7% from 69.6% in the three months ended September 30, 2021, primarily driven by a 580 basis point increase in usage charges for third-party infrastructure, partially offset by a decrease related to personnel costs and depreciation expense.

Gross Profit and Non-GAAP Gross Profit

Our consolidated gross profit was $207 million in the three months ended September 30, 2022, a decrease of $25 million from $232 million in the three months ended September 30, 2021. Our Non-GAAP Gross Profit was $212 million in the three months ended September 30, 2022, a decrease of $39 million from $250 million in the three months ended September 30, 2021. Non-GAAP Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 26.3% in the three months ended September 30, 2022, a decrease of 410 basis points from 30.4% in the three months ended September 30, 2021.

The table below presents a reconciliation of total consolidated gross profit to Non-GAAP Gross Profit, which represents the total of our individual segment gross profit measures.

	Three Months Ended September 30,
(In millions)	2021	2022
Total consolidated gross profit	$231.7	$207.1
Share-based compensation expense	4.0	2.8
Other compensation expense (1)	0.4	0.4
Purchase accounting impact on expense (2)	1.2	0.6
Restructuring and transformation expenses (3)	13.0	0.8
Non-GAAP Gross Profit	$250.3	$211.7

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(3)
Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses. This amount also includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

Our segment gross profit and gross margin for the periods indicated, and the change in gross profit between periods is shown in the table below:

	Three Months Ended September 30,				Year-Over-Year Comparison
(In millions, except %)	2021		2022
Segment gross profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$200.4	32.1%	$167.2	25.7%	$(33.2)	(16.6)%
Apps & Cross Platform	33.8	36.4%	34.8	34.3%	1.0	3.0%
OpenStack Public Cloud	16.1	36.1%	9.7	26.6%	(6.4)	(39.8)%
Non-GAAP Gross Profit	$250.3		$211.7		$(38.6)	(15.4)%

Multicloud Services gross profit decreased 17% in the three months ended September 30, 2022 from the three months ended September 30, 2021. Segment gross profit as a percentage of segment revenue decreased by 640 basis points, reflecting a 14% increase in segment cost of revenue and a 4% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs due to the increase in revenue in our growth offerings resulting in a larger proportion of these services within this segment, partially offset by lower personnel and depreciation expense.

Apps & Cross Platform gross profit increased 3% in the three months ended September 30, 2022 from the three months ended September 30, 2021. Segment gross profit as a percentage of segment revenue decreased by 210 basis points, reflecting a 13% increase in segment cost of revenue and a 9% increase in segment revenue. The increase in cost of revenue was primarily driven by the segment’s higher business volume as well as higher third-party infrastructure costs.

OpenStack Public Cloud gross profit decreased 40% in the three months ended September 30, 2022 from the three months ended September 30, 2021 due to customer churn. Segment gross profit as a percentage of segment revenue decreased by 950 basis points, reflecting an 18% decrease in segment revenue, partially offset by a 6% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from Non-GAAP Gross Profit was $4.6 million in the three months ended September 30, 2022, a decrease of $14.0 million from $18.6 million in the three months ended September 30, 2021, reflecting lower restructuring and transformation expenses, share-based compensation expense, and purchase accounting adjustments.

For more information about our segment gross profit, see Item 1 of Part I, Financial Statements - Note 15, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $15 million, or 6%, to $220 million in the three months ended September 30, 2022 from $235 million in the three months ended September 30, 2021, due to a decline in personnel costs from cost savings as a result of shifting roles to lower-cost locations as part of our continued focus on business optimization initiatives. The prior period included $16 million of restructuring charges related to the July 2021 Restructuring Plan accounted for as exit and disposal costs under ASC 420, of which $9 million were personnel related costs. There were also reductions in costs related to other business optimization and integration initiatives compared to the prior period, as well as lower amortization expense related to certain intangible assets reaching the end of their useful life. These reductions in expense were partially offset by an increase in travel expense as a result of the easing of COVID-19 restrictions.

As a percentage of revenue, selling, general and administrative expenses decreased 290 basis points, to 27.9% in the three months ended September 30, 2022 from 30.8% in the three months ended September 30, 2021, for the reasons discussed above.

Impairment of Goodwill

We performed an interim goodwill impairment analysis as of September 1, 2022 based on our assessment of several events and circumstances that affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. In addition, as of September 1, 2022, we lowered our projected operating results primarily due to product mix shifts and market concerns related to inflation, supply chain disruption issues and other macroeconomic factors. As a result, we determined that the carrying value of our Multicloud Services reporting unit exceeded its fair value and recorded an impairment of goodwill of $405 million in the three months ended September 30, 2022. There was no such impairment in the three months ended September 30, 2021. See Item 1 of Part I, Financial Statements - Note 5, "Goodwill and Intangible Assets" for further discussion.

Impairment of Assets

We also evaluated our indefinite-lived intangible asset and long-lived assets for impairment as of September 1, 2022. As a result of these evaluations, we recorded total impairment charges of $59 million in the three months ended September 30, 2022, consisting of a $21 million impairment of our indefinite-lived intangible asset and a $38 million impairment of OpenStack Public Cloud long-lived assets. There were no such impairments in the three months ended September 30, 2021. See Item 1 of Part I, Financial Statements - Note 4, "Property, Equipment and Software, net" and Note 5, "Goodwill and Intangible Assets" for further discussion.

Other Income (Expense), Net

We had $6 million of other expense in the three months ended September 30, 2022 primarily due to foreign currency transaction losses.

Benefit for Income Taxes

Our income tax benefit was $23 million in the three months ended September 30, 2022 and $20 million in the three months ended September 30, 2021. Our effective tax rate was 4.4% in the three months ended September 30, 2022 and 35.8% in the three months ended September 30, 2021. The decrease in the effective tax rate year-over-year is primarily due to the tax impact associated with the goodwill impairment recorded in the third quarter of 2022, the geographic distribution of profits, which in the three months ended September 30, 2021, included the release of historic tax reserves, and application of the global intangible low taxed income (“GILTI”) provisions that were implemented with the Tax Cuts and Jobs Act that was passed on December 22, 2017. The difference between the effective tax rate and the statutory rate for the three months ended September 30, 2022 is primarily due to the tax impact associated with the goodwill impairment, the geographic distribution of profits and tax effects from nondeductible share-based compensation. The majority of the goodwill impairment recorded in the third quarter of 2022 was nondeductible for income tax purposes.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2022

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Nine Months Ended September 30,				Year-Over-Year Comparison
	2021		2022
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$2,232.2	100.0%	$2,335.3	100.0%	$103.1	4.6%
Cost of revenue	(1,529.7)	(68.5)%	(1,678.2)	(71.9)%	(148.5)	9.7%
Gross profit	702.5	31.5%	657.1	28.1%	(45.4)	(6.5)%
Selling, general and administrative expenses	(698.2)	(31.3)%	(645.0)	(27.6)%	53.2	(7.6)%
Impairment of goodwill	—	—%	(405.2)	(17.3)%	(405.2)	100.0%
Impairment of assets	—	—%	(58.7)	(2.5)%	(58.7)	100.0%
Gain on sale of land	19.9	0.9%	—	—%	(19.9)	(100.0)%
Income (loss) from operations	24.2	1.1%	(451.8)	(19.3)%	(476.0)	NM
Other income (expense):
Interest expense	(154.6)	(6.9)%	(152.9)	(6.5)%	1.7	(1.1)%
Loss on investments, net	(3.6)	(0.2)%	(0.4)	(0.0)%	3.2	(88.9)%
Debt modification and extinguishment costs	(37.5)	(1.7)%	—	—%	37.5	(100.0)%
Other expense, net	(1.1)	(0.0)%	(15.5)	(0.7)%	(14.4)	NM
Total other income (expense)	(196.8)	(8.8)%	(168.8)	(7.2)%	28.0	(14.2)%
Loss before income taxes	(172.6)	(7.7)%	(620.6)	(26.6)%	(448.0)	NM
Benefit for income taxes	37.2	1.7%	29.8	1.3%	(7.4)	(19.9)%
Net loss	$(135.4)	(6.1)%	$(590.8)	(25.3)%	$(455.4)	NM
NM = not meaningful.

Revenue

Revenue increased $103 million, or 4.6%, to $2,335 million in the nine months ended September 30, 2022 from $2,232 million in the nine months ended September 30, 2021. Revenue was positively impacted by new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue increased 5.9% year-over-year. The following table presents revenue growth by segment:

	Nine Months Ended September 30,		% Change
(In millions, except %)	2021	2022	Actual	Constant Currency (1)
Multicloud Services	$1,809.8	$1,923.1	6.3%	7.7%
Apps & Cross Platform	282.8	296.4	4.8%	5.5%
Core Revenue	2,092.6	2,219.5	6.1%	7.4%
OpenStack Public Cloud	139.6	115.8	(17.1)%	(15.7)%
Total	$2,232.2	$2,335.3	4.6%	5.9%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in the nine months ended September 30, 2022 increased 6%, on an actual basis, and 8% on a constant currency basis, from the nine months ended September 30, 2021. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Offerings in this segment with the strongest growth include managed public cloud services on AWS, Microsoft Azure and Google Cloud, and Rackspace Services for VMware Cloud.

Apps & Cross Platform revenue in the nine months ended September 30, 2022 increased 5% on an actual basis, and 6% on a constant currency basis, from the nine months ended September 30, 2021, driven by growth in professional services across our SaaS applications and data services offerings, partially offset by the discontinuation of a non-core line of business in 2021.

OpenStack Public Cloud revenue in the nine months ended September 30, 2022 decreased 17% on an actual basis, and 16% on a constant currency basis, from the nine months ended September 30, 2021 due to customer churn.

Cost of Revenue

Cost of revenue increased $149 million, or 10%, to $1,678 million in the nine months ended September 30, 2022 from $1,530 million in the nine months ended September 30, 2021, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings. The increase in expense was partially offset by a decline in personnel costs primarily due to cost savings as a result of shifting roles to lower-cost locations as part of our continued focus on business optimization initiatives, including the July 2021 Restructuring Plan. We also had higher severance in the prior period. In addition, there were year-over-year data center expense reductions as a result of initiatives to lower our cost structure, which included the consolidation of data center facilities. Depreciation expense also decreased between periods primarily due to certain property, equipment and software reaching the end of its useful life for depreciation purposes as we shift towards faster-growing, value-added service offerings which have significantly lower capital requirements than our legacy capital-intensive revenue streams.

As a percentage of revenue, cost of revenue increased 340 basis points in the nine months ended September 30, 2022 to 71.9% from 68.5% in the nine months ended September 30, 2021, primarily driven by a 710 basis point increase in usage charges for third-party infrastructure, partially offset by a decrease related to personnel costs, data center, and depreciation expense.

Gross Profit and Non-GAAP Gross Profit

Our consolidated gross profit was $657 million in the nine months ended September 30, 2022, a decrease of $45 million from $703 million in the nine months ended September 30, 2021. Our Non-GAAP Gross Profit was $679 million in the nine months ended September 30, 2022, a decrease of $71 million from $750 million in the nine months ended September 30, 2021. Non-GAAP Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 28.1% in the nine months ended September 30, 2022, a decrease of 340 basis points from 31.5% in the nine months ended September 30, 2021.

The table below presents a reconciliation of total consolidated gross profit to Non-GAAP Gross Profit, which represents the total of our individual segment gross profit measures.

	Nine Months Ended September 30,
(In millions)	2021	2022
Total consolidated gross profit	$702.5	$657.1
Share-based compensation expense	13.2	9.0
Other compensation expense (1)	2.1	1.6
Purchase accounting impact on expense (2)	3.6	2.1
Restructuring and transformation expenses (3)	28.9	9.2
Non-GAAP Gross Profit	$750.3	$679.0

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(3)
Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses. This amount also includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

Our segment gross profit and gross margin for the periods indicated, and the change in gross profit between periods is shown in the table below:

	Nine Months Ended September 30,				Year-Over-Year Comparison
(In millions, except %)	2021		2022
Segment gross profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$598.8	33.1%	$538.7	28.0%	$(60.1)	(10.0)%
Apps & Cross Platform	100.7	35.6%	104.8	35.4%	4.1	4.1%
OpenStack Public Cloud	50.8	36.4%	35.5	30.7%	(15.3)	(30.1)%
Non-GAAP Gross Profit	$750.3		$679.0		$(71.3)	(9.5)%

Multicloud Services gross profit decreased 10% in the nine months ended September 30, 2022 from the nine months ended September 30, 2021. Segment gross profit as a percentage of segment revenue decreased by 510 basis points, reflecting a 14% increase in segment cost of revenue and a 6% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs due to the increase in revenue in our growth offerings resulting in a larger proportion of these services within this segment, partially offset by lower personnel, data center, and depreciation expense.

Apps & Cross Platform gross profit increased 4% in the nine months ended September 30, 2022 from the nine months ended September 30, 2021. Segment gross profit as a percentage of segment revenue decreased by 20 basis points, reflecting a 5% increase in segment cost of revenue and a 5% increase in segment revenue.

OpenStack Public Cloud gross profit decreased 30% in the nine months ended September 30, 2022 from the nine months ended September 30, 2021, due to customer churn. Segment gross profit as a percentage of segment revenue decreased by 570 basis points, reflecting a 17% decrease in segment revenue, partially offset by a 10% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from Non-GAAP gross profit was $21.9 million in the nine months ended September 30, 2022, a decrease of $25.9 million from $47.8 million in the nine months ended September 30, 2021, reflecting lower restructuring and transformation expenses, share-based and other compensation expense, and purchase accounting adjustments.

For more information about our segment gross profit, see Item 1 of Part I, Financial Statements - Note 15, "Segment Reporting."

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $53 million, or 8%, to $645 million in the nine months ended September 30, 2022 from $698 million in the nine months ended September 30, 2021, due to a decline in personnel costs from cost savings as a result of shifting roles to lower-cost locations as part of our continued focus on business optimization initiatives. We also had lower severance expense, partially offset by higher share-based compensation expense between periods. The prior period included $23 million of restructuring charges related to the July 2021 Restructuring Plan accounted for as exit and disposal costs under ASC 420, of which $11 million were personnel related costs. There were also reductions in costs related to other business optimization and integration initiatives compared to the prior period, as well as lower amortization expense related to certain intangible assets reaching the end of their useful life. These reductions in expense were partially offset by an increase in travel expense as a result of the easing of COVID-19 restrictions.

As a percentage of revenue, selling, general and administrative expenses decreased 370 basis points, to 27.6% in the nine months ended September 30, 2022 from 31.3% in the nine months ended September 30, 2021, for the reasons discussed above.

Impairment of Goodwill

We performed an interim goodwill impairment analysis as of September 1, 2022 based on our assessment of several events and circumstances that affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. In addition, as of September 1, 2022, we lowered our projected operating results primarily due to product mix shifts and market concerns related to inflation, supply chain disruption issues and other macroeconomic factors. As a result, we determined that the carrying value of our Multicloud Services reporting unit exceeded its fair value and recorded an impairment of goodwill of $405 million in the nine months ended September 30, 2022. There was no such impairment in the nine months ended September 30, 2021. See Item 1 of Part I, Financial Statements - Note 5, "Goodwill and Intangible Assets" for further discussion.

Impairment of Assets

We also evaluated our indefinite-lived intangible asset and long-lived assets for impairment as of September 1, 2022. As a result of these evaluations, we recorded total impairment charges of $59 million in the nine months ended September 30, 2022, consisting of a $21 million impairment of our indefinite-lived intangible asset and a $38 million impairment of OpenStack Public Cloud long-lived assets. There were no such impairments in the nine months ended September 30, 2021. See Item 1 of Part I, Financial Statements - Note 4, "Property, Equipment and Software, net" and Note 5, "Goodwill and Intangible Assets" for further discussion.

Gain on Sale of Land

In January 2021, we recorded a $20 million gain related to the sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers, as further discussed in Item 1 of Part I, Financial Statements - Note 4, "Property, Equipment and Software, net."

Interest Expense

Interest expense decreased $2 million to $153 million in the nine months ended September 30, 2022 from $155 million in the nine months ended September 30, 2021, primarily driven by a reduction in total debt outstanding and lower interest rates as a result of the February 2021 Refinancing Transaction.

Debt Modification and Extinguishment Costs

In the nine months ended September 30, 2021 we recorded $37 million and $0.5 million of debt modification and extinguishment costs related to the February 2021 Refinancing Transaction and termination of the Receivables Financing Facility, respectively, as further discussed in Item 1 of Part I, Financial Statements - Note 6, "Debt."

Other Expense, Net

The increase in other expense, net to $16 million in the nine months ended September 30, 2022 from $1 million in the nine months ended September 30, 2021 is primarily related to foreign currency transaction losses.

Benefit for Income Taxes

Our income tax benefit decreased to $30 million in the nine months ended September 30, 2022 from $37 million in the nine months ended September 30, 2021. Our effective tax rate decreased from 21.5% in the nine months ended September 30, 2021 to 4.8% in the nine months ended September 30, 2022. The decrease in the effective tax rate year-over-year and the difference between the effective tax rate for the nine months ended September 30, 2022 and the statutory rate are primarily due to the tax impact associated with the goodwill impairment recorded in the third quarter of 2022, the majority of which was nondeductible for income tax purposes, geographic distribution of profits and tax effects from nondeductible share-based compensation.

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

The following table presents, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2022			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$625.1	$649.7	$13.1	$662.8	3.9%	6.0%
Apps & Cross Platform	92.8	101.5	0.9	102.4	9.4%	10.4%
OpenStack Public Cloud	44.6	36.4	1.0	37.4	(18.4)%	(16.2)%
Total	$762.5	$787.6	$15.0	$802.6	3.3%	5.3%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2022			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$1,809.8	$1,923.1	$25.2	$1,948.3	6.3%	7.7%
Apps & Cross Platform	282.8	296.4	1.9	298.3	4.8%	5.5%
OpenStack Public Cloud	139.6	115.8	1.9	117.7	(17.1)%	(15.7)%
Total	$2,232.2	$2,335.3	$29.0	$2,364.3	4.6%	5.9%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

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

The following tables present a reconciliation of Non-GAAP Net Income, Non-GAAP Operating Profit and Adjusted EBITDA to the most directly comparable GAAP financial measures:

Net loss reconciliation to Non-GAAP Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2022	2021	2022
Net loss	$(34.8)	$(511.7)	$(135.4)	$(590.8)
Share-based compensation expense	19.1	19.4	56.7	59.5
Special bonuses and other compensation expense (a)	2.1	2.4	9.1	8.2
Transaction-related adjustments, net (b)	6.5	2.4	21.8	9.6
Restructuring and transformation expenses (c)	55.2	26.1	132.9	74.3
Impairment of goodwill	—	405.2	—	405.2
Impairment of assets	—	58.7	—	58.7
Gain on sale of land	—	—	(19.9)	—
Net loss on divestiture and investments (d)	—	0.1	3.6	0.4
Debt modification and extinguishment costs (e)	—	—	37.5	—
Other (income) expense, net (f)	(0.1)	6.0	1.1	15.5
Amortization of intangible assets (g)	43.9	42.0	137.4	126.4
Tax effect of non-GAAP adjustments (h)	(38.3)	(30.6)	(91.2)	(65.6)
Non-GAAP Net Income	$53.6	$20.0	$153.6	$101.4

Income (loss) from operations reconciliation to Non-GAAP Operating Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2022	2021	2022
Income (loss) from operations	$(2.9)	$(476.7)	$24.2	$(451.8)
Share-based compensation expense	19.1	19.4	56.7	59.5
Special bonuses and other compensation expense (a)	2.1	2.4	9.1	8.2
Transaction-related adjustments, net (b)	6.5	2.4	21.8	9.6
Restructuring and transformation expenses (c)	55.2	26.1	132.9	74.3
Impairment of goodwill	—	405.2	—	405.2
Impairment of assets	—	58.7	—	58.7
Gain on sale of land	—	—	(19.9)	—
Amortization of intangible assets (g)	43.9	42.0	137.4	126.4
Non-GAAP Operating Profit	$123.9	$79.5	$362.2	$290.1

Net loss reconciliation to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2022	2021	2022
Net loss	$(34.8)	$(511.7)	$(135.4)	$(590.8)
Share-based compensation expense	19.1	19.4	56.7	59.5
Special bonuses and other compensation expense (a)	2.1	2.4	9.1	8.2
Transaction-related adjustments, net (b)	6.5	2.4	21.8	9.6
Restructuring and transformation expenses (c)	55.2	26.1	132.9	74.3
Impairment of goodwill	—	405.2	—	405.2
Impairment of assets	—	58.7	—	58.7
Gain on sale of land	—	—	(19.9)	—
Net loss on divestiture and investments (d)	—	0.1	3.6	0.4
Debt modification and extinguishment costs (e)	—	—	37.5	—
Other (income) expense, net (f)	(0.1)	6.0	1.1	15.5
Interest expense	51.5	52.3	154.6	152.9
Benefit for income taxes	(19.5)	(23.4)	(37.2)	(29.8)
Depreciation and amortization (i)	103.1	96.6	317.8	296.1
Adjusted EBITDA	$183.1	$134.1	$542.6	$459.8

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

(c)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, facility closure costs, and lease termination expenses. This amount also includes employee related costs and other costs related to the July 2021 Restructuring Plan of $16.1 million and $22.5 million for the three and nine months ended September 30, 2021, respectively, which are accounted for as exit and disposal costs under ASC 420. In addition, it includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2021	2022	2021	2022
Net loss attributable to common stockholders	$(34.8)	$(511.7)	$(135.4)	$(590.8)
Non-GAAP Net Income	$53.6	$20.0	$153.6	$101.4

Weighted average number of shares - Diluted	209.3	210.8	207.3	210.7
Effect of dilutive securities (a)	2.6	0.2	4.8	0.5
Non-GAAP weighted average number of shares - Diluted	211.9	211.0	212.1	211.2

Net loss per share - Diluted	$(0.17)	$(2.43)	$(0.65)	$(2.80)
Per share impacts of adjustments to net loss (b)	0.42	2.52	1.39	3.29
Per share impacts of shares dilutive after adjustments to net loss (a)	(0.00)	0.01	(0.02)	(0.01)
Non-GAAP EPS	$0.25	$0.10	$0.72	$0.48

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

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the Revolving Credit Facility. As of September 30, 2022, the Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn as of September 30, 2022. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Facilities, the 5.375% Senior Notes and the 3.50% Senior Secured Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

On March 3, 2022, our board of directors authorized a program to repurchase up to $75 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable security laws. During the nine months ended September 30, 2022, we repurchased $31 million, or 3.1 million shares, of our common stock on the open market under this program. As of September 30, 2022, approximately $44 million of the amount authorized by the board under the current program remained available for additional purchases.

At September 30, 2022, we held $249 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $150 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $76 million outstanding with respect to these arrangements as of September 30, 2022. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $510 million outstanding with respect to operating and finance lease agreements as of September 30, 2022. We may choose to utilize such leasing arrangements in future periods.

As of September 30, 2022, we had $3,366 million aggregate principal amount outstanding under our Term Loan Facility, 5.375% Senior Notes, and 3.50% Senior Secured Notes, with $375 million of borrowing capacity available under the Revolving Credit Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for LIBOR loans and at the end of every calendar quarter for base rate loans. As of September 30, 2022, the interest rate on the Term Loan Facility was 5.62%. We are required to make quarterly amortization payments of $5.8 million, which began on June 30, 2021. The Revolving Credit Facility includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This fee is subject to one step-down based on the net first lien leverage ratio. The Senior Facilities require us to make certain mandatory prepayments under certain conditions defined in the credit agreement.

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

As of September 30, 2022, $2,266 million aggregate principal amount of the Term Loan Facility remained outstanding. See Item 1 of Part I, Financial Statements - Note 6, "Debt," for more information regarding our Senior Facilities and the February 2021 Refinancing Transaction.

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

As of September 30, 2022, $550 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

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

As of September 30, 2022, $550 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

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

As of September 30, 2022, we were in compliance with all covenants under the Senior Facilities and the Indentures.

Capital Expenditures

The following table sets forth a summary of our capital expenditures for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2021	2022
Customer gear	$104.9	$53.7
Data center build outs	10.6	2.5
Office build outs	1.9	—
Capitalized software and other projects	58.3	42.8
Total capital expenditures	$175.7	$99.0

Capital expenditures were $99 million in the nine months ended September 30, 2022, compared to $176 million in the nine months ended September 30, 2021, a decrease of $77 million. The decrease in capitalized customer gear is due to the continued mix shift of our revenues from high capital intensity service offerings to low capital intensity service offerings. The decrease in capitalized software and other projects is driven by the shift of internal software development work to lower cost geographies. Capital expenditures were also particularly higher in the prior year period due to the renewal of multi-year, enterprise storage and software license agreements.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2021	2022
Cash provided by operating activities	$311.2	$219.2
Cash used in investing activities	$(52.2)	$(83.5)
Cash used in financing activities	$(101.6)	$(148.8)

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

Net cash provided by operating activities decreased $92 million, or 30%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily driven by a $284 million increase in operating expense payments, largely for third-party infrastructure costs. Partially offsetting this reduction in cash provided by operating activities was a $62 million decrease in employee-related payments mainly due to a shift in headcount to our offshore service centers. In addition, there was a $122 million increase in cash collections, primarily reflecting higher revenue levels and an increased focus on collection efforts with customers, and to a lesser extent, timing of collections.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities increased $31 million, or 60%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This was mainly due to the receipt of net proceeds of $31 million in the prior year from the January 2021 sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers. During the nine months ended September 30, 2022, we made an $8 million cash payment in connection with the acquisition of Just Analytics and a $15 million payment for the purchase of a convertible promissory note that matures in 2027. These outflows in the current year period were offset by a $22 million reduction in cash purchases of property, equipment, and software year-over-year.

Cash Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities increased $47 million, or 46%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The change was primarily driven by a $49 million reduction in proceeds from employee stock plans year-over-year. The remaining variance includes $31 million in common stock share repurchases as part of the program authorized in March 2022, a $14 million increase in finance lease principal payments, and a $4 million increase in payments on the financing component of our interest rate swap during the nine months ended September 30, 2022. These drivers were partially offset by a $51 million reduction in net payments related to long-term debt activity between periods, including debt issuance costs. The nine months ended September 30, 2021 included the February 2021 Refinancing Transaction and a $65 million repayment on the now terminated Receivables Financing Facility, while the current period only includes quarterly principal payments on our Term Loan Facility.

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

Application of the goodwill and other indefinite-lived intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. We test goodwill and our indefinite-lived intangible asset, the Rackspace trade name, for impairment on an annual basis as of October 1st or more frequently if events or circumstances indicate a potential impairment. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition. Potential impairment indicators may also include, but are not limited to, (i) the results of our most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, if any, and (iv) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital, volatility in the equity and debt markets, or fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations.

Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Assets and liabilities are assigned to each of our reporting units if they are employed by a reporting unit and are considered in the determination of the reporting unit fair value. Certain assets and liabilities are shared by multiple reporting units, and thus, are allocated to each reporting unit based on the relative size of a reporting unit, primarily based on revenue. We have two reporting units with goodwill: Multicloud Services and Apps & Cross Platform. Goodwill allocated to our third reporting unit, OpenStack Public Cloud, was fully impaired during the fourth quarter of 2021.

We estimate the fair values of our reporting units and the Rackspace trade name using the discounted cash flow method and relief-from-royalty method, respectively. These calculations require the use of significant estimates and assumptions, such as: (i) the royalty rate; (ii) the estimation of future revenue and projected margins, which are dependent on internal cash flow forecasts; (iii) estimation of the terminal growth rates and capital spending; and (iv) determination of discount rates. The discount rates used are based on our weighted average cost of capital and are adjusted for risks and uncertainties inherent in our business and in our estimation of future cash flows. As part of the goodwill impairment test, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units, including OpenStack Public Cloud. The estimates and assumptions used to calculate the fair value of our reporting units and the Rackspace trade name from year to year are based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could produce materially different results.

As of September 1, 2022, after considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting unit as of September 1, 2022, for which we engaged a third-party valuation specialist to assist.

For the interim quantitative goodwill impairment analysis performed as of September 1, 2022, we utilized the income approach to determine the fair value of our reporting units. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows. The discounted cash flow models reflect our assumptions regarding revenue growth rates, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of our reporting units. The terminal period growth rate is selected based on economic conditions and consideration of growth rates used in the forecast period and historical performance of the reporting unit. We utilized a range of our weighted-average cost of capital of 10.0% to 12.0% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of September 1, 2022. As a result of our interim goodwill impairment test performed as of September 1, 2022, we determined that the carrying amount of our Multicloud Services reporting unit exceeded its fair value and recorded a goodwill impairment charge of $405 million, which is included in "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022. The impairment was driven by deteriorating forecasted margins and cash flows within this reporting unit primarily due to slower than anticipated product mix shifts. The Apps & Cross Platform reporting unit was determined to have a fair value that exceeded its carrying value by approximately 15% and therefore no impairment was recognized.

We performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting unit by utilizing changes in assumptions that reflect reasonably likely future changes in the discount rate used in the weighted-average cost of capital calculation and the terminal growth rate. Assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in decreases in fair value of our Multicloud Services and Apps & Cross Platform reporting units of approximately $235 million and $33 million, respectively.

As of September 1, 2022, due to the factors discussed above, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method. Significant estimates and assumptions included in the relief from royalty method are expectations of revenue growth rates, and selection of royalty rate and discount rate. We utilized a royalty rate of 0.5% and a discount rate of 10.7%. We determined the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $21 million non-cash impairment charge, which is included in "Impairment of assets" in our Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022.

The fair value determination of our reporting units and our indefinite-lived intangible asset is judgmental in nature and requires the use of estimates and assumptions that are sensitive to changes. Assumptions include estimation of the royalty rate, estimation of future revenue and projected margins, which are dependent on internal cash flow forecasts, estimation of the terminal growth rates and capital spending, and determination of discount rates. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) volatility in the equity and debt markets or other macroeconomic factors, (ii) an increase in the weighted-average cost of capital due to further increases in interest rates, (iii) decrease in future cash flows due to lower than expected sales, or (iv) fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations. Accordingly, if our current cash flow assumptions are not realized, we experience further sustained declines in our stock price or market capitalization, or increases in costs of capital, it is possible that an additional impairment charge may be recorded in the future, which could be material.

Long-Lived Assets

As of September 1, 2022, due to the factors discussed above, we performed an interim impairment review of the recoverability of our long-lived assets by asset group. Based on the results of the recoverability test, we determined that, as of September 1, 2022, the fair value of the OpenStack Public Cloud asset group’s underlying assets was less than the carrying value. Fair values of the OpenStack Public Cloud long-lived assets were determined using the cost approach. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. Estimates of floor values for the property, equipment and software, net, were considered relative to potential economic support for the assets such that the concluded value did not fall below the estimated floor value of these assets. We concluded that the carrying value of the OpenStack Public Cloud long-lived assets, including customer relationship intangibles and property, equipment and software, net, were impaired and recorded non-cash impairment charges of $38 million, which is included in "Impairment of assets" in our Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities, which includes our $375 million Revolving Credit Facility and $2,266 million outstanding under the Term Loan Facility. As of September 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $2,266 million outstanding under the Term Loan Facility. As of September 30, 2022, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities.

Our Term Loan Facility bears interest at an annual rate equal to an applicable margin plus three-month LIBOR, subject to a 0.75% floor. We have entered into interest rate swap agreements indexed to three-month LIBOR in order to manage our risk from fluctuations in three-month LIBOR above the 0.75% floor. During the nine months ended September 30, 2022, three of these swap agreements matured. The fixed rate for the remaining swap agreement is presented in the table below. As of September 30, 2022, the interest rate on the Term Loan Facility was 5.62%, equal to an applicable margin of 2.75% plus three-month LIBOR for the interest period of 2.87%.

The key terms of the swap outstanding as of September 30, 2022 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
February 2021	February 9, 2021	$1,350.0	2.3820%	February 9, 2026

See Item 1 of Part I, Financial Statements - Note 12, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See “Constant Currency Revenue.” While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the nine months ended September 30, 2022, we recognized foreign currency transaction losses of $16 million within “Other income (expense), net” in our Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. In the nine months ended September 30, 2022, we expensed approximately $32 million for utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on this evaluation, our Principal Executive and Financial Officer, concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter reporting period identified in connection with management’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Principal Executive and Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended September 30, 2022, we did not repurchase any of our common stock.

On March 3, 2022, our board of directors authorized a program to repurchase up to $75.0 million of shares of our common stock. The authorization was effective immediately, expires on September 30, 2023 and can be discontinued at any time. Under the program, shares may be repurchased from time to time through open-market transactions (including pre-set trading plans), privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable security laws. As of September 30, 2022, $44.0 million remains available to be purchased under this program.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

In connection with his previously announced retirement, on November 8, 2022, the company entered into a separation agreement and release (the "Separation Agreement") with Mr. Subroto Mukerji, pursuant to which he will be eligible to receive separation benefits including eighteen months of salary, eighteen months of target bonus, a pro-rata portion of the 2022 Corporate Cash Bonus payment based on actual achievement, legal fees up to $7,500, and an aggregate lump-sum payment equal to eighteen months of COBRA benefits. Mr. Mukerji will also be eligible to receive the next vesting tranche of certain of his time-based restricted stock units granted in 2021 and 2022.

ITEM 6 – EXHIBITS

Exhibit Number	Exhibit Description
10.1†	Amended and restated employment agreement between Rackspace Technology, Inc. and Amar Maletira, effective September 27, 2022
10.2†	Transition agreement and release of claims, between Rackspace Technology, Inc. and Kevin Jones, effective September 27, 2022
10.3†	Settlement agreement between Rackspace Limited and Martin Blackburn, dated as of November 2, 2022
10.4†	Separation agreement and release between Rackspace US, Inc. and Subroto Mukerji, dated as of November 8, 2022
31.1*	Certification of the Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RACKSPACE TECHNOLOGY, INC.

Date:	November 9, 2022	By:	/s/ Amar Maletira
Amar Maletira
Chief Executive Officer
(Principal Executive and Financial Officer)