Form 10-K
period 2022-12-31
Rackspace Technology, Inc.
filed 2023-03-16
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022.
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of our most recently completed second fiscal quarter, was $382 million based upon the closing price of such shares on the Nasdaq Stock Market LLC on such date.

On March 9, 2023, 212,845,147 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

RACKSPACE TECHNOLOGY, INC.

COMMONLY USED OR DEFINED TERMS

Term	Definition
2017 Incentive Plan	Rackspace Technology, Inc. Equity Incentive Plan
2020 Incentive Plan	Rackspace Technology, Inc. 2020 Equity Incentive Plan
3.50% Notes Indenture	Indenture governing the 3.50% Senior Secured Notes
3.50% Senior Secured Notes	3.50% Senior Secured Notes due 2028
5.375% Notes Indenture	Indenture governing the 5.375% Senior Notes
5.375% Senior Notes	5.375% Senior Notes due 2028
8.625% Senior Notes	8.625% Senior Notes due 2024
ABRY	ABRY Partners, LLC and ABRY Partners II, LLC, collectively
ABRY Management Consulting Agreement	Management consulting agreement, between Rackspace Technology Global, Inc. and ABRY Partners, LLC and ABRY Partners II, LLC., dated November 15, 2017
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
APJ	Asia Pacific and Japan
Apollo	Apollo Global Management, Inc. and its subsidiaries
Apollo Global Securities	Apollo Global Securities, LLC
Apollo/Searchlight Management Consulting Agreement	Management consulting agreement, between Rackspace Technology Global, Inc., an affiliate of Apollo Global Management, Inc. and its subsidiaries, and Searchlight Capital Partners, L.P., dated November 3, 2016
ASC	Accounting Standards Codification
ASC 606	Accounting Standards Codification No. 606, Revenue from Contracts with Customers
ASC 842	Accounting Standards Codification No. 842, Leases
ASC 420	Accounting Standards Codification No. 420, Exit or Disposal Cost Obligations
ASU	Accounting Standards Update
AWS	Amazon Web Services
Bright Skies	Bright Skies GmbH
Citi	Citibank, N.A.
Core	Multicloud Services and Apps & Cross Platform segments, in the aggregate
Datapipe	Datapipe Parent, Inc.
E.U.	European Union
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
February 2021 Refinancing Transaction	Debt refinancing transaction on February 9, 2021, in which we borrowed $2,300 million under the Term Loan Facility and issued $500 million of 3.50% Senior Secured Notes
First Lien Credit Agreement	Credit agreement governing the Senior Facilities
GAAP	Accounting principles generally accepted in the United States of America
Incentive Plans	2017 Incentive Plan and 2020 Incentive Plan, together
Inception Parent	Inception Parent, Inc.
Indentures	5.375% Notes Indenture and 3.50% Notes Indenture, together
IPO	Rackspace Technology's initial public offering
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
July 2021 Restructuring Plan	Internal restructuring plan committed to on July 21, 2021
Just Analytics	Just Analytics Pte. Ltd.

LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MOIC	Multiple of invested capital
Nasdaq	Nasdaq Stock Market LLC
PSUs	Performance stock units
Prior Term Loan Facility	Senior secured first lien term loan facility entered into on November 3, 2016 and fully repaid in conjunction with the February 2021 Refinancing Transaction
R&D	Research and development
Rackspace Acquisition	November 3, 2016 acquisition of Rackspace Hosting, Inc. (now named Rackspace Technology Global, Inc.) by Inception Parent, Inc.
Rackspace Hosting	Rackspace Hosting, Inc.
Rackspace Technology	Rackspace Technology, Inc.
Rackspace Technology Global	Rackspace Technology Global, Inc.
Rackspace US	Rackspace US, Inc.
Receivables Financing Facility	Accounts receivable financing agreement
Revolving Credit Facility	Senior secured first lien revolving credit facility
RSUs	Restricted stock units
SaaS	Software-as-a-service
Searchlight	Searchlight Capital Partners L.P.
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Facilities	Term Loan Facility and Revolving Credit Facility, together
SG&A	Selling, general and administrative
SPV	Special purpose vehicle
SSP	Standalone selling price
Term Loan Facility	Senior secured first lien term loan facility
Transaction Fee Agreement	Transaction fee agreement, between Rackspace Technology Global, Inc. and an affiliate of Apollo Global Management, Inc. and its subsidiaries, dated November 3, 2016
U.K.	United Kingdom
U.S.	United States

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

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

“Rackspace,” “Rackspace Technology,” “Fanatical,” “Fanatical Experience,” “Rackspace Fabric,” Rackspace Data Freedom,” “Rackspace Services for VMware Cloud™” and “MyRackspace” are registered or unregistered trademarks of Rackspace US, Inc. in the U.S. and/or other countries. OpenStack® is a registered trademark of OpenStack, LLC and Openstack Foundation in the U.S. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. Other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

Our team of 6,800 highly skilled Rackers, including consultants and engineers, partners with companies at every stage of their cloud transformation journey and helps them:

•select the right platforms for their business needs;
•manage the movement of applications and data to the cloud and re-hosting of applications best suited for managed hosting;
•strategically locate and manage growing volumes of associated data storage to minimize cost and business risk;
•optimize their cloud footprint by leveraging new offerings and new pricing models from the hyperscalers, as well as new cloud computing technologies;
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
•providing our renowned Fanatical Experience for our customers;

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

Rackspace Fabric was built over the course of our two decades of experience in the cloud business. We leverage automation to reduce the amount of manual labor associated with serving our customers, as well as to improve efficiency. Whenever there is repetitive, manual labor associated with customer-related tasks, we automate the task. We also use advanced machine learning tools to identify additional work that can be automated. This has provided Rackspace Technology with a critical mass of automation, based upon institutional knowledge and know-how, that we continue to grow incrementally every year.

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

Rackspace Fabric includes automation that ranges from service delivery to self-healing infrastructure, giving us the ability to anticipate and proactively respond to opportunities and threats. It ensures consistency in our customers’ experiences and allows our Rackers to automate key service and application management processes, freeing up resources to focus on strategic, high-value business opportunities. This drives an efficient business model that has generated revenue per employee of over $450,000 for the years ended December 31, 2021 and 2022, which we believe is ahead of our competitors and in-line with leading SaaS companies.

Our go-to-market and service-delivery strategy.

Our business benefits from a highly efficient go-to-market strategy. Our sales efforts are led primarily by a team of over 900 quota-bearing representatives and customer success managers. Our ecosystem of partners serves as an extension of our direct sales force, providing a source of additional new business opportunities. Our customer engagement model begins with our professional services, where we partner with a customer to assess its objectives and design the best cloud strategy to meet its needs, and continues with our flexible recurring service offerings.

We deliver our services to a global customer base through an integrated service delivery model. We have a presence in more than 60 cities around the world. This footprint allows us to better serve customers based in various countries, especially multinational companies requiring cross-border solutions.

Our success has been recognized by third parties and customers alike. We served over 100,000 customers across 120 countries as of December 31, 2022. We are recognized as a Leader in the 2020 Gartner Magic Quadrant for Public Cloud Infrastructure Professional and Managed Services, Worldwide, Forrester Leader in its 2020 report, Forrester Wave Multicloud Managed Services Providers, Q4 2020, IDC 2021 Worldwide Managed Multicloud Services Marketspace, and 2021 ISG Public Cloud and Private Hybrid Cloud Data Services/Solutions. In addition, we have also received several industry partner awards including the 2020 Google Cloud Breakthrough North America Partner of the Year Award, 2021, AWS Migration Partner of the Year (US), 2021, Kubernetes on Microsoft Azure Advanced Specialization, and Virtual Desktop Advanced Specialization, 2021, VMware CloudHealth Global Partner of the Year, 2021, and Dell Technologies Global Alliances – Excellence in Expansion, EMEA Award 2021. In 2022 we received the following designations from ISG, a leading global technology research and advisory firm: Provider Lens Leader in Cybersecurity - Solutions and Services Report, Provider Lens Leader in Google Cloud Partner Ecosystem Report, Provider Lens Leader in Microsoft Partner Ecosystem Report and Partner Lens Leader in Next-Gen Private/Hybrid Cloud - Data Center Services & Solutions.

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

Effective on January 1, 2023, Rackspace Technology reorganized around a two-business unit operating model, Public Cloud and Private Cloud. Public Cloud and Private Cloud have very different business dynamics and require different skill sets and levels of investment to manage. This two-business unit operating model ensures increased focus, delivery and service quality for our customers. Beginning in 2023, Rackspace Technology will change its segment reporting to reflect this reorganization under three reporting segments: Public Cloud, Private Cloud and OpenStack Public Cloud.

Our Technology Platform

Our technology platform is at the center of the Fanatical Experience that we deliver to customers. Our technologies focus on removing the complexities of multicloud deployments, unifying compelling aspects of the experience for our customers and enabling us to deliver scalable solutions.

•Innovative automation drives efficiency for us and our customers, enabling us to rapidly and consistently deliver our solutions across multiple products and clouds at scale. Rackspace Business Automation is a custom platform developed to handle over 12 million events and over 1 billion actions per month across physical devices, virtual devices, systems and tools. Data center automation provides services and applications to automate provisioning, configuring and the decommissioning of data center infrastructure. UIPath Robotic Process Automation is deployed across our business to automate repetitive tasks. We can automate 75% of customer support workloads based upon the automation of thousands of unique processes across our support organization.
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
•MyRackspace and other portals and associated mobile apps service over 600,000 active monthly users and support product specific self-service, insights, account management, security management, ticketing and billing. These portals are unified with our custom framework and design language, Pilot and Helix, providing a consistent experience and integrated navigation between our product lines and features. Our custom identity management system authenticates access to our user interfaces and APIs. This includes federation capabilities to integrate with our customers’ identity providers.
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
•identifying new areas with unmet needs and making smart technology bets to capture those opportunities ahead of the trend. For example, new product offerings such as Rackspace Data Freedom and Managed Kubernetes introduced to claim previously-unfilled white space in the cloud market;
•igniting the Racker Culture of innovation and Fanatical Experience for our customers and building on our unique culture by living our core values, embracing a growth mindset and operating with speed while celebrating accomplishments; and
•expanding automation to drive operational effectiveness and continuous process improvement for ourselves and our customers while remaining ahead of the competition in automation and building on our advantage.

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

•Geography. We serve a global customer base. As of December 31, 2022, we served over 100,000 customers in over 120 countries.
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

We have low customer concentration; no customer represented 3% or more of our total revenue in 2022.

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

Sales and Delivery

Our services are sold via a global direct sales team of over 360 sales representatives and over 560 service delivery managers as of December 31, 2022, through third-party channel partners and through online orders on our website. Our sales model is based on both distributed and centralized sales teams with leads generated from customer referrals, channel partners and corporate marketing efforts.

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

Our network of channel and technology partners also plays an important role in our sales efforts. Our channel partners - including management and technical consultancies, technology integrators, software application providers, value-added resellers and web developers - serve as a source of new business opportunities, primarily for small and medium-sized customers. Our technology partners serve as an extension of our sales force, often leading to new business opportunities as their customers recognize the need for a services partner to make the best use of their technology investments. In some cases, we collaborate directly with these partners on go-to-market efforts.

Our Customer Success team includes over 560 Rackers and engages in client relationship, contract management, managing deliverables, client retention and growth of our install base. This team is responsible for understanding the existing customers’ changing business needs and translating them into IT requirements, resulting in successful project execution or alignment of our other service offerings.

Our Culture

At the heart of Fanatical Experience is our unique culture. We invest in the recruitment, development and retention of our Rackers. Inclusion and diversity are top priorities for our company; we attract and cultivate top talent from around the world with diverse backgrounds and a range of expertise. We are highly selective. In our quest to hire the best talent, less than 2% of all applicants are offered positions. We strive to ensure our employees are not just technical experts, but also obsessed with customer outcomes and delivering Fanatical Experience.

We offer Rackers various professional development opportunities through Rackspace University, along with award-winning onboarding and leadership development programs, enabling them to enhance their capabilities across technologies and further their professional growth.

Additionally, in 2022 we were recognized with several workplace-related awards:

•America's Most Loved Workplaces, published by Newsweek Magazine and the Best Practice Institute
•Top 50 Most Inspiring Workplaces – EMEA, published by Inspiring Workplaces
•Top 50 Most Inspiring Workplaces – North America, published by Inspiring Workplaces
•Top 50 Best Companies for Latinas to Work for in the U.S., published by Latina Style Magazine
•Best Places to Work for LGBTQ+ Equality, published by the Human Rights Campaign
•Company Culture & Mental Health Initiative, awarded by the SDC Awards
•Talent Management – Gold winner, awarded by Brandon Hall Group
•Talent Management – Silver winner, awarded by Brandon Hall Group
•Most Loved Workplaces-certified by Best Practice Institute
•Great Place to Work-certified by Great Place to Work Mexico
•Great Place to Work-certified by Great Place to Work India
•Best HR Teams, awarded by Comparably
•Best Companies to Work for Work-Life Balance, awarded by Comparably

Our Rackers are passionate about serving our communities as well. Rackspace Technology provides a minimum of 40 hours of paid time for each Racker to volunteer annually, with over 20,000 volunteer hours logged for the year ended December 31, 2022. The Rackspace Foundation, a Racker-funded nonprofit organization, has been supporting underserved San Antonio-area schools through charitable grants since 2008.

Our Employees

As of December 31, 2022, we employed approximately 6,800 Rackers in 23 countries, including 3,100 Rackers in North America, 1,100 Rackers in EMEA, 2,500 in APJ and 100 Rackers in Australia and New Zealand. Of our North American Rackers, approximately 700 work from our corporate headquarters in San Antonio, Texas. As of December 31, 2022, approximately 60% of all Rackers were classified as work-from-home. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages.

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
•risk associated with impairment of goodwill, intangible assets or other long-lived assets;
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
•the decision of customers to host internally, in third-party cloud infrastructure, or in third-party colocation facilities as an alternative to the use of our services;

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

Our overall performance depends in part on worldwide economic and geopolitical conditions. The U.S., the U.K. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain. In addition, geopolitical developments, such as existing and potential trade wars and other events beyond our control, such as the COVID-19 pandemic, which resulted in the imposition of related public health measures and travel restrictions, and civil unrest can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Any of these effects could have a material and adverse impact on our business, financial condition and results of operations.

The effects of COVID-19 and its variants continue to evolve, and the full impact and duration are unknown. To date, COVID-19 and its variant have not adversely affected our results of operations or financial condition in any material respect. However, there are remaining uncertainties as a result of COVID 19, particularly the possibility of new variant strain(s) of the virus, the potential resurgence in the spread of the virus and the pace of economic recovery. The full extent to which COVID-19 and its variants may impact our financial condition or results of operations over the medium term, therefore, remains uncertain.

Political and economic uncertainty surrounding the Conflict between Russia and Ukraine could have a material adverse effect on our business. Currently, the conflict has not had a significant impact on our operations or financial performance. However, our overall performance depends in part on worldwide economic and geopolitical conditions. We are monitoring the situation and the potential for the conflict to spread to other countries, which could adversely impact our customers and operations, and we may take actions that modify our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.

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

We incurred net losses of $245.8 million, $218.3 million and $804.8 million in the fiscal years ended December 31, 2020, 2021 and 2022, respectively. We may not be able to achieve profitability in the future or on a consistent basis. We have incurred substantial expenses and expended significant resources to market, promote, and sell our services, and we have substantial debt service payments. Our ability to achieve or maintain profitability will depend on our ability to increase our revenue, manage our cost structure, and avoid significant liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including general macroeconomic conditions, increasing competition, or a decrease in the growth of the markets in which we operate. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. Any failure to increase our revenue or manage our expenses could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition and results of operations to suffer.

We may be required to recognize goodwill, intangible assets or other long-lived asset impairment charges.

Goodwill and indefinite-lived intangible assets are not amortized and are subject to impairment testing at least annually. Future events may cause impairments of our goodwill or long-lived assets based on factors such as the price of our common stock, projected cash flows, assumptions used or other variables.

In addition, if we divest long-lived assets at prices below their asset value, we must write them down to fair value resulting in long-lived asset impairment charges, which could adversely affect our financial position or results of operations. We cannot accurately predict the amount and timing of any impairment of assets, and we may be required to recognize goodwill or other asset impairment charges which could materially and adversely affect our results of operations. See Item 8 of Part II, Financial Statements and Supplementary Data, for further discussion.

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

Security breaches, cyber-attacks and other interruptions to our or our third-party service providers’ infrastructure have disrupted and may continue to disrupt our internal operations and we may be exposed to claims and liability, lose customers, suffer harm to our reputation, lose business-critical compliance certifications and incur additional costs.

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

Cyber-attacks have become more prevalent in our industry, and the techniques used to sabotage or obtain unauthorized access to systems are constantly expanding and evolving. Malicious actors are increasingly sophisticated in their methods, tactics, techniques and procedures, seeking to steal money, gain unauthorized access to, destroy or manipulate data, and disrupt operations, and some of their attacks may not be recognized or discovered until launched or after initial entry into the environment, such as novel or zero-day attacks that are launched before patches are available and defenses can be readied. Malicious actors are also increasingly developing methods to avoid prevention, detection and alerting capabilities, including employing counter-forensic tactics, making response activities more difficult. Like many companies, we have experienced these attacks, including a ransomware incident that caused service disruptions for our Hosted Exchange customers, as announced on December 6, 2022 and again on December 9, 2022. When these cyber-attacks occur, we respond to these incidents pursuant to our Cybersecurity Policies and Procedures and in accordance with the law. Our Cybersecurity Policies and Procedures are designed to protect against and mitigate harm from unauthorized access, infrastructure attacks, malicious file attacks, ransomware, data theft, bugs, worms, malicious software programs, remnant data exposure, computer viruses, denial-of-service attacks, accidents, employee error or malfeasance, intentional misconduct by computer “hackers,” state-sponsored cyber-attacks and attempts by outside parties to fraudulently induce our employees or customers to disclose or grant access to our data or our customers’ data. Our current cybersecurity framework is governed and overseen by the Chief Security Officer. Cybersecurity risks and security measures are reported to our board of directors, who collectively have years of cybersecurity experience, at least on an annual basis. When necessary, our internal incident response team engages with external advisors, including outside counsel or outside cybersecurity firms to investigate and remediate.

Our current security measures are being monitored and periodically reviewed. Nevertheless, our security measures have in the past and may continue to be circumvented or fail to defeat or mitigate these attacks. Additionally, other disruptions can occur, such as infrastructure gaps, hardware and software vulnerabilities, inadequate or missing security controls, exposed or unprotected customer data and the accidental or intentional disclosure of source code or other confidential information by former or current employees. Any such incidents could (i) interfere with the delivery of services to our customers, (ii) impede our customers’ ability to do business, (iii) compromise the security of infrastructure, systems and data, (iv) lead to the dissemination to third parties of proprietary information or sensitive, personal, or confidential data about us, our employees or our customers, including personally identifiable information of individuals involved with our customers and their end users and (v) impact our ability to do business in the ordinary course. Each of these risks could further intensify as we maintain information in digital form stored on servers connected to the Internet, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions. Some of our systems or vendors’ systems have experienced past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Cyber breaches and other security incidents may expose us to increased risk of claims and liability, including litigation, regulatory enforcement, notification obligations and indemnity obligations, as well as loss of existing or potential customers, harm to our reputation, increases in our security costs (including spending material resources to investigate or correct the breach or incident and to prevent future security breaches and incidents), disruption of normal business operations, the impairment or loss of industry certifications and government sanctions (including debarment), all of which could have a material and adverse effect on our business, financial condition and results of operations.

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

Similar security risks exist with respect to our business partners and the third-party vendors that we rely on for aspects of our IT support services and administrative functions, including the systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers. Our Cybersecurity Policies and Procedures are designed to vet third-party providers and provide for adequate oversight and cooperation regarding cybersecurity incidents with respect to our third-party vendors, but our ability to monitor our third-party service providers’ data security is limited. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems. It is also possible that security breaches sustained by, or other security incidents affecting, our competitors could result in negative publicity for our entire industry that indirectly harms our reputation and diminishes demand for our services.

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

We do not own the facilities occupied by our current data centers but occupy them pursuant to commercial leasing arrangements. The initial terms of our main existing data center leases expire over the next 16 years. Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. Even if we are able to renew the leases on our existing data centers, we expect that rental rates, which will be determined based on then-prevailing market rates with respect to the renewal option periods and which will be determined by negotiation with the landlord after the renewal option periods, will be higher than rates we currently pay under our existing lease agreements. Migrations to new facilities could also be expensive and present technical challenges that may result in downtime for our affected customers or loss of data. There can also be no assurances that our plans to mitigate customer downtime for affected customers will be successful. This could damage our reputation and lead us to lose current and potential customers, which could harm our business, financial condition and results of operations.

We rely on a number of third-party providers for data center space, equipment, maintenance and other services, and the loss of, or problems with, one or more of these providers may impede our growth or cause us to lose customers.

We rely on third-party providers to supply data center space, equipment and maintenance. For example, we lease data center space from third-party landlords, purchase equipment from equipment providers and source equipment maintenance through third parties. While we have entered into various agreements for the lease of data center space, equipment, maintenance and other services, a third-party could fail to comply with their contractual obligations under those agreements. For example, a data center landlord may fail to adequately maintain its facilities or provide an appropriate data center infrastructure for which it is responsible. If that were to happen, we would not likely be able to deliver the services to our customers that we have agreed to provide according to our standards or at all. Additionally, if the third parties that we rely on fail to deliver on their obligations, our customers may lose confidence in our company, which would make it likely that we would not be able to retain those customers, and could harm our business, financial condition and results of operations.

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

Because our services are critical to many of our customers’ businesses, any significant disruption in our services could result in lost profits or other indirect or consequential damages to our customers. Although we generally require our customers to sign agreements that contain provisions attempting to limit our liability for service outages, we cannot be assured that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption or other Internet site or application problems that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may exceed our insurance coverage by unknown but significant amounts, which could materially and adversely impair our business, financial condition and results of operations.

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

We consume a large quantity of power to operate our data centers and as such are exposed to risk associated with fluctuations in the price of power. During 2022, we incurred approximately $45 million in costs to power our data centers. We anticipate an increase in our consumption of power in the future if our private cloud sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Certain of our data centers are located within deregulated energy markets. Power costs have historically tracked the general costs of energy and continued increases in electricity costs may negatively impact our gross margins. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption. If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost. Therefore, increases in our power costs could result in lower gross margins and materially and adversely impact our results of operations.

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

We are a highly leveraged company. As of December 31, 2022, we had $3,359.8 million face value of outstanding indebtedness, in addition to $375.0 million of undrawn commitments under the Revolving Credit Facility (without any letters of credit outstanding). Our outstanding indebtedness as of December 31, 2022 included $2,259.8 million of borrowings under the Term Loan Facility, $550.0 million of 5.375% Senior Notes and $550.0 million of 3.50% Senior Secured Notes. For the years ended December 31, 2021 and 2022, we made total debt service payments, consisting of required principal and interest payments, of approximately $176.0 million and $166.3 million, respectively, which represented 47.5% and 67.4%, respectively, of our cash flow from operations (or 34.2% and 42.6%, respectively, of our cash flow from operations calculated prior to any deductions for cash interest payments).

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

As of December 31, 2022, we had $375.0 million available for additional borrowing under the Revolving Credit Facility portion of our Senior Facilities (without any letters of credit outstanding), all of which would be secured. In addition to the 5.375% Senior Notes, the 3.50% Senior Secured Notes and our borrowings under the Senior Facilities, the covenants under the 5.375% Notes Indenture, the 3.50% Notes Indenture, and the First Lien Credit Agreement and the covenants under any other of our existing or future debt instruments allow us to incur a significant amount of additional indebtedness and, subject to certain limitations, such additional indebtedness could be secured.

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
We cannot be certain that our business will generate cash flow from operations, or that we will be able to draw under our Revolving Credit Facility or otherwise, in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient to service our indebtedness and other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We cannot be certain that we will be able to restructure or refinance any of our debt on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including the First Lien Credit Agreement and the 5.375% Notes Indenture and the 3.50% Notes Indenture, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations when due. Our equityholders, including Apollo and its affiliates, have no continuing obligation to provide us with debt or equity financing. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would result in a material and adverse effect on our financial condition and results of operations.

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

Borrowings under the Senior Facilities are at variable rates of interest and expose us to interest rate risk. As of December 31, 2022, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities. We have entered into, and in the future we may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, we currently do not maintain interest rate swaps with respect to all our variable rate indebtedness, and any swaps we have or may enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.

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
•quarterly variations in the rate of growth (if any) of our financial or operational indicators, such as EPS, net income, revenues, Non-GAAP Net Income, Non-GAAP Operating Profit, and Adjusted EBITDA;
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

As of December 31, 2022, we had 215.7 million shares of common stock outstanding and approximately 23.0 million shares of common stock underlying outstanding options and restricted stock under the 2017 Incentive Plan and the 2020 Incentive Plan, and we have reserved an additional 31.2 million shares of common stock for issuance under the 2020 Incentive Plan and 9.6 million shares of common stock for issuance under the ESPP and we may be required to issue additional shares of common stock to an affiliate of ABRY under the merger agreement related to the acquisition of Datapipe. In addition, certain of our existing stockholders, including Apollo and ABRY, have certain rights to require us to register the sale of common stock held by them including in connection with underwritten offerings. Additionally, we filed a registration statement in respect of all shares of common stock that we may issue under the 2017 Incentive Plan, the 2020 Incentive Plan and the ESPP. After registration, these shares can be freely sold in the public market upon issuance. Sales of significant amounts of stock in the public market upon expiration of applicable lock-up agreements, the perception that such sales may occur, or early release of any lock-up agreements, could adversely affect prevailing market prices of our common stock or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.

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

As of December 31, 2022, Apollo beneficially owned approximately 60% of the voting power of our outstanding common stock. Therefore, individuals affiliated with Apollo will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, entering into significant corporate transactions such as mergers, tender offers, the sale of all or substantially all of our assets and issuance of additional debt or equity. The interests of Apollo and its affiliates could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change in control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as Apollo continues to directly or indirectly beneficially own a significant amount of our equity, even if such amount is less than 50%, Apollo will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions. Apollo also has a right to nominate a number of directors comprising a percentage of our board of directors in accordance with their beneficial ownership of the voting power of our outstanding common stock (rounded up to the nearest whole number), which currently represents at least a majority of our board of directors. In addition, we have an executive committee that serves at the discretion of our board of directors and includes two members nominated by Apollo, who are authorized to take actions (subject to certain exceptions) that they reasonably determine are appropriate.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Office Space

Our corporate headquarters facility is in Windcrest, Texas, which is in the San Antonio, Texas area and consists of a 1.2 million square foot facility located on 67 acres of land. In addition to our corporate headquarters, we lease office locations throughout the U.S., Europe, the Asia Pacific Region, Mexico and other locations throughout the world. To retain operational flexibility, we are increasingly utilizing shorter-term shared office facilities rather than entering into traditional longer-term office leases.

In October 2022, we announced our intention to sell our current corporate headquarters facility located in Windcrest, Texas and relocate our corporate headquarters to leased office space in San Antonio, Texas.

Data Centers

As of December 31, 2022, we leased data centers located across the U.S., the U.K., Hong Kong, Australia and other locations throughout the world.

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

Hosted Exchange Incident

We are named in several lawsuits in connection with our previously disclosed ransomware incident. The pending lawsuits seek, among other things, equitable and compensatory relief. We are vigorously defending these matters. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. However, at this early stage in the proceedings, we are not able to determine the probability of the outcome of these matters or a range of reasonably expected losses, if any. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the Nasdaq, under the symbol "RXT" since August 5, 2020. Prior to that date, there was no public market for our common stock.

Holders of Record

As of March 9, 2023, there were 22 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 5, 2020 (the date our common stock commenced trading on the Nasdaq) and December 31, 2022 with the cumulative total return of (i) the Standard & Poor's ("S&P") 500 Index and (ii) the S&P 500 Information Technology Index over the same period. All values assume the investment of $100 in our common stock and both of the other indices on August 5, 2020 and assumes the reinvestment of dividends. The graph uses the closing market price on August 5, 2020 of $16.39 per share as the initial value of our common stock. The comparisons shown below are based upon historical data. We caution that the stock price performance shown is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Company/Index	August 5, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Rackspace Technology, Inc.	$100.00	$117.69	$116.29	$145.09	$119.65	$86.76	$82.18	$68.09	$43.75	$24.89	$18.00
S&P 500 Index	$100.00	$101.06	$112.87	$119.39	$129.14	$129.44	$143.22	$136.14	$113.75	$107.75	$115.38
S&P 500 Information Technology Index	$100.00	$102.62	$114.45	$116.44	$129.59	$131.06	$152.62	$139.56	$111.04	$103.89	$108.50

Unregistered Sales of Equity Securities

Not Applicable.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2022, we did not repurchase any of our common stock.

On March 3, 2022, our board of directors authorized a program to repurchase up to $75.0 million of shares of our common stock. The authorization was effective immediately, expires on September 30, 2023 and can be discontinued at any time. Under the program, shares may be repurchased from time to time through open-market transactions (including pre-set trading plans), privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws. As of December 31, 2022, $44.0 million remains available to be purchased under this program.

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

Overview

We are a leading end-to-end multicloud technology services company. We design, build and operate our customers’ cloud environments across all major technology platforms, irrespective of technology stack or deployment model. We partner with our customers at every stage of their cloud journey, enabling them to modernize applications, build new products and adopt innovative technologies. We serve our customers with a unique combination of proprietary technology resulting from over $1 billion of investment and services expertise from a team of highly skilled consultants and engineers. And we provide our customers with unbiased expertise and technology solutions, delivered over the world’s leading cloud services, all wrapped in Fanatical Experience.

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

Our team of 6,800 highly skilled Rackers, including consultants and engineers, partners with companies at every stage of their cloud transformation journey

We deliver our services to a global customer base through an integrated service delivery model. We have a presence in more than 60 cities around the world. This footprint allows us to better serve customers based in various countries, especially multinational companies requiring cross-border solutions. We have a strong presence with customers of all sizes, including enterprise businesses (revenue in excess of $3 billion), mid-market businesses (revenue of $300 million to $3 billion) and commercial customers (revenue less than $300 million).

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

We operate our business and report our results through three reportable segments: (1) Multicloud Services, (2) Apps & Cross Platform and (3) OpenStack Public Cloud. Our Multicloud Services segment includes our multicloud services offerings, as well as professional services related to designing and building multicloud solutions and cloud-native applications. Our Apps & Cross Platform segment includes managed applications, managed security and data services, as well as professional services related to designing and implementing application, security and data services. In early 2017, we determined that our OpenStack Public Cloud offering was not core to our go-forward operations and we ceased to incentivize our sales team to promote and sell the product by the end of that year. We continue to serve our existing OpenStack Public Cloud customer base while we focus our growth strategy and investments on our Multicloud Services and Apps & Cross Platform offerings. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 17, "Segment Reporting" for additional information about our segments. We refer to certain supplementary Core financial measures, which reflect the results or otherwise pertain to the performance of our Multicloud Services and Apps & Cross Platform segments, in the aggregate. Our Core financial measures exclude the results and performance of our OpenStack Public Cloud segment.

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

On July 21, 2021, we committed to the July 2021 Restructuring Plan to drive a change in the type and location of certain positions that was expected to result in the termination of approximately 10% of our workforce. We recorded total charges of $50.5 million and $5.2 million for the years ended December 31, 2021 and December 31, 2022, respectively, related to this restructuring plan. The 2021 charges included $25.4 million for employee related costs and other costs accounted for as exit and disposal costs under ASC 420 as described in Item 8 of Part II, Financial Statements and Supplementary Data - Note 10, "July 2021 Restructuring Plan." Employee related costs consisted of one-time termination benefits and certain contractual termination benefits with executives. Other costs consisted of professional fees and non-cash charges related to a contract termination with a third-party. The remaining $25.1 million of 2021 charges and total 2022 charges consisted primarily of one-time offshore build out costs which are not accounted for as exit and disposal costs under ASC 420. We do not expect to incur any further expenses related to the July 2021 Restructuring Plan.

In December 2022, we experienced a ransomware incident which caused service disruptions for our Hosted Exchange customers. The Hosted Exchange email business, reported in our Apps & Cross Platform segment, is a managed email solution provided to small and medium businesses and represented approximately 1% of our total annual revenue. Following discovery of the incident, we engaged an industry-leading global cybersecurity firm to help investigate the incident and remediate as necessary. The firm confirmed that the incident was quickly contained and limited solely to the Hosted Exchange email business. We have sunset the on-premises Hosted Exchange platform and have transitioned many customers from the Hosted Exchange platform to Microsoft 365 through our reseller agreement with Microsoft. As of December 31, 2022, we recorded $5.9 million of expenses related to the Hosted Exchange incident, including costs to investigate and remediate, legal and other professional services, and supplemental staff resources that were deployed to provide support to customers. We expect to continue to incur legal and other professional services costs in future periods and will expense those costs as incurred. We maintain cybersecurity insurance commensurate with the size of our business, and expect that a significant portion of the incremental costs related to the Hosted Exchange incident will be covered by insurance. However, the timing of insurance reimbursements may differ from the timing of recognition of the related expenses.

Effective on January 1, 2023, we reorganized around a two-business unit operating model, Public Cloud and Private Cloud. This two-business unit operating model ensures increased focus, delivery, and service quality for our customers. Beginning in 2023, we will change our segment reporting to reflect this reorganization under three reporting segments: Public Cloud, Private Cloud and OpenStack Public Cloud.

Subsequent Events

For a description of subsequent events, see "Subsequent Events" in Item 8 of Part II, Financial Statements and Supplementary Data - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

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

Russia and Ukraine Conflict

Political and economic uncertainty surrounding the Conflict between Russia and Ukraine could have a material adverse effect on our business. Currently, the conflict has not had a significant impact on our operations or financial performance. However, our overall performance depends in part on worldwide economic and geopolitical conditions. We are monitoring the situation and the potential for the conflict to spread to other countries which could adversely impact our customers and operations, and we may take actions that modify our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.

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

Differentiating Our Service Offerings in a Competitive Market Environment

Our success depends to a significant extent on our ability to differentiate, expand and upgrade our service offerings in line with developing customer needs, while deepening our relationships with leading public cloud service providers and establishing new relationships, including with sales partners. We are a certified premier consulting and managed services partner to some of the largest cloud computing platforms, including AWS, Microsoft Azure, Google Cloud, Oracle, SAP and VMware. We believe we are unique in our ability to serve customers across major technology stacks and deployment options, all while delivering Fanatical Experience. Our existing and prospective customers are also under increasing pressure to move from on-premise or self-managed IT to the cloud to compete effectively in a digital economy and maximize the value of their cloud investments, which we believe presents an opportunity for professional services projects as well as new recurring business.

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

Our capital expenditures equaled 8%, 7% and 5% of our revenue for the years ended December 31, 2020, 2021 and 2022, respectively. While there is some variability in capital expenditures from quarter to quarter due to timing of purchases, we expect to maintain current capital intensity levels over the longer term.

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

Key Components of Statement of Operations

Revenue

A substantial amount of our revenue, particularly from our private cloud services within our Multicloud Services segment, is generated pursuant to contracts that typically have a fixed term (typically from 12 to 36 months). Our customers generally have the right to cancel their contracts by providing us with written notice prior to the end of the fixed term, though most of our contracts provide for termination fees in the event of cancellation prior to the end of their term, typically amounting to the outstanding value of the contract. These contracts include a monthly recurring fee, which is determined based on the computing resources utilized and provided to the customer, the complexity of the underlying infrastructure and the level of support we provide. Our public cloud services within the Multicloud Services segment and most of our Apps & Cross Platform and OpenStack Public Cloud services generate usage-based revenue invoiced on a monthly basis and can be canceled at any time without penalty. We also generate revenue from usage-based fees and fees from professional services earned from customers using our hosting and other services. We typically recognize revenue on a daily basis, as services are provided, in an amount that reflects the consideration to which we expect to be entitled in exchange for our services. Our usage-based arrangements generally include a variable consideration component, consisting of monthly utility fees, with a defined price and undefined quantity. Our customer contracts also typically contain service level guarantees, including with respect to network uptime requirements, that provide discounts when we fail to meet specific obligations and, with respect to certain products, we may offer volume discounts based on usage. As these variable consideration components consist of a single distinct daily service provided on a single performance obligation, we account for all of them as services are provided and earned.

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

SG&A also includes transaction costs related to acquisitions and financings along with costs related to integration and business transformation initiatives which may impact the comparability of SG&A between periods. Employee related costs and other costs incurred, as discussed in Item 8 of Part II, Financial Statements and Supplementary Data - Note 10, "July 2021 Restructuring Plan," are also included within SG&A.

Income taxes

Our income tax benefit and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid. To date, we have recorded consolidated tax benefits, reflecting our net losses, though certain of our non-U.S. subsidiaries have incurred corporate tax expense according to the relevant taxing jurisdictions. We are under certain domestic and foreign tax audits. Due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We believe we have made adequate provision for all uncertain tax positions. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 13, "Taxes."

Results of Operations

We discuss our historical results of operations, and the key components of those results, below. Past financial results are not necessarily indicative of future results.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2022

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Year Ended December 31,				Year-Over-Year Comparison
	2021		2022
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$3,009.5	100.0%	$3,122.3	100.0%	$112.8	3.7%
Cost of revenue	(2,072.7)	(68.9)%	(2,265.4)	(72.6)%	(192.7)	9.3%
Gross profit	936.8	31.1%	856.9	27.4%	(79.9)	(8.5)%
Selling, general and administrative expenses	(906.8)	(30.1)%	(855.3)	(27.4)%	51.5	(5.7)%
Impairment of goodwill	(52.4)	(1.7)%	(534.5)	(17.1)%	(482.1)	NM
Impairment of assets	—	—%	(146.1)	(4.7)%	(146.1)	100.0%
Gain on sale of land	19.9	0.7%	—	—%	(19.9)	(100.0)%
Loss from operations	(2.5)	(0.1)%	(679.0)	(21.7)%	(676.5)	NM
Other income (expense):
Interest expense	(205.1)	(6.8)%	(208.5)	(6.7)%	(3.4)	1.7%
Loss on investments, net	(3.0)	(0.1)%	(0.2)	(0.0)%	2.8	(93.3)%
Debt modification and extinguishment costs	(37.5)	(1.2)%	—	—%	37.5	(100.0)%
Other expense, net	(1.0)	(0.0)%	(10.0)	(0.3)%	(9.0)	NM
Total other income (expense)	(246.6)	(8.2)%	(218.7)	(7.0)%	27.9	(11.3)%
Loss before income taxes	(249.1)	(8.3)%	(897.7)	(28.8)%	(648.6)	NM
Benefit for income taxes	30.8	1.0%	92.9	3.0%	62.1	NM
Net loss	$(218.3)	(7.3)%	$(804.8)	(25.8)%	$(586.5)	NM
NM = not meaningful.

Revenue

Revenue increased $113 million, or 3.7%, to $3,122 million in 2022 from $3,010 million in 2021. Revenue was positively impacted by new customer acquisition and growing customer spend in our Multicloud Services and Apps & Cross Platform segments, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue increased 5.2% year-over-year. The following table presents revenue growth by segment:

	Year Ended December 31,		% Change
(In millions, except %)	2021	2022	Actual	Constant Currency (1)
Multicloud Services	$2,449.1	$2,574.9	5.1%	6.7%
Apps & Cross Platform	377.6	396.9	5.1%	5.9%
Core Revenue	2,826.7	2,971.8	5.1%	6.6%
OpenStack Public Cloud	182.8	150.5	(17.7)%	(16.1)%
Total	$3,009.5	$3,122.3	3.7%	5.2%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Multicloud Services revenue in 2022 increased 5% on an actual basis, and 7% on a constant currency basis, from 2021. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Offerings in this segment with the strongest growth include managed public cloud services on AWS, Microsoft Azure and Google Cloud.

Apps & Cross Platform revenue in 2022 increased 5% on an actual basis, and 6% on a constant currency basis, from 2021, driven by growth in professional services across our SaaS applications and data services offerings, partially offset by the discontinuation of a non-core line of business in 2021.

OpenStack Public Cloud revenue in 2022 decreased 18% on an actual basis, and 16% on a constant currency basis, from 2021 due to customer churn.

Cost of Revenue

Cost of revenue increased $193 million, or 9%, to $2,265 million in 2022 from $2,073 million in 2021, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings. The increase in expense was partially offset by a decline in personnel costs primarily due to cost savings as a result of shifting roles to lower-cost locations as part of our continued focus on business optimization initiatives, including the July 2021 Restructuring Plan. We also had higher severance in the prior period. In addition, there were year-over-year data center expense reductions as a result of initiatives to lower our cost structure, which included the consolidation of data center facilities. Depreciation expense also decreased between periods primarily due to certain property, equipment and software reaching the end of its useful life for depreciation purposes as we shift towards faster-growing, value-added service offerings which have significantly lower capital requirements than our legacy capital-intensive revenue streams.

As a percentage of revenue, cost of revenue increased 370 basis points in 2022 to 72.6% from 68.9% in 2021, primarily driven by a 640 basis point increase in usage charges for third-party infrastructure, partially offset by a decrease related to personnel costs, data center, and depreciation expense.

Gross Profit and Non-GAAP Gross Profit

Our consolidated gross profit was $857 million in 2022, a decrease of $80 million from $937 million in 2021. Our Non-GAAP Gross Profit was $884 million in 2022, a decrease of $112 million from $996 million in 2021. Non-GAAP Gross Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information. Our consolidated gross margin was 27.4% in 2022, a decrease of 370 basis points from 31.1% in 2021.

The table below presents a reconciliation of total consolidated gross profit to Non-GAAP Gross Profit, which represents the total of our individual segment gross profit measures.

	Year Ended December 31,
(In millions)	2021	2022
Total consolidated gross profit	$936.8	$856.9
Share-based compensation expense	16.7	11.6
Other compensation expense (1)	2.7	1.9
Purchase accounting impact on expense (2)	4.7	2.7
Restructuring and transformation expenses (3)	35.5	10.9
Hosted Exchange incident expenses	—	0.2
Non-GAAP Gross Profit	$996.4	$884.2

(1)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(2)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(3)	Adjustment for the impact of business transformation and optimization activities, as well as associated severance, facility closure costs and lease termination expenses. This amount also includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

Our segment gross profit and gross margin for the periods indicated, and the change in gross profit between periods is shown in the table below:

	Year Ended December 31,				Year-Over-Year Comparison
(In millions, except %)	2021		2022
Segment gross profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Multicloud Services	$793.4	32.4%	$701.7	27.3%	$(91.7)	(11.6)%
Apps & Cross Platform	135.9	36.0%	139.2	35.1%	3.3	2.4%
OpenStack Public Cloud	67.1	36.7%	43.3	28.8%	(23.8)	(35.5)%
Non-GAAP Gross Profit	$996.4		$884.2		$(112.2)	(11.3)%

Multicloud Services gross profit decreased by 12% in 2022 from 2021. Segment gross profit as a percentage of segment revenue decreased by 510 basis points, reflecting a 13% increase in segment cost of revenue and a 5% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs due to the increase in revenue in our growth offerings resulting in a larger proportion of these services within this segment, partially offset by lower personnel, data center, and depreciation expense.

Apps & Cross Platform gross profit increased 2% in 2022 from 2021. Segment gross profit as a percentage of segment revenue decreased by 90 basis points, reflecting a 7% increase in segment cost of revenue and a 5% increase in segment revenue.

OpenStack Public Cloud gross profit decreased 35% in 2022 from 2021 due to customer churn. Segment gross profit as a percentage of segment revenue decreased by 790 basis points, reflecting an 18% decrease in segment revenue, partially offset by a 7% decrease in segment cost of revenue.

The aggregate amount of costs reflected in consolidated gross profit but excluded from Non-GAAP Gross Profit was $27.3 million in 2022, a decrease of $32.3 million from $59.6 million in 2021, primarily driven by lower restructuring and transformation expenses and share-based compensation.

For more information about our segment gross profit, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 17, "Segment Reporting."

Selling, General and Administrative Expenses

SG&A expenses decreased $52 million, or 6%, to $855 million in 2022 from $907 million in 2021, due to a decline in personnel costs from cost savings as a result of shifting roles to lower-cost locations as part of our continued focus on business optimization initiatives. We also had lower severance expense between periods. The prior period included $25 million of restructuring charges related to the July 2021 Restructuring Plan accounted for as exit and disposal costs under ASC 420, of which $14 million were personnel related costs. There were also reductions in costs related to other business optimization and integration initiatives compared to the prior period, as well as lower amortization expense related to certain intangible assets reaching the end of their useful life. These reductions in expense were partially offset by an increase in travel expense as a result of the easing of COVID-19 restrictions and costs incurred in 2022 related to the Hosted Exchange incident.

As a percentage of revenue, SG&A expenses decreased 270 basis points, to 27.4% in 2022 from 30.1% in 2021, for the reasons discussed above.

Impairment of Goodwill

During the third quarter of 2022, we experienced a sustained decline in our stock price resulting in our market capitalization being less than the carrying value of our combined reporting units. We performed an interim goodwill impairment analysis as of September 1, 2022 based on our assessment of several events and circumstances that affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. In addition, as of September 1, 2022, we lowered our projected operating results primarily due to product mix shifts and market concerns related to inflation and other macroeconomic factors. As a result, we determined that the carrying value of our Multicloud Services reporting unit exceeded its fair value and recorded an impairment of goodwill of $405 million during the third quarter of 2022.

The results of our annual goodwill impairment test as of October 1, 2022 did not indicate any impairments of goodwill.

During the fourth quarter of 2022, subsequent to our annual goodwill impairment analysis, we experienced a decline in our market capitalization following a ransomware incident in early December which caused service disruptions on our Hosted Exchange email business. We therefore determined it appropriate to perform an interim quantitative assessment of our reporting units as of December 31, 2022. As a result, we determined that the carrying value of our Apps & Cross Platform reporting unit exceeded its fair value and recorded an impairment of goodwill of $129 million during the fourth quarter of 2022.

As a result of our annual goodwill impairment test performed during the fourth quarter of 2021, we determined that the carrying amount of our OpenStack Public Cloud reporting unit exceeded its fair value and fully impaired its goodwill by recording a goodwill impairment charge of $52 million. The impairment was driven by deteriorating forecasted margins and cash flows within the reporting unit primarily due to operating costs declining at a slower rate than previously anticipated even after factoring in the long term impacts of the July 2021 Restructuring Plan.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 5, "Goodwill and Intangible Assets" for further discussion.

Impairment of Assets

We also evaluated our indefinite-lived intangible asset and long-lived assets for impairment as of September 1, 2022. As a result of these evaluations, we recorded total impairment charges of $59 million during the third quarter of 2022, consisting of a $21 million impairment of our indefinite-lived trade name intangible asset and a $38 million impairment of OpenStack Public Cloud long-lived assets.

As of December 31, 2022, we recorded an additional $12 million impairment of our indefinite-lived trade name intangible asset.

In addition, as of December 31, 2022, our corporate headquarters property was classified as held for sale. The property's previous carrying amount of $83 million was written down to its estimated fair value, less estimated cost to sell, of $12 million, resulting in a $71 million impairment charge. We also wrote-off the remaining $5 million net book value of the related property tax abatement asset in connection with the held for sale classification.

There were no such impairments in 2021.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 4, "Property, Equipment and Software, net" and Note 5, "Goodwill and Intangible Assets" for further discussion.

Gain on Sale of Land

In January 2021, we recorded a $20 million gain related to the sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers, as further discussed in Item 8 of Part II, Financial Statements and Supplementary Data - Note 4, "Property, Equipment and Software, net."

Debt Modification and Extinguishment Costs

In 2021, we recorded $37 million and $0.5 million of debt modification and extinguishment costs related to the February 2021 Refinancing Transaction and termination of the Receivables Financing Facility, respectively. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 6, "Debt" for further discussion.

Other Expense, Net

The increase in other expense, net to $10 million in 2022 from $1 million in 2021 is primarily related to foreign currency transaction losses.

Benefit for Income Taxes

Our income tax benefit increased by $62 million to $93 million in 2022 from $31 million in 2021. Our effective tax rate decreased from 12.4% in 2021 to 10.3% in 2022. The decrease in the effective tax rate year-over-year is primarily due to the tax impact associated with the goodwill impairments, the geographic distribution of profits and tax effects from nondeductible share-based compensation. The difference between the effective tax rate for 2022 and the statutory tax rate is primarily due to the tax impact associated with the goodwill impairments, the geographic distribution of profits, executive compensation that is nondeductible under IRC Section 162(m) and tax effects from nondeductible share-based compensation.

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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2021

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Year Ended December 31,				Year-Over-Year Comparison
	2020		2021
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$2,707.1	100.0%	$3,009.5	100.0%	$302.4	11.2%
Cost of revenue	(1,722.7)	(63.6)%	(2,072.7)	(68.9)%	(350.0)	20.3%
Gross profit	984.4	36.4%	936.8	31.1%	(47.6)	(4.8)%
Selling, general and administrative expenses	(959.7)	(35.4)%	(906.8)	(30.1)%	52.9	(5.5)%
Impairment of goodwill	—	—%	(52.4)	(1.7)%	(52.4)	100.0%
Gain on sale of land	—	—%	19.9	0.7%	19.9	100.0%
Income (loss) from operations	24.7	0.9%	(2.5)	(0.1)%	(27.2)	NM
Other income (expense):
Interest expense	(268.4)	(9.9)%	(205.1)	(6.8)%	63.3	(23.6)%
Gain (loss) on investments, net	0.7	0.0%	(3.0)	(0.1)%	(3.7)	NM
Debt modification and extinguishment costs	(71.5)	(2.6)%	(37.5)	(1.2)%	34.0	(47.6)%
Other income (expense), net	2.5	0.1%	(1.0)	(0.0)%	(3.5)	NM
Total other income (expense)	(336.7)	(12.4)%	(246.6)	(8.2)%	90.1	(26.8)%
Loss before income taxes	(312.0)	(11.5)%	(249.1)	(8.3)%	62.9	(20.2)%
Benefit for income taxes	66.2	2.4%	30.8	1.0%	(35.4)	(53.5)%
Net loss	$(245.8)	(9.1)%	$(218.3)	(7.3)%	$27.5	(11.2)%
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

For more information about our segment gross profit, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 17, "Segment Reporting."

Selling, General and Administrative Expenses

SG&A expenses decreased $53 million, or 6%, to $907 million in 2021 from $960 million in 2020. The reduction was driven by costs incurred in the prior year related to Onica Holdings LLC integration, IPO related expenses, and management consulting fees as the agreements were terminated in connection with the IPO. This reduction was partially offset by costs incurred in 2021 related to the July 2021 Restructuring Plan including $25 million of restructuring charges accounted for as exit and disposal costs under ASC 420. Other cost increases between periods include costs related to other business transformation initiatives and incremental costs to operate as a public company. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 10, "July 2021 Restructuring Plan" for additional information regarding the current period restructuring charges.

As a percentage of revenue, SG&A expenses decreased 530 basis points, to 30.1% in 2021 from 35.4% in 2020, for the reasons discussed above.

Impairment of Goodwill

As a result of our annual goodwill impairment test performed during the fourth quarter of 2021, we determined that the carrying amount of our OpenStack Public Cloud reporting unit exceeded its fair value and fully impaired its goodwill by recording a goodwill impairment charge of $52 million. The impairment was driven by deteriorating forecasted margins and cash flows within the reporting unit primarily due to operating costs declining at a slower rate than previously anticipated even after factoring in the long term impacts of the July 2021 Restructuring Plan. There was no such impairment in 2020. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 5, "Goodwill and Intangible Assets" for further discussion.

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

Debt Modification and Extinguishment Costs

In 2021, we recorded $37 million and $0.5 million of debt modification and extinguishment costs related to the February 2021 Refinancing Transaction and termination of the Receivables Financing Facility, respectively. In 2020, we recorded $72 million of debt modification and extinguishment costs related to the repayment of $1,120 million aggregate principal amount of 8.625% Senior Notes. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 6, "Debt" for further discussion.

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

The following tables present, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Year Ended December 31, 2021	Year Ended December 31, 2022			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$2,449.1	$2,574.9	$37.6	$2,612.5	5.1%	6.7%
Apps & Cross Platform	377.6	396.9	3.1	400.0	5.1%	5.9%
OpenStack Public Cloud	182.8	150.5	2.9	153.4	(17.7)%	(16.1)%
Total	$3,009.5	$3,122.3	$43.6	$3,165.9	3.7%	5.2%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

	Year Ended December 31, 2020	Year Ended December 31, 2021			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Multicloud Services	$2,141.5	$2,449.1	$(23.9)	$2,425.2	14.4%	13.2%
Apps & Cross Platform	336.6	377.6	(2.1)	375.5	12.2%	11.6%
OpenStack Public Cloud	229.0	182.8	(2.6)	180.2	(20.2)%	(21.3)%
Total	$2,707.1	$3,009.5	$(28.6)	$2,980.9	11.2%	10.1%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

Non-GAAP Gross Profit

We present Non-GAAP Gross Profit in this MD&A, which represents the total of our individual segment gross profit measures, because we believe the measure is useful in analyzing trends in our underlying, recurring gross margins. We define Non-GAAP Gross Profit as our consolidated gross profit, adjusted to exclude the impact of share-based compensation expense and other non-recurring or unusual compensation items, purchase accounting-related effects, certain business transformation-related costs, and costs related to the Hosted Exchange incident. For a reconciliation of total consolidated gross profit to Non-GAAP Gross Profit, see “Gross Profit and Non-GAAP Gross Profit” in the year-over-year comparisons under "Results of Operations" above.

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

We define Non-GAAP Net Income (Loss) as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, management fees, the amortization of acquired intangible assets, goodwill and asset impairment charges, and certain other non-operating, non-recurring or non-core gains and losses, as well as the tax effects of these non-GAAP adjustments.

We define Non-GAAP Operating Profit as income (loss) from operations adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, management fees, the amortization of acquired intangible assets, goodwill and asset impairment charges, and certain other non-operating, non-recurring or non-core gains and losses.

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, management fees, certain other non-operating, non-recurring or non-core gains and losses, interest expense, income taxes, depreciation and amortization, and goodwill and asset impairment charges.

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

The following tables present a reconciliation of Non-GAAP Net Income, Non-GAAP Operating Profit and Adjusted EBITDA to the most directly comparable GAAP financial measures:

Net loss reconciliation to Non-GAAP Net Income

	Year Ended December 31,
(In millions)	2020	2021	2022
Net loss	$(245.8)	$(218.3)	$(804.8)
Share-based compensation expense	74.5	75.4	69.5
Special bonuses and other compensation expense (a)	37.5	11.8	10.0
Transaction-related adjustments, net (b)	46.7	25.7	11.0
Restructuring and transformation expenses (c)	104.8	161.5	99.0
Hosted Exchange incident expenses	—	—	5.9
Management fees (d)	8.4	—	—
Impairment of goodwill	—	52.4	534.5
Impairment of assets	—	—	146.1
Gain on sale of land	—	(19.9)	—
Net (gain) loss on divestiture and investments (e)	(0.7)	3.0	0.2
Debt modification and extinguishment costs (f)	71.5	37.5	—
Other (income) expense, net (g)	(2.5)	1.0	10.0
Amortization of intangible assets (h)	176.3	179.7	166.8
Tax effect of non-GAAP adjustments (i)	(119.4)	(103.3)	(133.3)
Non-GAAP Net Income	$151.3	$206.5	$114.9

Income (loss) from operations reconciliation to Non-GAAP Operating Profit

	Year Ended December 31,
(In millions)	2020	2021	2022
Income (loss) from operations	$24.7	$(2.5)	$(679.0)
Share-based compensation expense	74.5	75.4	69.5
Special bonuses and other compensation expense (a)	37.5	11.8	10.0
Transaction-related adjustments, net (b)	46.7	25.7	11.0
Restructuring and transformation expenses (c)	104.8	161.5	99.0
Hosted Exchange incident expenses	—	—	5.9
Management fees (d)	8.4	—	—
Impairment of goodwill	—	52.4	534.5
Impairment of assets	—	—	146.1
Gain on sale of land	—	(19.9)	—
Amortization of intangible assets (h)	176.3	179.7	166.8
Non-GAAP Operating Profit	$472.9	$484.1	$363.8

Net loss reconciliation to Adjusted EBITDA

	Year Ended December 31,
(In millions)	2020	2021	2022
Net loss	$(245.8)	$(218.3)	$(804.8)
Share-based compensation expense	74.5	75.4	69.5
Special bonuses and other compensation expense (a)	37.5	11.8	10.0
Transaction-related adjustments, net (b)	46.7	25.7	11.0
Restructuring and transformation expenses (c)	104.8	161.5	99.0
Hosted Exchange incident expenses	—	—	5.9
Management fees (d)	8.4	—	—
Impairment of goodwill	—	52.4	534.5
Impairment of assets	—	—	146.1
Gain on sale of land	—	(19.9)	—
Net (gain) loss on divestiture and investments (e)	(0.7)	3.0	0.2
Debt modification and extinguishment costs (f)	71.5	37.5	—
Other (income) expense, net (g)	(2.5)	1.0	10.0
Interest expense	268.4	205.1	208.5
Benefit for income taxes	(66.2)	(30.8)	(92.9)
Depreciation and amortization (j)	466.2	421.4	387.5
Adjusted EBITDA	$762.8	$725.8	$584.5

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

(b)
Includes legal, professional, accounting and other advisory fees related to acquisitions and the IPO, certain one-time costs related to being a first year public company, integration costs of acquired businesses, purchase accounting adjustments (including deferred revenue fair value discount), payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.

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

(e)	Includes gains and losses on investment and from dispositions.
(f)	Includes expenses related to repurchases of 8.625% Senior Notes, the February 2021 Refinancing Transaction and termination of the Receivables Financing Facility.
(g)	Reflects changes in the fair value of foreign currency derivatives and other foreign currency gains and losses.
(h)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
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

Non-GAAP Earnings Per Share

We define Non-GAAP EPS as Non-GAAP Net Income divided by our GAAP weighted average number of shares outstanding for the period on a diluted basis, after giving effect to the twelve-for-one stock split that was approved and effected by our board of directors on July 20, 2020, and further adjusted for the weighted average number of shares associated with securities which are anti-dilutive to GAAP EPS but dilutive to Non-GAAP EPS. Management uses Non-GAAP EPS to evaluate the performance of our business on a comparable basis from period to period, including by adjusting for the impact of the issuance of shares that would be dilutive to Non-GAAP EPS. The following table reconciles Non-GAAP EPS to our GAAP net loss per share on a diluted basis:

	Year Ended December 31,
(In millions, except per share amounts)	2020	2021	2022
Net loss attributable to common stockholders	$(245.8)	$(218.3)	$(804.8)
Non-GAAP Net Income	$151.3	$206.5	$114.9

Weighted average number of shares - Diluted	179.6	208.0	211.2
Effect of dilutive securities (a)	3.7	4.2	1.3
Non-GAAP weighted average number of shares - Diluted	183.3	212.2	212.5

Net loss per share - Diluted	$(1.37)	$(1.05)	$(3.81)
Per share impacts of adjustments to net loss (b)	2.21	2.04	4.35
Per share impacts of shares dilutive after adjustments to net loss (a)	(0.01)	(0.02)	0.00
Non-GAAP EPS	$0.83	$0.97	$0.54

(a)
Reflects impact of awards that would have been anti-dilutive to net loss per share, and therefore not included in the calculation, but would be dilutive to Non-GAAP EPS and are therefore included in the share count for purposes of this non-GAAP measure. Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock units (including performance-based restricted stock units) or purchases under the ESPP, as well as contingent shares associated with our acquisition of Datapipe. Certain of our potential common share equivalents are contingent on Apollo achieving pre-established performance targets based on a MOIC, which are included in the denominator for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

(b)	Reflects the aggregate adjustments made to reconcile Non-GAAP Net Income to our net loss, as noted in the above table, divided by the GAAP diluted number of shares outstanding for the relevant period.

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under our Revolving Credit Facility. As of December 31, 2022, the Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn as of December 31, 2022. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Facilities, the 5.375% Senior Notes and the 3.50% Senior Secured Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

On March 3, 2022, our board of directors authorized a program to repurchase up to $75 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws. During the year ended December 31, 2022, we repurchased $31 million, or 3.1 million shares, of our common stock on the open market under this program. As of December 31, 2022, approximately $44 million of the amount authorized by the board under the current program remained available for additional purchases.

At December 31, 2022, we held $228 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $147 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $64 million outstanding with respect to these arrangements as of December 31, 2022. We may choose to utilize these various sources of funding in future periods. Refer to Item 8 of Part II, Financial Statements and Supplementary Data - Note 8, "Financing Obligations" for more information regarding financing obligations.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $517 million outstanding with respect to operating and finance lease agreements as of December 31, 2022. We may choose to utilize such leasing arrangements in future periods. Refer to Item 8 of Part II, Financial Statements and Supplementary Data - Note 7, "Leases" for more information regarding our operating and finance leases.

As of December 31, 2022, we had $3,360 million aggregate principal amount outstanding under our Term Loan Facility, 5.375% Senior Notes, and 3.50% Senior Secured Notes, with $375 million of borrowing capacity available under the Revolving Credit Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

As of December 31, 2022, the interest rate on the Term Loan Facility was 7.38% and the outstanding principal balance was $2,260 million. We are required to make quarterly principal payments in the amount equal to 0.25% of the original principal amount of the Term Loan Facility, or $5.8 million, which began on June 30, 2021, with the balance due at maturity on February 15, 2028.

We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the Term Loan Facility that result from fluctuations in the LIBOR rate. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 14, "Derivatives" for more information on the interest rate swap agreements.

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

During 2022, there were no borrowings under the Revolving Credit Facility and we had no outstanding borrowings under the Revolving Credit Facility or letters of credit issued thereunder as of December 31, 2022.

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

Rackspace Technology Global is the issuer of the 3.50% Senior Secured Notes, and obligations under the 3.50% Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by all of Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries (as subsidiary guarantors) that guarantee the Senior Facilities. The 3.50% Senior Secured Notes and the related guarantees are secured by first-priority security interests in substantially all material owned assets of Rackspace Technology Global and the subsidiary guarantors, including the equity interest held by each, subject to certain exceptions, which assets also secure the Senior Facilities. The 3.50% Notes Indenture describes certain terms and conditions under which other current and future domestic subsidiaries are required to become guarantors of the 3.50% Senior Secured Notes.

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

As of December 31, 2022, $550 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

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

As of December 31, 2022, $550 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

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

As of December 31, 2022, we were in compliance with all covenants under the Senior Facilities and the Indentures.

Capital Expenditures

The following table sets forth a summary of our capital expenditures for the periods indicated:

	Year Ended December 31,
(In millions)	2020	2021	2022
Customer gear (1)	$127.2	$116.1	$83.7
Data center build outs (2)	15.3	12.5	4.2
Office build outs (3)	2.7	2.0	0.1
Capitalized software and other projects (4)	79.4	72.3	53.8
Total capital expenditures	$224.6	$202.9	$141.8
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

The reduction in capital expenditures from 2020 to 2021 and again from 2021 to 2022 is due to the continued mix shift of our revenues from high capital intensity service offerings to low capital intensity service offerings. Additionally, the shift of internal software development work to lower cost geographies has also contributed to the decrease in capital expenditures between periods.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Year Ended December 31,
(In millions)	2020	2021	2022
Cash provided by operating activities	$116.7	$370.8	$246.7
Cash used in investing activities	$(128.4)	$(69.0)	$(97.9)
Cash provided by (used in) financing activities	$29.9	$(132.2)	$(187.0)

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

Net cash provided by operating activities for 2022 decreased $124 million, or 33%, from 2021. This decrease was primarily driven by an increase in operating expense payments of $317 million, largely for third-party infrastructure costs, partially offset by an increase in cash collections of $115 million and a decrease in employee-related payments of $56 million mainly due to a shift in headcount to our offshore service centers.

Net cash provided by operating activities for 2021 increased $254 million, or 218%, from 2020. This increase was primarily driven by a $413 million increase in cash collections, primarily reflecting higher revenue levels and an increased focus on collection efforts with multiple large customers, and to a lesser extent, receiving prepayments. In addition, there was an $88 million decrease in debt interest payments due to lower interest rates on our long-term debt following various debt repurchase and refinancing transactions during the second half of 2020 and early 2021, and a $66 million decrease in employee-related payments due to a shift in headcount to our offshore service centers. These operating cash flow increases were partially offset by a $298 million increase in operating expense payments, largely for third-party infrastructure costs.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build-outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities for 2022 increased $29 million, or 42%, from 2021. This was mainly due to the receipt of net proceeds of $31 million in the prior year from the January 2021 sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers. During 2022, we made an $8 million cash payment in connection with the acquisition of Just Analytics and a $15 million payment for the purchase of a convertible promissory note that matures in 2027. These outflows in the current year period were offset by a $28 million reduction in cash purchases of property, equipment, and software year-over-year.

Net cash used in investing activities for 2021 decreased $59 million, or 46%, from 2020. This decrease was mainly due to net proceeds of $31 million from the January 2021 sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers. There was also a $10 million decrease in acquisitions, and an $8 million decrease in purchases of property, equipment, and software.

Cash Provided by or Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities for 2022 increased $55 million, or 41% from 2021. The change was primarily driven by a $57 million reduction in proceeds from employee stock plans year-over-year. The remaining variance includes $31 million in common stock share repurchases as part of the program authorized in March 2022, a $17 million increase in finance lease principal payments, and a $4 million increase in payments on the financing component of our interest rate swap during 2022. These drivers were partially offset by a $51 million reduction in net payments related to long-term debt activity between periods, including debt issuance costs. The prior year included the February 2021 Refinancing Transaction and a $65 million repayment on the now terminated Receivables Financing Facility, while the current period only includes quarterly principal payments on our Term Loan Facility. In addition, there was a $7 million decrease in principal payments for financing obligations between periods.

Net cash used in financing activities was $132 million for 2021 compared to net cash provided by financing activities of $30 million for 2020. The change was primarily driven by net proceeds of $658 million from the IPO, including $9 million in offering fees paid, for 2020, partially offset by a $526 million decrease in net debt activity. Net payments for long-term debt activity were $599 million during 2020, which included $1,177 million of 8.625% Senior Notes repurchases, $29 million of repayments on our Prior Term Loan Facility, and $9 million in debt issuance costs paid, offset by proceeds from the issuance of our 5.375% Senior Notes, and borrowings of $65 million under the Receivables Financing Facility. Net payments for long-term debt activity were $74 million during 2021, reflecting the refinancing of our Prior Term Loan Facility, a $65 million repayment related to the termination of our Receivables Financing Facility, and $35 million in debt issuance costs paid. In addition, there was a $30 million increase in proceeds from employee stock plans, a $27 million increase in payments for finance leases and the first three payments for the financing component of our interest rate swaps totaling $13 million during 2021, offset by proceeds from financing obligations of $21 million during 2020.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We have entered into various indemnification arrangements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies and third parties to whom and from whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by third parties due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions by us, our employees, agents or representatives. These indemnification obligations are considered off-balance sheet arrangements. To date, we have not incurred material costs as a result of such obligations and have not accrued any material liabilities related to such indemnification obligations in our consolidated financial statements. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 9, "Commitments and Contingencies" for more information related to these indemnification arrangements.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We consider accounting estimates that require significant management judgment to be critical accounting estimates. We review our estimates and judgments on an ongoing basis, including those related to business combinations, revenue recognition, allowance for credit losses, property, equipment and software and definite-lived intangible assets, goodwill and indefinite-lived intangible assets, contingencies, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to determine the carrying values of assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

A substantial amount of revenue relates to fees associated with our private cloud services within the Multicloud Services offerings that generally have a fixed term, typically from 12 to 36 months, with a monthly recurring fee based on the computing resources utilized and provided to the customer, the complexity of the underlying infrastructure and the level of support we provide. Contracts for our service offerings falling within our Apps & Cross Platform and OpenStack Public Cloud segments and public cloud service offerings within our Multicloud Services segment typically operate on a consumption model and can be canceled at any time without penalty.

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

Valuation of Accounts Receivable and Allowance for Credit Losses

We record an allowance for credit losses on trade accounts receivable for estimated losses resulting from uncollectible receivables. When evaluating the adequacy of the allowance, we consider historical bad debt write-offs and all known facts and circumstances such as current economic conditions and trends, customer creditworthiness and specifically identified customer risks. If actual collections of customer receivables differ from our estimates, additional allowances may be required which could have an impact on our results of operations.

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

As of September 1, 2022, due to the factors discussed below, we performed an interim impairment review of the recoverability of our long-lived assets by asset group. Based on the results of the recoverability test, we determined that, as of September 1, 2022, the carrying amount of the OpenStack Public Cloud asset group’s long-lived assets exceeded the sum of the undiscounted cash flows. Fair values of the OpenStack Public Cloud long-lived assets were determined using a combination of the income approach and the cost approach. The income approach utilized assumptions including management’s best estimates of the expected future cash flows, risk-adjusted discount rate, and the estimated useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. Estimates of floor values for the property, equipment and software, net, were considered relative to potential economic support for the assets such that the concluded value did not fall below the estimated floor value of these assets. We concluded that the carrying value of the OpenStack Public Cloud long-lived assets, including customer relationship intangibles and property, equipment and software, net, were impaired and recorded non-cash impairment charges of $38 million during the third quarter of 2022, which is included in "Impairment of assets" in our Consolidated Statements of Comprehensive Loss.

The results of our impairment reviews of the recoverability of our long-lived assets as of October 1, 2022 and December 31, 2022 did not indicate any impairments.

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

As of September 1, 2022, after considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting unit as of September 1, 2022.

For the interim quantitative goodwill impairment analysis performed as of September 1, 2022, we utilized the income approach to determine the fair value of our reporting units. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows. The discounted cash flow models reflect our assumptions regarding revenue growth rates, projected gross profit margins, risk-adjusted discount rates, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of our reporting units. The terminal period growth rate is selected based on economic conditions and consideration of growth rates used in the forecast period and historical performance of the reporting unit. We utilized a range of our weighted-average cost of capital of 10.0% to 12.0% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of September 1, 2022. As a result of our interim goodwill impairment test performed as of September 1, 2022, we determined that the carrying amount of our Multicloud Services reporting unit exceeded its fair value and recorded a goodwill impairment charge of $405 million during the third quarter of 2022, which is included in "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss. The impairment was driven by deteriorating forecasted margins and cash flows within this reporting unit primarily due to slower than anticipated product mix shifts. The Apps & Cross Platform reporting unit was determined to have a fair value that exceeded its carrying value by approximately 15% and therefore no impairment was recognized.

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

As of September 1, 2022, due to the factors discussed above and prior to testing our goodwill for impairment, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method. Significant estimates and assumptions included in the relief from royalty method are expectations of revenue growth rates, and selection of royalty rate and discount rate. We utilized a royalty rate of 0.5% and a discount rate of 10.7%. We determined the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $21 million non-cash impairment charge during the third quarter of 2022, which is included in "Impairment of assets" in our Consolidated Statements of Comprehensive Loss.

We performed our annual quantitative goodwill impairment test as of October 1, 2022. For the quantitative goodwill impairment analysis performed as of October 1, 2022, we utilized the income approach to determine the fair value of our reporting units, as discussed above. We utilized a range of our weighted-average cost of capital of 10.0% to 12.0% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of October 1, 2022. As a result of our goodwill impairment test performed as of October 1, 2022, we determined that the fair value exceeded the carrying amounts for each of our reporting units. The fair value exceeded the carrying value for the Multicloud Services reporting unit by 1% and the Apps & Cross Platform reporting unit by 15%. Therefore no impairment was recognized.

We performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting unit by utilizing changes in assumptions that reflect reasonably likely future changes in the discount rate used in the weighted-average cost of capital calculation and the terminal growth rate. Assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in decreases in fair value of our Multicloud Services and Apps & Cross Platform reporting units of approximately $236 million and $38 million, respectively.

As of October 1, 2022, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method, as discussed above. We utilized a royalty rate of 0.5% and a discount rate of 10.7%. We determined the estimated fair value of the Rackspace trade name was greater than its carrying value, and therefore no impairment was recognized.

During the fourth quarter of 2022, subsequent to our annual goodwill impairment analysis, we experienced decline in our market capitalization following a ransomware incident in early December which caused service disruptions on our Hosted Exchange email business which is included in our Apps & Cross Platform reporting unit. After considering all available evidence in our evaluation of goodwill impairment indicators, including our lowered projected operating results within this reporting unit, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of December 31, 2022.

For the quantitative goodwill impairment analysis performed as of December 31, 2022, we utilized the income approach to determine the fair value of our reporting units, as discussed above. We utilized a range of our weighted-average cost of capital of 10.5% to 12.0% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of December 31, 2022. As a result of our goodwill impairment test performed as of December 31, 2022, we determined that the carrying amount of our Apps & Cross Platform reporting unit exceeded its fair value and recorded a goodwill impairment charge of $129 million, which is included in "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss. The impairment was driven by a decrease in forecasted revenues, margins, and cash flows within the reporting unit primarily due to the Hosted Exchange incident and other macroeconomic factors. The Multicloud Services reporting unit was determined to have a fair value that exceeded its carrying value by approximately 1% and therefore no impairment was recognized.

We performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting unit by utilizing changes in assumptions that reflect reasonably likely future changes in the discount rate used in the weighted-average cost of capital calculation and the terminal growth rate. Assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in decreases in fair value of our Multicloud Services and Apps & Cross Platform reporting units of approximately $218 million and $22 million, respectively.

As of December 31, 2022, due to the factors discussed above and prior to testing our goodwill for impairment, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method, as discussed above. We utilized a royalty rate of 0.5% and a discount rate of 11.0%. We determined the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $12 million non-cash impairment charge during the fourth quarter of 2022, which is included in "Impairment of assets" in our Consolidated Statements of Comprehensive Loss.

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

As a result of our annual goodwill impairment test performed during the fourth quarter of 2021, we determined that the carrying amount of our OpenStack Public Cloud reporting unit exceeded its fair value and fully impaired its goodwill by recording a goodwill impairment charge of $52 million for the year ended December 31, 2021. The impairment was driven by deteriorating forecasted margins and cash flows within the reporting unit primarily due to operating costs declining at a slower rate than previously anticipated even after factoring in the long term impacts of the July 2021 Restructuring Plan.

As of December 31, 2022, the carrying amount of goodwill was $2,155.1 million.

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

We used the Income Approach to estimate the value of our equity. Within the Income Approach, we rely upon the Discounted Cash Flow (“DCF”) method, which focused on our estimated expected cash flow available for distribution to the equityholders. The DCF calculation was prepared based on detailed revenue and expense projections prepared by management as part of its annual budgeting process and reflected the financial and operational facts and circumstances specific to our company. Significant assumptions impacting the DCF calculation also included expected future capital expenditures, our long-term growth rate, and the applicable discount rate. For purposes of capturing the dilution from outstanding options, the valuation utilized the Option-Pricing Method. The Option-Pricing Method depended on key assumptions regarding the volatility and time to a liquidity event but did not require explicit estimates of the possible future outcomes. The input and assumptions used in this calculation were total equity value, time to liquidity, expected volatility and dividends, which were all determined by management. A discount for lack of marketability was not applied as its impact was already reflected in the equity value through the discount rate, given that there were no differential rights attributable to different shareholders (as we have only one class of shares). These estimates were complex, involved a number of variables, uncertainties and assumptions and the application of management’s judgment, as they were inherently subjective.

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

Our effective tax rates may differ from the statutory rate for various reasons, including differences due to the tax impact of foreign operations, R&D tax credits, state taxes, contingency reserves for uncertain tax positions, certain benefits realized related to share-based compensation, executive compensation that is nondeductible under IRC Section 162(m), changes in the valuation of our deferred tax assets or liabilities, goodwill impairments, or from changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are periodically subject to examination of our income tax returns in the U.S., U.K., India, and other countries. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities, which includes our $375 million Revolving Credit Facility and $2,260 million outstanding under the Term Loan Facility. As of December 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $2,260 million outstanding under the Term Loan Facility. As of December 31, 2022, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities.

Our Term Loan Facility bears interest at an annual rate equal to an applicable margin plus three-month LIBOR, subject to a 0.75% floor. We have entered into interest rate swap agreements indexed to three-month LIBOR in order to manage our risk from fluctuations in three-month LIBOR above the 0.75% floor. During 2022, three of these swap agreements matured. The fixed rate for the remaining swap agreement is presented in the table below. As of December 31, 2022, the interest rate on the Term Loan Facility was 7.38%, equal to an applicable margin of 2.75% plus three-month LIBOR for the interest period of 4.63%.

The key terms of the swap outstanding as of December 31, 2022 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
February 2021	February 9, 2021	$1,350.0	2.3820%	February 9, 2026

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. During 2022, we recognized foreign currency transaction losses of $10 million within "Other income (expense), net" in our Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

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

There were no foreign currency hedging contracts outstanding as of December 31, 2021 or 2022.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 14, "Derivatives," for more information on interest rate swaps and foreign currency hedging contracts.

Power Prices

We are a large consumer of power. During 2022, we expensed approximately $45 million for utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RACKSPACE TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rackspace Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rackspace Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Interim Goodwill Impairment Assessments - Multicloud Services and Apps & Cross Platform Reporting Units

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated net goodwill balance was $2,155.1 million as of December 31, 2022, and the goodwill associated with the Multicloud Services and Apps & Cross Platform reporting units was $1,956.4 million and $198.7 million, respectively. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment at the reporting unit level. Management conducts impairment testing on an annual basis as of October 1st or more frequently if events or circumstances indicate a potential impairment. During the third quarter of 2022, the Company experienced a sustained decline in its stock price resulting in the market capitalization being less than the carrying value of the combined reporting units. After considering all available evidence in the evaluation of goodwill impairment indicators, management determined it appropriate to perform an interim quantitative assessment of the reporting units as of September 1, 2022. As a result of this assessment, management recorded a non-cash impairment charge of $405.2 million for Multicloud Services reporting unit. During the fourth quarter of 2022, subsequent to the annual goodwill impairment analysis, the Company experienced a decline in its market capitalization following a ransomware incident. After considering all available evidence in the evaluation of goodwill impairment indicators, management determined it appropriate to perform an interim quantitative assessment of the reporting units as of December 31, 2022. As a result of this assessment, management recorded a non-cash impairment charge of $129.3 million for Apps & Cross Platform reporting unit. Management estimated the fair values of each of the reporting units using the income approach, specifically the discounted cash flow method. The discounted cash flow models reflect management’s assumptions regarding revenue growth rates, projected gross profit margins, risk-adjusted discount rates, terminal period growth rates, economic and market trends and other expectations about the anticipated operating results of the Company’s reporting units.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments of the Multicloud Services and Apps & Cross Platform reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Multicloud Services and Apps & Cross Platform reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating management’s significant assumptions related to revenue growth rates, projected gross profit margins and risk-adjusted discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessments, including controls over the valuation of the Multicloud Services and Apps & Cross Platform reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the Multicloud Services and Apps & Cross Platform reporting units, (ii) evaluating the appropriateness of the discounted cash flow models, (iii) testing the completeness and accuracy of underlying data used in the models, and (iv) evaluating the significant assumptions used by management related to revenue growth rates, projected gross profit margins and risk-adjusted discount rates. Evaluating management’s significant assumptions related to revenue growth rates and projected gross profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow models and (ii) the reasonableness of the risk-adjusted discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
March 16, 2023

We have served as the Company’s auditor since 2017.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	December 31, 2021	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$272.8	$228.4
Accounts receivable, net of allowance for credit losses and accrued customer credits of $18.4 and $24.6, respectively	554.3	622.2
Prepaid expenses	110.0	97.3
Other current assets	52.4	125.3
Total current assets	989.5	1,073.2

Property, equipment and software, net	826.7	628.3
Goodwill, net	2,706.8	2,155.1
Intangible assets, net	1,466.5	1,236.0
Operating right-of-use assets	161.8	138.0
Other non-current assets	177.4	226.1
Total assets	$6,328.7	$5,456.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$369.5	$447.3
Accrued compensation and benefits	104.5	95.3
Deferred revenue	98.6	80.9
Debt	23.0	23.0
Accrued interest	27.6	36.3
Operating lease liabilities	60.4	60.0
Finance lease liabilities	64.6	61.7
Financing obligations	48.0	16.7
Other current liabilities	41.2	35.3
Total current liabilities	837.4	856.5

Non-current liabilities:
Debt	3,310.9	3,295.4
Operating lease liabilities	114.8	84.8
Finance lease liabilities	345.1	310.5
Financing obligations	62.9	47.6
Deferred income taxes	205.8	126.7
Other non-current liabilities	124.4	105.7
Total liabilities	5,001.3	4,827.2

Commitments and Contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 211.2 and 215.7 shares issued; 211.2 and 212.6 shares outstanding, respectively	2.1	2.2
Additional paid-in capital	2,500.0	2,573.3
Accumulated other comprehensive income	6.9	71.4
Accumulated deficit	(1,181.6)	(1,986.4)
Treasury stock, at cost; zero and 3.1 shares held, respectively	—	(31.0)
Total stockholders' equity	1,327.4	629.5
Total liabilities and stockholders' equity	$6,328.7	$5,456.7

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions, except per share data)	2020	2021	2022
Revenue	$2,707.1	$3,009.5	$3,122.3
Cost of revenue	(1,722.7)	(2,072.7)	(2,265.4)
Gross profit	984.4	936.8	856.9
Selling, general and administrative expenses	(959.7)	(906.8)	(855.3)
Impairment of goodwill	—	(52.4)	(534.5)
Impairment of assets	—	—	(146.1)
Gain on sale of land	—	19.9	—
Income (loss) from operations	24.7	(2.5)	(679.0)
Other income (expense):
Interest expense	(268.4)	(205.1)	(208.5)
Gain (loss) on investments, net	0.7	(3.0)	(0.2)
Debt modification and extinguishment costs	(71.5)	(37.5)	—
Other income (expense), net	2.5	(1.0)	(10.0)
Total other income (expense)	(336.7)	(246.6)	(218.7)
Loss before income taxes	(312.0)	(249.1)	(897.7)
Benefit for income taxes	66.2	30.8	92.9
Net loss	$(245.8)	$(218.3)	$(804.8)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$8.8	$(3.6)	$(27.2)
Unrealized gain (loss) on derivative contracts	(47.6)	11.5	86.9
Amount reclassified from accumulated other comprehensive income (loss) to earnings	8.2	17.6	4.8
Other comprehensive income (loss)	(30.6)	25.5	64.5
Comprehensive loss	$(276.4)	$(192.8)	$(740.3)

Net loss per share:
Basic and diluted	$(1.37)	$(1.05)	$(3.81)
Weighted average number of shares outstanding:
Basic and diluted	179.6	208.0	211.2

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2020	2021	2022
Cash Flows From Operating Activities
Net loss	$(245.8)	$(218.3)	$(804.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	466.2	424.8	387.8
Amortization of operating right-of-use assets	70.7	65.9	59.8
Deferred income taxes	(73.6)	(41.5)	(108.8)
Share-based compensation expense	74.5	75.4	69.5
Impairment of goodwill	—	52.4	534.5
Impairment of assets	—	—	146.1
Gain on sale of land	—	(19.9)	—
Debt modification and extinguishment costs	71.5	37.5	—
Unrealized (gain) loss on derivative contracts	(2.3)	16.8	18.5
(Gain) loss on investments, net	(0.7)	3.0	0.2
Provision for bad debts and accrued customer credits	24.7	(2.0)	12.4
Amortization of debt issuance costs and debt discount	18.0	8.8	8.0
Non-cash fair value adjustments	—	—	3.2
Other operating activities	(1.4)	(2.1)	(0.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(156.0)	(69.5)	(82.4)
Prepaid expenses and other current assets	(58.0)	9.5	(7.1)
Accounts payable, accrued expenses, and other current liabilities	(7.4)	88.1	69.8
Deferred revenue	9.9	21.6	(21.6)
Operating lease liabilities	(58.0)	(61.4)	(65.5)
Other non-current assets and liabilities	(15.6)	(18.3)	27.3
Net cash provided by operating activities	116.7	370.8	246.7
Cash Flows From Investing Activities
Purchases of property, equipment and software	(116.5)	(108.4)	(80.4)
Acquisitions, net of cash acquired	(9.5)	—	(7.7)
Proceeds from sale of land	—	31.3	—
Proceeds from sales of investments	0.9	—	—
Purchase of convertible promissory note	—	—	(15.0)
Other investing activities	(3.3)	8.1	5.2
Net cash used in investing activities	(128.4)	(69.0)	(97.9)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	657.8	—	—
Proceeds from employee stock plans	31.1	61.1	3.7
Shares of common stock withheld for employee taxes	(2.1)	—	—
Shares of common stock repurchased	—	—	(31.0)
Proceeds from borrowings under long-term debt arrangements	860.0	2,838.5	—
Payments on long-term debt	(1,450.6)	(2,877.9)	(23.0)
Payments for debt issuance costs	(8.8)	(34.5)	—
Payments on financing component of interest rate swap	—	(12.9)	(17.2)
Principal payments of finance lease liabilities	(24.0)	(50.6)	(67.2)
Proceeds from financing obligations	20.9	—	—
Principal payments of financing obligations	(54.4)	(55.9)	(49.0)
Other financing activities	—	—	(3.3)
Net cash provided by (used in) financing activities	29.9	(132.2)	(187.0)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2.8	(2.3)	(5.8)
Increase (decrease) in cash, cash equivalents, and restricted cash	21.0	167.3	(44.0)
Cash, cash equivalents, and restricted cash at beginning of period	87.1	108.1	275.4
Cash, cash equivalents, and restricted cash at end of period	$108.1	$275.4	$231.4

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$262.8	$178.5	$177.9
Cash payments for income taxes, net of refunds	$15.6	$5.5	$10.5

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$93.7	$60.4	$36.7
Acquisition of property, equipment and software by financing obligations	27.8	44.7	7.1
Increase (decrease) in property, equipment and software accrued in liabilities	(13.4)	(10.6)	17.6
Non-cash purchases of property, equipment and software	$108.1	$94.5	$61.4

Non-cash increase in buildings within property, equipment and software, net due to lease modification	$220.3	$—	$—
Debt issuance costs included in accrued liabilities	$0.6	$—	$—
Other non-cash investing and financing activities	$2.3	$—	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Consolidated Statements of Cash Flows.

	Year Ended December 31,
(In millions)	2020	2021	2022
Cash and cash equivalents	$104.7	$272.8	$228.4
Restricted cash included in other non-current assets	3.4	2.6	3.0
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$108.1	$275.4	$231.4

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	165.4	$1.6	$1,602.7	$12.0	$(717.5)	—	$—	$898.8
Issuance of common stock	33.5	0.4	657.4	—	—	—	—	657.8
Exercise of stock options and release of stock awards, net of shares withheld	2.5	—	23.4	—	—	—	—	23.4
Issuance of shares from Employee Stock Purchase Plan	0.4	—	5.6	—	—	—	—	5.6
Share-based compensation expense	—	—	74.5	—	—	—	—	74.5
Net loss	—	—	—	—	(245.8)	—	—	(245.8)
Other comprehensive loss	—	—	—	(30.6)	—	—	—	(30.6)
Balance at December 31, 2020	201.8	$2.0	$2,363.6	$(18.6)	$(963.3)	—	$—	$1,383.7
Issuance of common stock	2.7	—	—	—	—	—	—	—
Exercise of stock options and release of stock awards	6.0	0.1	50.7	—	—	—	—	50.8
Issuance of shares from Employee Stock Purchase Plan	0.7	—	10.3	—	—	—	—	10.3
Share-based compensation expense	—	—	75.4	—	—	—	—	75.4
Net loss	—	—	—	—	(218.3)	—	—	(218.3)
Other comprehensive income	—	—	—	25.5	—	—	—	25.5
Balance at December 31, 2021	211.2	$2.1	$2,500.0	$6.9	$(1,181.6)	—	$—	$1,327.4
Exercise of stock options and release of stock awards	3.7	0.1	0.7	—	—	—	—	0.8
Issuance of shares from Employee Stock Purchase Plan	0.8	—	3.1	—	—	—	—	3.1
Share-based compensation expense	—	—	69.5	—	—	—	—	69.5
Net loss	—	—	—	—	(804.8)	—	—	(804.8)
Other comprehensive income	—	—	—	64.5	—	—	—	64.5
Repurchase of common stock	—	—	—	—	—	3.1	(31.0)	(31.0)
Balance at December 31, 2022	215.7	$2.2	$2,573.3	$71.4	$(1,986.4)	3.1	$(31.0)	$629.5

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

On July 20, 2020, the board of directors of the company approved and effected a twelve-for-one stock split of the company’s common stock. All common stock share and per-share data, excluding par value per share, included in the accompanying consolidated financial statements give effect to this split.

On August 7, 2020, we completed the IPO, in which we issued and sold 33,500,000 shares of our common stock at a public offering price of $21.00 per share.

On November 5, 2020, we acquired 100% of Bright Skies, a cloud-native consulting and managed services provider. The acquisition of Bright Skies was not material to the consolidated financial statements.

On January 18, 2022, we acquired 100% of Just Analytics, a leading provider of cloud-based data, analytics, and artificial intelligence services based in the APJ region. The acquisition was completed for $7.7 million in cash consideration, net of cash acquired, together with future deferred payments that are considered post-combination compensation costs and will be recognized over the next three years. The acquisition of Just Analytics was not material to the consolidated financial statements.

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

Russia and Ukraine Conflict

Political and economic uncertainty surrounding the Conflict between Russia and Ukraine could have a material adverse effect on our business. Currently, the conflict has not had a significant impact on our operations or financial performance. However, our overall performance depends in part on worldwide economic and geopolitical conditions. We are monitoring the situation and the potential for the conflict to spread to other countries which could adversely impact our customers and operations, and we may take actions that modify our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.

Subsequent Events

Effective on January 1, 2023, we reorganized around a two-business unit operating model, Public Cloud and Private Cloud. This two-business unit operating model ensures increased focus, delivery, and service quality for our customers. Beginning in 2023, we will change our segment reporting to reflect this reorganization under three reporting segments: Public Cloud, Private Cloud and OpenStack Public Cloud.

Cash, Cash Equivalents, and Restricted Cash

Our cash is comprised of bank deposits, overnight sweep accounts and money market funds and is held with high-credit quality U.S. and foreign financial institutions. We consider all highly liquid investments, such as money market funds, with original maturities of three months or less when acquired to be cash equivalents.

Restricted cash, included in "Other non-current assets" in our Consolidated Balance Sheets, represents collateral for letters of credit. Restricted cash was $2.6 million and $3.0 million as of December 31, 2021 and 2022, respectively.

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

Replacements and major improvements to property, equipment and software are capitalized, while maintenance and repairs are charged to expense as incurred. We also capitalize interest costs incurred during the acquisition, development and construction of certain assets until the asset is ready for its intended use. We capitalized interest of $0.8 million, $0.6 million and $0.4 million for the years ended December 31, 2020, 2021 and 2022, respectively.

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

Assets classified as held for sale are recorded at the lower of carrying value or its estimated fair value, less costs to sell, and no depreciation and amortization is recorded after the held for sale classification is met. As of December 31, 2022, our corporate headquarters property was classified as held for sale. The property's previous carrying amount was written down to its estimated fair value, less estimated cost to sell, resulting in an impairment charge of $70.6 million for the year ended December 31, 2022. We also wrote-off the remaining $4.8 million net book value of the related property tax abatement asset. See Note 4, "Property, Equipment and Software, net" and Note 5, "Goodwill and Intangible Assets" for more information.

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

As of September 1, 2022, prior to performing the goodwill impairment analysis discussed below, we performed a recoverability test of our long-lived assets by asset group, including finite-lived intangible assets, in which we estimated the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Based on the results of the recoverability test, we determined that, as of September 1, 2022, the carrying amount of the OpenStack Public Cloud asset group’s underlying assets exceeded the sum of the undiscounted cash flows, and therefore is subject to the fair value test. Fair values of the OpenStack Public Cloud long-lived assets were determined using a combination of the income approach and the cost approach. The income approach utilized assumptions including management’s best estimates of the expected future cash flows, risk-adjusted discount rate, and the estimated useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. Estimates of floor values for the property, equipment and software, net, were considered relative to potential economic support for the assets such that the concluded value did not fall below the estimated floor value of these assets. As a result of the fair value test, we recorded non-cash impairment charges totaling $37.7 million related to property, equipment and software, net and intangible assets, which are included in "Impairment of assets" on our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2022.

We also performed recoverability tests of our long-lived assets in conjunction with the goodwill impairment analyses as of October 1, 2022 and December 31, 2022 which did not result in any impairment charges.

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

During the third quarter of 2022, we experienced a sustained decline in our stock price resulting in our market capitalization being less than the carrying value of our combined reporting units. As of September 1, 2022, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. In addition, as of September 1, 2022, we lowered our projected operating results primarily due to product mix shifts and market concerns related to inflation and other macroeconomic factors. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of September 1, 2022.

During the fourth quarter of 2022, subsequent to our annual goodwill impairment analysis, we experienced a decline in our market capitalization following a ransomware incident in early December which caused service disruptions on our Hosted Exchange email business which is included in our Apps & Cross Platform reporting unit. After considering all available evidence in our evaluation of goodwill impairment indicators, including our lowered projected operating results within this reporting unit, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of December 31, 2022.

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

For the goodwill impairment tests completed during the years ended December 31, 2020, 2021 and 2022, including the interim quantitative analyses, we compared the fair values of each of our reporting units to their respective carrying amounts. The fair values of each of our reporting units were derived using the income approach, specifically the discounted cash flow method. The discounted cash flow models reflect our assumptions regarding revenue growth rates, projected gross profit margins, risk-adjusted discount rates, terminal period growth rates, economic and market trends and other expectations about the anticipated operating results of our reporting units. As part of the goodwill impairment test, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units, including OpenStack Public Cloud. Goodwill impairment is measured as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill for that reporting unit.

The results of our interim quantitative goodwill impairment analysis performed as of September 1, 2022 indicated an impairment of goodwill within our Multicloud Services reporting unit, and we recorded a non-cash impairment charge of $405.2 million within "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss in the third quarter of 2022.

The results of our annual goodwill impairment test as of October 1, 2022 did not indicate any impairments of goodwill. The results of our interim quantitative goodwill impairment analysis performed as of December 31, 2022 indicated an impairment of goodwill within our Apps & Cross Platform reporting unit, and we recorded a non-cash impairment charge of $129.3 million within "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss in the fourth quarter of 2022.

The results of our goodwill impairment test for the year ended December 31, 2021 indicated a full impairment of goodwill within our OpenStack Public Cloud reporting unit, and we recorded a non-cash impairment charge of $52.4 million within "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss.

The results of our goodwill impairment test for the year ended December 31, 2020 did not indicate any impairments of goodwill.

See Note 5, "Goodwill and Intangible Assets" for more information.

Our indefinite-lived intangible asset is tested for impairment at the consolidated level. In evaluating the Rackspace trade name for impairment, we compare the fair value of the asset to its carrying amount to determine potential impairment. Our estimate of the fair value of the Rackspace trade name is derived using the income approach, specifically the relief-from-royalty method.

As of September 1, 2022, due to the factors discussed in the goodwill analysis above and prior to testing our goodwill for impairment, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method and determined the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $21.0 million non-cash impairment charge which is included in "Impairment of assets" in our Consolidated Statements of Comprehensive Loss in the third quarter of 2022.

The results of our annual indefinite-lived asset impairment test as of October 1, 2022 did not indicate any impairment of the Rackspace trade name. As of December 31, 2022, due to the factors discussed in the goodwill analysis above, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method and determined the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $12.0 million non-cash impairment charge which is included in "Impairment of assets" in our Consolidated Statements of Comprehensive Loss in the fourth quarter of 2022.

The results of our indefinite-lived asset impairment tests for the years ended December 31, 2020 and 2021 did not indicate any impairments of the Rackspace trade name.

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

The aggregate carrying value of equity investments that do not have a readily determinable fair value was $5.1 million as of December 31, 2021 and 2022.

Leases

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

See Note 8, "Financing Obligations" for disclosure of future minimum payments under vendor financing and failed sale-leaseback arrangements.

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

See Note 10, "July 2021 Restructuring Plan," for additional information.

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

A substantial amount of revenue relates to fees associated with our private cloud arrangements within our Multicloud Services offerings that generally have a fixed term, typically from 12 to 36 months, with a monthly recurring fee based on the computing resources utilized and provided to the customer, the complexity of the underlying infrastructure, and the level of support we provide. Customers generally have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. Many of our contracts require our customers to pay early termination fees in the event they cancel a contract prior to the end of its term, typically amounting to the outstanding value of the contract. These fees are recognized as revenue in the period of contract termination as we have no further obligation to perform.

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

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. Our accounts receivable balance also includes unbilled amounts representing revenue recorded for usage-based services provided in the period but which are invoiced in arrears. We record an allowance for credit losses for estimated losses resulting from uncollectible receivables. When evaluating the adequacy of the allowance, we consider historical bad debt write-offs and all known facts and circumstances such as current economic conditions and trends, customer creditworthiness, and specifically identified customer risks.

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

Cost Incurred to Obtain and Fulfill a Contract

We recognize assets for the incremental costs to obtain and fulfill a contract with a customer. Incremental costs to obtain a contract include sales commissions on the initial contract while costs to fulfill a contract include implementation and set-up related expenses. These costs are capitalized within the Consolidated Balance Sheets and are recognized as expense over the period the related services are expected to be delivered to the customer, which is approximately 30 months including expected renewals. If such period is less than 12 months, we have elected to apply the practical expedient under ASC 606 and expense costs as incurred. We include expected renewals in the period over which related services are expected to be delivered because sales commissions paid on renewals are not material and not commensurate with sales commissions paid on the initial contract. Sales commissions expense is recorded within "Selling, general and administrative expenses" and implementation and amortization of set-up costs are recorded within "Cost of revenue" in the Consolidated Statements of Comprehensive Loss. These capitalized costs are included in "Other non-current assets" in the Consolidated Balance Sheets.

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

Advertising costs are expensed in the period incurred. Advertising expense was $42.5 million, $33.6 million and $34.4 million for the years ended December 31, 2020, 2021 and 2022, respectively.

R&D expense was $36.7 million, $28.3 million and $24.5 million, for the years ended December 31, 2020, 2021 and 2022, respectively.

Share-Based Compensation

We grant equity awards, including stock options and restricted stock, to eligible participants. Share-based compensation expense for equity awards is measured at fair value on the grant date. The fair value of stock options with either solely a service requirement or with the combination of service and performance requirements is determined using the Black-Scholes valuation model, which requires us to make assumptions and judgments about variables related to our common stock and the related awards. The fair value of restricted stock with either solely a service requirement or with the combination of service and performance requirements is based on the closing fair market value of our common stock on the date of grant. The fair value of awards with vesting conditions dependent upon market performance is determined using a Monte Carlo simulation. Share-based compensation expense is recognized over the awards requisite service period. For awards with graded vesting that are subject only to a service condition, the expense is recognized on a straight-line basis over the service period for the entire award. Expense for awards with a performance condition is recognized over our best estimate of the period over which the performance condition will be met. Forfeitures are recognized as incurred, rather than estimated.

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

Financial instruments measured at fair value on a recurring basis primarily consist of money market funds and derivative instruments. The fair values of money market funds are measured using Level 1 inputs, which are based on a market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. The fair values of derivative instruments are measured using Level 2 inputs. See "Derivative Instruments" below for more information on the inputs used to fair value our derivative instruments.

The fair values of our long-term debt instruments are measured using Level 2 inputs. See Note 6, "Debt" for more information on the inputs used to fair value our long-term debt instruments.

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

The fair value of the convertible promissory note described in Note 2, "Customer Contracts" is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs such as the issuer's credit risk and probabilities of various settlement scenarios.

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

Transaction gains or losses in currencies other than the functional currency are included as a component of "Other income (expense), net" in the Consolidated Statements of Comprehensive Loss. We recorded transaction gains of $5.8 million, losses of $3.3 million, and losses of $10.1 million for the years ended December 31, 2020, 2021 and 2022, respectively.

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

As of December 31, 2021 and 2022, we do not have any power contracts recorded at fair value on the Consolidated Balance Sheets, as we have applied the normal purchases and normal sales scope exception to derivative accounting for all fixed priced power contracts.

Recent Accounting Pronouncements

Recently Adopted

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (ASC 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. The guidance is applied prospectively upon adoption. We early adopted this guidance on January 1, 2022 and applied it to our accounting for the acquisition of Just Analytics. The adoption of the guidance did not have a material impact on our consolidated financial statements.

Not Yet Adopted

Reference Rate Reform

The United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. U.S. dollar LIBOR may be replaced by the Secured Overnight Financing Rate or other benchmark rates over the next several years. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting containing practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be applied from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (ASC 848) - Deferral of the Sunset Date of Topic 848, which extended the date to apply the practical expedients outlined in ASU No. 2020-04 from December 31, 2022 to December 31, 2024. In January 2021, the FASB issued an update that provides supplemental guidance and clarification of the reference rate reform. We have elected to apply certain practical expedients in the past. We continue to evaluate the impact of the guidance and may apply other elections prior to December 31, 2024, as applicable, as additional changes in the market occur. Currently, borrowings under our Senior Facilities use LIBOR as a benchmark for establishing the applicable interest rate, but the First Lien Credit Agreement includes provisions relating to the future discontinuance of LIBOR and sets forth mechanics for establishing the replacement of LIBOR with an alternative benchmark rate.

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Consolidated Balance Sheets Account	December 31, 2020	December 31, 2021	December 31, 2022
Accounts receivable, net	Accounts receivable, net (1)	$483.0	$554.3	$622.2
Current portion of contract assets	Other current assets	$12.2	$15.2	$16.0
Non-current portion of contract assets	Other non-current assets	$13.9	$13.1	$10.4
Current portion of deferred revenue	Deferred revenue	$76.7	$98.6	$80.9
Non-current portion of deferred revenue	Other non-current liabilities	$14.2	$13.6	$8.6
(1)    Allowance for credit losses and accrued customer credits was $28.3 million, $18.4 million and $24.6 million as of December 31, 2020, 2021 and 2022, respectively.

The following table sets forth the changes in the allowance for credit losses during the years ended December 31, 2020, 2021 and 2022:

(In millions)	Beginning Balance	Additions (1)	Write-offs of Accounts Receivables, Net of Recoveries	Ending Balance
For the years ending December 31,
2020	$9.5	$20.1	$(13.4)	$16.2
2021	$16.2	$5.4	$(7.9)	$13.7
2022	$13.7	$11.0	$(6.3)	$18.4
(1)    Additions to the allowance for credit losses are charged to bad debt within "Selling, general and administrative expenses."

We identified an immaterial correction in the disclosure of amounts previously reported as recognized in revenue for the years ended December 31, 2020 and 2021, which were included in deferred revenue as of the beginning of each period and have updated these amounts to $66.6 million and $76.7 million, respectively. Amounts recognized in revenue for the year ended December 31, 2022, which were included in deferred revenue as of the beginning of the period totaled $98.6 million.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2021 and 2022, the balances of capitalized costs to obtain a contract were $58.0 million and $55.8 million, respectively, and the balances of capitalized costs to fulfill a contract were $23.5 million and $17.7 million, respectively. These capitalized costs are included in "Other non-current assets" on the Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Year Ended December 31,
(In millions)	2020	2021	2022
Amortization of capitalized sales commissions	$44.2	$43.7	$43.7
Amortization of capitalized implementation costs	$17.4	$18.1	$16.4

Remaining Performance Obligations

As of December 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was $630.6 million, of which approximately 67% is expected to be recognized as revenue during 2023 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. The aggregate amount of transaction price excludes variable consideration related to our usage-based arrangements for which we recognize revenue based on the right to invoice for the services performed.

Convertible Promissory Note

On September 27, 2022, we entered into a convertible note purchase agreement with a private company that is also a customer and a vendor. Pursuant to the purchase agreement, we purchased an unsecured convertible promissory note (the "Note") in an aggregate principal amount of $15.0 million. The Note will accrue simple interest at a rate of 6% per annum and matures on September 27, 2027, unless earlier converted per the terms of the agreement. We have elected to apply the fair value option under ASC No. 825, Financial Instruments, to account for the Note. As of December 31, 2022, the fair value of the Note was $11.8 million and is included in "Other non-current assets" on our Consolidated Balance Sheets.

3. Net Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
(In millions, except per share data)	2020	2021	2022
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(245.8)	$(218.3)	$(804.8)
Weighted average shares outstanding:
Common stock	179.6	208.0	211.2
Number of shares used in per share computations	179.6	208.0	211.2
Net loss per share	$(1.37)	$(1.05)	$(3.81)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the ESPP, as well as contingent shares associated with our acquisition of Datapipe. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 24.3 million, 19.2 million and 23.3 million potential common shares from the computation of dilutive loss per share for the years ended December 31, 2020, 2021 and 2022, respectively, because the effect would have been anti-dilutive.

4. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2021	December 31, 2022
Computers and equipment	$1,206.5	$1,131.2
Software	465.6	464.2
Furniture and fixtures	21.9	15.8
Buildings and leasehold improvements	512.9	402.2
Land	21.2	—
Property, equipment and software, at cost	2,228.1	2,013.4
Less: Accumulated depreciation	(1,413.4)	(1,400.3)
Work in process	12.0	15.2
Property, equipment and software, net	$826.7	$628.3

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

In October 2022, we announced our intention to sell our current corporate headquarters facility located in Windcrest, Texas and relocate our corporate headquarters to leased office space in San Antonio, Texas. As of December 31, 2022, this property met the criteria to be classified as held for sale under GAAP. The property's previous carrying amount of $82.7 million was written down to its estimated fair value, less estimated cost to sell, of $12.1 million, resulting in a $70.6 million impairment charge which is included in "Impairment of assets" in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2022. The property's estimated fair value, less estimated cost to sell, of $12.1 million was recorded in "Other current assets" in the Consolidated Balance Sheets as of December 31, 2022. We recorded this impairment charge prior to performing the December 31, 2022 goodwill impairment test. See Note 5, "Goodwill and Intangible Assets" for more information.

For the year ended December 31, 2022, we recognized property, equipment and software impairment charges of $15.3 million related to the OpenStack Public Cloud long-lived assets. See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for discussion of the long-lived asset impairment charges.

Depreciation expense related to property, equipment and software was $289.8 million, $245.1 million and $220.9 million for the years ended December 31, 2020, 2021 and 2022, respectively.

Included in the balance of property, equipment and software as of December 31, 2021 and 2022 are assets recorded under finance leases. See Note 7, "Leases" for a discussion of the lease arrangements and the amounts within property, equipment and software as of December 31, 2021 and 2022.

5. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment during the years ended December 31, 2021 and 2022:

(In millions)	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total Consolidated
Gross goodwill as of December 31, 2020	$2,681.0	$322.6	$52.5	$3,056.1
Less: Accumulated impairment charges	(295.0)	—	—	(295.0)
Goodwill, net as of December 31, 2020	2,386.0	322.6	52.5	2,761.1
Impairment of goodwill	—	—	(52.4)	(52.4)
Foreign currency translation	(1.7)	(0.1)	(0.1)	(1.9)
Goodwill, net as of December 31, 2021	$2,384.3	$322.5	$—	$2,706.8

Gross goodwill as of December 31, 2021	$2,679.3	$322.5	$52.4	$3,054.2
Less: Accumulated impairment charges	(295.0)	—	(52.4)	(347.4)
Goodwill, net as of December 31, 2021	2,384.3	322.5	—	2,706.8
Just Analytics acquisition	—	5.9	—	5.9
Impairment of goodwill	(405.2)	(129.3)	—	(534.5)
Foreign currency translation	(22.7)	(0.4)	—	(23.1)
Goodwill, net as of December 31, 2022	$1,956.4	$198.7	$—	$2,155.1

Gross goodwill as of December 31, 2022	$2,656.6	$328.0	$52.4	$3,037.0
Less: Accumulated impairment charges	(700.2)	(129.3)	(52.4)	(881.9)
Goodwill, net as of December 31, 2022	$1,956.4	$198.7	$—	$2,155.1

Management exercised significant judgment related to the determination of the fair value of each reporting unit. The fair value of each reporting unit was estimated using the discounted cash flow method. The discounted cash flow methodology requires significant judgment, including estimation of future revenue and projected profit margins, which are dependent on internal forecasts, estimation of the terminal growth rates and capital spending, and determination of discount rates. Changes in these estimates and assumptions could materially affect the fair value of the reporting unit, potentially resulting in an impairment charge.

During the third quarter of 2022, we performed an interim quantitative assessment of our reporting units as of September 1, 2022. The results of our interim quantitative goodwill impairment analysis performed as of September 1, 2022 indicated an impairment of goodwill within our Multicloud Services reporting unit, and we recorded a non-cash impairment charge of $405.2 million. The impairment was driven by lowered projected operating results primarily due to product mix shifts and market concerns related to inflation and other macroeconomic factors.

During the fourth quarter of 2022, we performed our annual goodwill impairment test as of October 1, 2022 and the results of our test did not indicate any further impairment of goodwill.

In the fourth quarter of 2022, we performed an additional interim quantitative assessment of our reporting units as of December 31, 2022. We determined that the carrying amount of our Apps & Cross Platform reporting unit exceeded its fair value and recorded a goodwill impairment charge of $129.3 million. The impairment was driven by a decrease in forecasted revenues, margins, and cash flows within the reporting unit, primarily due to the Hosted Exchange incident and other macroeconomic factors.

See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for additional discussion of the goodwill impairment charges recorded during the year ended December 31, 2022.

During the fourth quarter of 2021, we performed our annual goodwill impairment test. We determined that the carrying amount of our OpenStack Public Cloud reporting unit exceeded its fair value and fully impaired its goodwill by recording a goodwill impairment charge of $52.4 million. The impairment was driven by deteriorating forecasted margins and cash flows within the reporting unit primarily due to operating costs declining at a slower rate than previously anticipated even after factoring in the long term impacts of the July 2021 Restructuring Plan.

As of December 31, 2022, our accumulated goodwill impairment charges totaled $881.9 million.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2021			December 31, 2022
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,983.0	$(784.1)	$1,198.9	$1,928.5	$(914.9)	$1,013.6
Property tax abatement	16.0	(9.2)	6.8	—	—	—
Other	28.2	(17.4)	10.8	27.7	(22.3)	5.4
Total definite-lived intangible assets	2,027.2	(810.7)	1,216.5	1,956.2	(937.2)	1,019.0
Trade name (indefinite-lived)	250.0	—	250.0	217.0	—	217.0
Total intangible assets other than goodwill	$2,277.2	$(810.7)	$1,466.5	$2,173.2	$(937.2)	$1,236.0

In connection with the classification of our corporate headquarters facility as held for sale as of December 31, 2022, we wrote-off the remaining $4.8 million net book value of the related property tax abatement asset to "Impairment of assets" in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2022.

During the year ended December 31, 2022 we recognized impairment charges of $33.0 million and $22.4 million related to our trade name indefinite-lived intangible asset and the OpenStack Public Cloud definite-lived intangible assets, respectively. For additional information, see the discussion of our impairment charges in Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

Amortization expense related to intangibles was $176.3 million, $179.7 million and $166.8 million for the years ended December 31, 2020, 2021 and 2022, respectively.

As of December 31, 2022, amortization of intangible assets for the next five years and thereafter is expected to be as follows:

(In millions)	Intangible Assets
Year ending:
2023	$161.0
2024	153.7
2025	146.5
2026	123.8
2027	117.3
Thereafter	316.7
Total	$1,019.0

6. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2021		December 31, 2022
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
Term Loan Facility	February 15, 2028	3.50%	$2,282.8	7.38%	$2,259.8
Revolving Credit Facility	August 7, 2025	—%	—	—%	—
3.50% Senior Secured Notes	February 15, 2028	3.50%	550.0	3.50%	550.0
5.375% Senior Notes	December 1, 2028	5.375%	550.0	5.375%	550.0
Less: unamortized debt issuance costs			(36.3)		(30.7)
Less: unamortized debt discount			(12.6)		(10.7)
Total debt			3,333.9		3,318.4
Less: current portion of debt			(23.0)		(23.0)
Debt, excluding current portion			$3,310.9		$3,295.4
(1)    Interest rates are as of each respective balance sheet date.

Overview

We are a highly leveraged company. As of December 31, 2022, we had $3,359.8 million aggregate principal amount outstanding under our Term Loan Facility, 5.375% Senior Notes, and 3.50% Senior Secured Notes. We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under our Revolving Credit Facility. As of December 31, 2022, the Revolving Credit Facility provided for up to $375.0 million of borrowings, none of which was drawn as of December 31, 2022. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash and cash equivalents of $228.4 million as of December 31, 2022, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.

Senior Facilities

The Senior Facilities include the Term Loan Facility and Revolving Credit Facility, and is governed by the First Lien Credit Agreement with Citi as the administrative agent.

On February 9, 2021, we amended and restated the First Lien Credit Agreement, which included a new seven-year $2,300.0 million senior secured first lien term loan facility due on February 15, 2028 (the Term Loan Facility) and our existing $375.0 million Revolving Credit Facility. We used the borrowings under the Term Loan Facility, together with the proceeds from the issuance of the 3.50% Senior Secured Notes described below (together, the February 2021 Refinancing Transaction), to repay all borrowings under the Prior Term Loan Facility, to pay related fees and expenses and for general corporate purposes.

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

As of December 31, 2022, the interest rate on the Term Loan Facility was 7.38%. We are required to make quarterly principal payments of $5.8 million, which began on June 30, 2021. See Note 14, "Derivatives" for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

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

The fair value of the Term Loan Facility as of December 31, 2022 was $1,412.4 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of December 31, 2022, we were in compliance with all covenants under the Senior Facilities.

The Revolving Credit Facility matures on August 7, 2025. As of December 31, 2022, we had total commitments of $375.0 million and no outstanding borrowings under the Revolving Credit Facility or letters of credit issued thereunder.

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

Rackspace Technology Global is the issuer of the 3.50% Senior Secured Notes, and obligations under the 3.50% Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by all of Rackspace Technology Global’s wholly-owned domestic restricted subsidiaries (as subsidiary guarantors) that guarantee the Senior Facilities. The 3.50% Senior Secured Notes and the related guarantees are secured by first-priority security interests in substantially all material owned assets of Rackspace Technology Global and the subsidiary guarantors, including the equity interest held by each, subject to certain exceptions, which assets also secure the Senior Facilities. The 3.50% Notes Indenture describes certain terms and conditions under which other current and future domestic subsidiaries are required to become guarantors of the 3.50% Senior Secured Notes.

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

As of December 31, 2022, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of December 31, 2022 was $321.1 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

As of December 31, 2022, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of December 31, 2022 was $235.1 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

Accounts Receivable Financing Agreement

Under the Receivables Financing Facility entered into in 2020, a bankruptcy-remote SPV indirectly wholly owned by Rackspace Technology Global granted a security interest in all of its current and future receivables and related assets in exchange for a credit facility permitting borrowings of up to a maximum aggregate amount of $100.0 million from time to time. Rackspace Technology Global was the primary beneficiary of the SPV.

During the year ended December 31, 2021, the SPV repaid $15.0 million to cover a borrowing base deficit, repaid the outstanding balance of $50.0 million and terminated the Receivables Financing Facility. The termination resulted in expense of $0.5 million recorded within "Debt modification and extinguishment costs" in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2021. The expense was comprised of the write-off of the unamortized debt issuance costs, as well as third party fees associated with the termination.

February 2021 Refinancing Transaction

The February 2021 Refinancing Transaction represented an extinguishment and modification of debt. We derecognized $2,795.6 million of the Prior Term Loan Facility and wrote off $9.4 million in unamortized debt issuance costs and debt discount associated with the portion of the Prior Term Loan Facility that was deemed extinguished. We recognized $2,300.0 million borrowed under the Term Loan Facility and $41.0 million of associated debt issuance costs and debt discount, including amounts allocated from the Prior Term Loan Facility, both classified as a direct deduction from the carrying value of non-current debt on our Consolidated Balance Sheets. We recognized $550.0 million aggregate principal amount of the 3.50% Senior Secured Notes due 2028 and $6.8 million of associated debt issuance costs, including amounts allocated from the Prior Term Loan Facility. The February 2021 Refinancing Transaction resulted in expense of $37.0 million recorded within "Debt modification and extinguishment costs" in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2021. The expense was comprised of the write-off of unamortized debt issuance costs and debt discount associated with the portion of the Prior Term Loan Facility that was deemed extinguished, as well as $27.6 million in third party fees associated with the modification.

8.625% Senior Notes Repurchases

During the year ended December 31, 2020, Rackspace Technology Global repurchased and cancelled the remaining aggregate principal amount of the $1,120.2 million outstanding 8.625% Senior Notes and paid related premiums, fees and accrued and unpaid interest for aggregate cash of $1,191.9 million. In connection with these repurchases, we recorded $71.5 million of expense within "Debt modification and extinguishment costs" in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2020, comprised of a $56.2 million aggregate premium on repurchase, $14.9 million write-off of unamortized debt issuance costs, and transaction fees of $0.4 million.

Debt Maturities

The maturities of debt obligations for the next five years at December 31, 2022 are as follows:

(In millions)	Amount
Year ending:
2023	$23.0
2024	23.0
2025	23.0
2026	23.0
2027	23.0
Thereafter	3,244.8
Total	$3,359.8

7. Leases

Assets recorded as property and equipment under finance leases, and the related accumulated depreciation balances as of December 31, 2021 and 2022 were as follows:

	December 31, 2021	December 31, 2022
(In millions)
Computers and equipment	$160.5	$192.5
Buildings	297.0	285.9
Less: Accumulated depreciation	(88.8)	(140.0)
Net book value of property and equipment under finance leases	$368.7	$338.4

The components of operating and finance lease expense for the years ended December 31, 2020, 2021 and 2022 were as follows:

	Year Ended December 31,
(In millions)	2020	2021	2022
Operating lease expense:
Fixed lease expense	$80.2	$62.2	$58.1
Variable lease expense	19.5	18.8	17.9
Short-term lease expense	10.3	0.4	0.7
Sublease income	(3.1)	(2.6)	(2.4)
Total operating lease expense	$106.9	$78.8	$74.3
Finance lease expense:
Depreciation of finance lease assets	$30.2	$46.3	$51.2
Interest expense on finance lease liabilities	19.4	28.2	23.5
Total finance lease expense	$49.6	$74.5	$74.7

Supplemental operating cash flow information related to operating and finance leases for the years ended December 31, 2020, 2021 and 2022 were as follows:

	Year Ended December 31,
(In millions)	2020	2021	2022
Cash payments for lease liabilities included within operating activities:
Operating leases	$(85.3)	$(78.4)	$(73.3)
Finance leases	(20.2)	(26.9)	(26.7)

Operating leases:
New lease assets obtained in exchange for lease liabilities	$42.7	$18.6	$17.3
Modified/renewed lease assets obtained in exchange for lease liabilities (1)	9.8	38.5	23.2
Total lease assets obtained in exchange for lease liabilities	$52.5	$57.1	$40.5
(1)    We identified an immaterial error in the disclosure of lease assets obtained in exchange for lease liabilities for the years ended December 31, 2020 and 2021. Amounts presented above reflect the corrected amounts.

As of December 31, 2021 and 2022, the weighted average remaining lease term and weighted average discount rate of our operating and finance leases, respectively, were as follows:

	December 31, 2021	December 31, 2022

Weighted average remaining lease term (in years)
Operating leases	4	3
Finance leases	12	12
Weighted average discount rate
Operating leases	6.9%	6.3%
Finance leases	7.0%	7.0%

Future lease payments under operating and finance leases as of December 31, 2022 are as follows:

(In millions)	Operating leases	Finance leases (1)
Year ending:
2023	$68.5	$83.5
2024	46.8	52.0
2025	19.7	36.4
2026	11.9	29.7
2027	8.8	30.4
Thereafter	2.7	333.8
Total future lease payments	158.4	565.8
Less amount representing interest	(13.6)	(193.6)
Total lease liability	$144.8	$372.2
(1)    We excluded $4.2 million of finance leases, on an undiscounted basis, that have not yet commenced. These leases will commence in 2023 and each has a lease term of approximately three years.

8. Financing Obligations

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

The weighted average imputed interest rate for our financing obligations was 5.7% as of December 31, 2022.

As of December 31, 2022, future payments under financing obligations were as follows:

(In millions)	Amount
Year ending:
2023	$20.0
2024	10.8
2025	9.3
2026	6.4
2027	3.5
Thereafter	21.2
Total future payments	71.2
Plus amount representing residual asset balance	12.8
Less amount representing interest	(19.7)
Total financing obligations	$64.3

9. Commitments and Contingencies

Purchase Commitments

Non-cancelable purchase commitments primarily consist of commitments for certain software licenses, hardware purchases, third party infrastructure purchases, and costs associated with our data centers, such as bandwidth and electricity. The agreements provide for either penalties for early termination or may require minimum commitments for the remaining term. The minimum commitments for all of these agreements, as of December 31, 2022, are approximated as follows:

(In millions)	Amount
Year ending:
2023	$589.2
2024	439.7
2025	255.0
2026	213.3
2027	48.4
Thereafter	70.3
Total	$1,615.9

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

Hosted Exchange Incident

We are named in several lawsuits in connection with our previously disclosed ransomware incident. The pending lawsuits seek, among other things, equitable and compensatory relief. We are vigorously defending these matters. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. However, at this early stage in the proceedings, we are not able to determine the probability of the outcome of these matters or a range of reasonably expected losses, if any. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate.

Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. In addition, from time to time we may enter into indemnification agreements with certain of our employees so that such employees will agree to serve as directors or officers of our foreign subsidiaries. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We had no material liabilities recorded for these agreements as of December 31, 2021 or 2022.

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

Under the terms of the Transaction Fee Agreement, the Apollo/Searchlight Management Consulting Agreement and the ABRY Management Consulting Agreement, the company has obligations to indemnify affiliates and representatives of Apollo, Searchlight and ABRY, as applicable, for any losses or liabilities that they may incur as a result of their provision of services under those agreements (unless the losses or liabilities have resulted from the willful misconduct of the person seeking indemnification). We had no liabilities recorded for these agreements as of December 31, 2021 or 2022.

On July 24, 2020, we executed termination letters with each of the parties to the Apollo/Searchlight Management Consulting Agreement, the Transaction Fee Agreement and the ABRY Management Consulting Agreement, whereby all such agreements terminated effective as of the pricing of the IPO on August 4, 2020.

Additionally, in the normal course of business, we indemnify certain parties, including customers, vendors and lessors, with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We had no material liabilities recorded for these agreements as of December 31, 2021 or 2022.

10. July 2021 Restructuring Plan

On July 21, 2021, we committed to the July 2021 Restructuring Plan to drive a change in the type and location of certain positions that was expected to result in the termination of approximately 10% of our workforce. Substantially all of the employees impacted by the reduction in workforce were notified of the reduction on July 22, 2021 and have since exited the company.

During the year ended December 31, 2021, we incurred employee related costs, which consisted of one-time termination benefits and certain contractual termination benefits with executives, and other costs, which are accounted for as exit and disposal costs under ASC 420. Other costs consisted of professional fees and non-cash charges related to a contract termination with a third-party. These costs are recorded within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss, the components of which were as follows:

(In millions)	Year Ended December 31, 2021
Employee related costs	$13.8
Other	11.6
Total restructuring charges	$25.4

A portion of the other costs are non-cash charges, representing $5.6 million in the year ended December 31, 2021. This amount is related to a contract termination with a third party.

Liability activity for restructuring costs that are expected to be settled in cash are presented in the table below.

(In millions)	Employee Related	Other	Total
Liability as of December 31, 2020	$—	$—	$—
Charges	13.8	6.0	19.8
Cash payments	(6.7)	(5.4)	(12.1)
Liability as of December 31, 2021	7.1	0.6	7.7
Charges	—	—	—
Cash payments	(7.1)	(0.6)	(7.7)
Liability as of December 31, 2022	$—	$—	$—
Total cumulative costs incurred as of December 31, 2022	$13.8	$6.0	$19.8

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

11. Stockholders' Equity

Common Stock

As of December 31, 2021 and 2022, we had 211.2 million and 215.7 million shares of our common stock legally issued and 211.2 million and 212.6 million common stock outstanding, respectively.

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

Preferred Stock

As of December 31, 2021 and 2022, there were 5.0 million authorized shares of preferred stock, of which none was issued or outstanding.

Share Repurchase Program

On March 3, 2022, our board of directors authorized a program to repurchase up to $75.0 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws. The program expires on September 30, 2023 and can be discontinued at any time. During the year ended December 31, 2022, we repurchased $31.0 million, or 3.1 million shares, of our common stock on the open market under this program. Shares purchased pursuant to the program are recorded as treasury stock at cost in the Consolidated Balance Sheets. As of December 31, 2022, approximately $44.0 million of the amount authorized by the board under the current program remained available for additional purchases.

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

12. Share-Based Compensation and Employee Benefit Plans

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

For the years ended December 31, 2020, 2021 and 2022, the company granted stock options, RSU's (including performance-based RSUs) and restricted stock (collectively "restricted stock") under the Incentive Plans. The company issues new shares of its common stock to satisfy vesting of restricted stock and exercise of stock options under the Incentive Plans. All awards deduct one share from the Incentive Plans shares available for issuance for each share granted. The 2017 Incentive Plan began with 12.2 million shares authorized for grant and contained an evergreen feature whereby shares available increased each grant date based on the quantity of certain types of awards granted. Upon the approval of the 2020 Incentive Plan, the 2017 Incentive Plan was terminated, except as it relates to outstanding awards.

The maximum number of shares of our common stock available for issuance under the 2020 Incentive Plan was originally 25.0 million shares. On April 21, 2022, the board of directors approved a proposed amendment to the 2020 Incentive Plan to increase the maximum number of shares from 25.0 million shares to 50.0 million shares, subject to stockholder approval. The proposed amendment was subsequently approved by our stockholders as part of the 2022 Annual Meeting of Stockholders held on June 10, 2022. To the extent awards granted under the 2020 Incentive Plan terminate, expire or lapse, shares subject to such awards generally will again be available for future grant.

As of December 31, 2022, the total number of shares outstanding and the total number of shares available for future grants under the Incentive Plans was 23.0 million and 31.2 million, respectively.

The composition of the equity awards outstanding as of December 31, 2021 and 2022 was as follows:

	December 31, 2021	December 31, 2022
(In millions)
Restricted stock	7.9	13.7
Stock options	11.0	9.3
Total outstanding awards	18.9	23.0

Stock Options

Stock options have been granted for a term of 10 years and generally vest ratably over a three-year period, subject to continued service. Certain executives have received stock options that vest in part subject to continued service ratably over a five-year period and in part based upon the attainment of performance and market conditions.

In 2021, we shifted away from granting stock options as we had in previous years, to granting restricted stock. As such, there were no stock options granted during the years ended December 31, 2021 or 2022.

The following table summarizes the stock option activity for the year ended December 31, 2022:

	Number of Shares (in millions)	Weighted Average Exercise Price	Weighted Average-Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	11.0	$12.73	7.28	$10.2
Granted	—	$—
Exercised	(0.1)	$10.46
Forfeited	(0.9)	$13.17
Expired	(0.7)	$13.49
Outstanding at December 31, 2022	9.3	$12.65	3.85	$—
Vested and exercisable at December 31, 2022	6.8	$12.69	3.88	$—
Vested and exercisable at December 31, 2022 and expected to vest thereafter (1)	9.3	$12.65	3.85	$—
(1)    Forfeitures are recognized as they occur, rather than estimated.

The total pre-tax intrinsic value of the stock options exercised during the years ended December 31, 2020, 2021 and 2022 was $22.3 million, $35.0 million, and $0.1 million, respectively.

For the year ended December 31, 2020 we have granted stock options that include vesting terms dependent upon a service, performance and/or market condition. The performance criteria for the performance and market based stock options is tied to a liquidity event and the achievement of targets based on a MOIC for Apollo. The fair value of stock options with vesting conditions dependent upon market performance is determined using a Monte Carlo simulation. The fair value of stock options with either solely a service requirement or with the combination of service and performance requirements is determined using the Black-Scholes valuation model, which requires us to make assumptions and judgments about variables related to our common stock and the related awards. The fair value of stock options is based on the fair value of the underlying common stock on the date of grant. Prior to the IPO, the fair value of the underlying common stock included estimates and judgments related to the discount rates and future discounted cash flows of the company based on management’s internal forecasts. Share-based compensation expense is recognized over the awards requisite service period or over our best estimate of the period over which the performance condition will be met, as applicable. The following table presents the assumptions used to estimate the fair values of the stock options granted in the period presented:

Year Ended December 31, 2020
Expected stock volatility (1)	55% - 61%
Expected dividend yield (2)	—%
Risk-free interest rate (3)	0.38% - 1.73%
Expected life (4)	5.5 - 6.5 years
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

The weighted-average grant-date fair value of options granted during the year ended December 31, 2020 was $8.09.

As of December 31, 2022, there was $2.1 million of total unrecognized compensation cost related to stock options, which will be recognized over a weighted average period of 2.2 years.

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

In August 2021, we granted certain awards, 0.6 million shares in total, to a participant with vesting dependent upon the attainment of predetermined financial performance results over the next three years. The performance metric that will determine vesting of these awards is Non-GAAP Operating Profit (as defined in the applicable award agreement) measured over a trailing four-quarter period. The fair value of these performance-vesting awards is measured based on the fair value of the underlying common stock on the date of grant, and share-based compensation expense is recognized when it is probable that the performance condition will be achieved. Probability is based upon probable achievement of the various targets in management's internal forecasts. These awards were forfeited upon the participant's separation from the company.

During 2022, we granted 11.1 million RSUs under the 2020 Incentive Plan with a weighted average grant date fair value of $8.68. The majority of the RSUs were granted as part of our annual compensation award process and vest ratable over a three-year period, subject to continued service.

In addition, during 2022, 2.6 million PSUs were granted. These PSUs represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on Rackspace’s Total Shareholder Return (“TSR”) relative to the TSR of a comparator group of IT and Cloud Services Companies. The awards are eligible to vest in equal annual installments over three years based on the attainment of the market condition and the employee’s continued service through the end of the applicable measurement period and were valued using a Monte Carlo simulation. The following table presents the assumptions used to estimate the fair values of the PSUs granted in the period presented:

Year Ended December 31, 2022
Expected stock volatility (1)	54% - 63%
Expected dividend yield (2)	—%
Risk-free interest rate (3)	2.32% - 4.34%
(1)    Management estimates volatility based on the historical trading volatility of a public company peer group and the implied volatility of our assets and current leverage.
(2)    We have not issued dividends to date and do not anticipate issuing dividends.
(3)    Based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

The following table summarizes our restricted stock activity for the year ended December 31, 2022:

	Number of Units or Shares (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2021	7.9	$17.07
Granted	13.7	$8.70
Released	(3.7)	$16.53
Cancelled	(4.2)	$13.34
Outstanding at December 31, 2022	13.7	$9.96
Expected to vest after at December 31, 2022 (1)	13.7	$9.96
(1)     Forfeitures are recognized as they occur, rather than estimated.

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2020 and 2021 was $17.74 and $17.80, respectively.

The total pre-tax intrinsic value of the restricted stock released during the years ended December 31, 2020, 2021 and 2022 was $3.6 million, $35.2 million and $30.7 million, respectively.

As of December 31, 2022, there was $100.4 million of total unrecognized compensation cost related to restricted stock, which will be recognized using the straight-line method over a weighted average period of 2.1 years.

Employee Stock Purchase Plan

The ESPP was approved by the company's board of directors on July 24, 2020 and became effective on August 7, 2020. Under the ESPP, eligible employees may purchase a limited number of shares of our common stock at the lesser of 85% of the market value on the enrollment date or 85% of the market value on the purchase date. The fair value on each enrollment date is determined using the Black-Scholes option-pricing model. Share-based compensation expense is recognized on a straight-line basis over the offering period. We issued 0.4 million, 0.7 million and 0.8 million shares through the ESPP during the years ended December 31, 2020, 2021 and 2022, respectively. The share-based compensation expense recognized for the ESPP was $1.5 million, $4.5 million and $1.9 million for the years ended December 31, 2020, 2021 and 2022, respectively. As of December 31, 2022, there was no unrecognized compensation cost related to the ESPP. The shares available for issuance under the ESPP is 9.6 million shares as of December 31, 2022.

Share-Based Compensation Expense

In connection with the departure of certain executives during the years ended December 31, 2020, 2021, and 2022 we accelerated vesting of options and restricted stock for awards with service-only vesting conditions and extended the post termination option exercise period. These modifications resulted in incremental expense of $3.5 million and $0.8 million during the years ended December 31, 2020 and 2021, respectively, and a reduction of expense of $2.0 million during the year ended December 31, 2022.

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

Share-based compensation expense recognized for the years ended December 31, 2020, 2021 and 2022 was as follows:

	Year Ended December 31,
(In millions)	2020	2021	2022
Cost of revenue	$14.5	$16.7	$11.6
Selling, general and administrative expenses	60.0	58.7	57.9
Pre-tax share-based compensation expense	74.5	75.4	69.5
Less: Income tax benefit	(15.6)	(15.8)	(14.6)
Total share-based compensation expense, net of tax	$58.9	$59.6	$54.9

Employee Benefit Plans

We sponsor defined contribution plans whereby employees may elect to contribute a portion of their annual compensation to the plans, after complying with certain limitations. The plans also include a discretionary employer contribution. Contribution expense recognized for these plans was $16.0 million, $15.2 million and $15.7 million for the years ended December 31, 2020, 2021 and 2022, respectively.

13. Taxes

The benefit for income taxes consisted of the following:

	Year Ended December 31,
(In millions)	2020	2021	2022
Federal	$(4.1)	$(0.3)	$0.2
Foreign	9.6	5.6	11.4
State	1.9	5.4	4.3
Total current	7.4	10.7	15.9
Deferred:
Federal	(58.6)	(26.1)	(81.7)
Foreign	(6.0)	(14.3)	(6.7)
State	(9.0)	(1.1)	(20.4)
Total deferred	(73.6)	(41.5)	(108.8)
Total benefit for income taxes	$(66.2)	$(30.8)	$(92.9)

Loss before income taxes from U.S. and foreign operations were as follows:

	Year Ended December 31,
(In millions)	2020	2021	2022
U.S.	$(311.1)	$(204.9)	$(819.6)
Foreign	(0.9)	(44.2)	(78.1)
Total loss before income taxes	$(312.0)	$(249.1)	$(897.7)

A reconciliation of the statutory federal tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2020	2021	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.4%	(0.3)%	1.6%
Tax rate differentials for international jurisdictions	(2.5)%	0.4%	(1.1)%
Research and development credit	2.9%	(0.4)%	—%
Effects of other enacted tax law and rate changes	(0.4)%	(0.3)%	0.1%
Valuation allowance	(0.5)%	(0.7)%	(0.1)%
Share-based compensation	(0.3)%	0.1%	(0.6)%
Nondeductible compensation	(2.2)%	(2.5)%	(0.7)%
Tax impact of goodwill impairment	—%	(4.4)%	(9.9)%
Other, net	0.8%	(0.5)%	—%
Effective tax rate	21.2%	12.4%	10.3%

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes using the enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant components of our deferred tax assets and liabilities are as follows:

(In millions)	December 31, 2021	December 31, 2022
Deferred tax assets:
Share-based compensation	$13.9	$15.3
Accruals not currently deductible	18.9	17.4
Finance lease liabilities	66.8	64.7
Net operating loss carryforwards	122.6	56.8
Foreign tax credit	34.4	33.7
Research and development credits	29.2	29.4
Depreciation and amortization	6.9	4.2
Disallowed interest carryforward	19.2	43.8
Operating lease liabilities	40.0	35.5
Other	15.7	20.2
Total gross deferred tax assets	367.6	321.0
Valuation allowance	(58.3)	(58.5)
Total net deferred tax assets	309.3	262.5
Deferred tax liabilities:
Depreciation and amortization	443.6	294.9
Finance lease liabilities	6.2	7.2
Capitalized costs	12.4	11.7
Interest rate swaps	5.4	32.2
Operating right-of-use assets	38.4	31.8
Other	3.8	5.4
Total gross deferred tax liabilities	509.8	383.2
Net deferred tax liabilities	$200.5	$120.7

As of December 31, 2022, we have $157.1 million of federal net operating loss carryforwards, $4.4 million of which expire at various dates through 2036, and $152.7 million of which have an indefinite carryforward period. Additionally, we have $66.7 million of federal tax credit carryforwards expiring at various dates through 2040. We have $117.9 million of foreign net operating losses, $1.9 million of which have carryforward periods ranging from 5 to 20 years, and $116.0 million of which have an indefinite carryforward period. Certain federal and foreign net operating loss carryforwards are subject to various limitations under Section 382 of the IRC and the applicable statutory foreign tax laws. We have disallowed interest expense carryforwards in the U.S. of $167.2 million that can be carried forward indefinitely.

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

The effective tax rate for the year ended December 31, 2020 was primarily impacted by deductions disallowed by Section 162(m) of the IRC, the impact of changes in income tax rates, changes in valuation allowances, R&D credits, changes to income tax reserves and other permanently nondeductible items. The effective tax rate for the year ended December 31, 2021 was impacted by deductions disallowed by Section 162(m) of the IRC, changes in valuation allowances, the tax impact associated with a goodwill impairment, changes to income tax reserves and other permanently nondeductible items. The effective tax rate for the year ended December 31, 2022 was primarily impacted by the tax impact associated with the goodwill impairments, the geographic distribution of profits, tax effects from share-based compensation and executive compensation that in nondeductible under IRC Section 162(m) of the IRC.

We do not permanently reinvest our foreign earnings due to the debt service requirements of our capital structure. Due to historic, internal tax restructurings, we have effectively recognized any tax impact of the repatriation of foreign earnings. Thus, as of December 31, 2022, there is no deferred tax liability for undistributed foreign earnings.

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

A rollforward of unrecognized tax benefits, excluding accrued penalties and interest, for the years ended December 31, 2020, 2021 and 2022 is as follows:

	Year Ended December 31,
(In millions)	2020	2021	2022
Balance, beginning of period	$53.2	$51.0	$52.4
Additions based on tax positions related to the current year	4.9	9.0	10.9
Additions for tax positions of prior years	11.1	15.9	0.3
Reduction for statute expiration	(2.4)	(16.7)	(4.7)
Reductions for tax positions of prior years	(15.8)	(6.2)	(1.9)
Settlements	—	(0.6)	—
Balance, end of period (1)	$51.0	$52.4	$57.0
(1)     Included within non-current liabilities in the Consolidated Balance Sheets

Of the total amount of unrecognized tax benefits as of December 31, 2020, 2021 and 2022, $42.3 million, $37.8 million and $41.6 million, respectively, if recognized, would favorably impact our effective tax rate. We do not expect the amount of unrecognized tax benefits disclosed above to change significantly over the next 12 months.

We recognize interest expense and penalties related to income tax matters within “Benefit for income taxes” on our Consolidated Statements of Comprehensive Loss. Accrued interest and penalties as of December 31, 2020, 2021 and 2022 were $2.4 million, $3.5 million and $4.4 million, respectively.

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

We currently file income tax returns in the U.S. and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and foreign tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2018 through 2022 and in the foreign jurisdictions in which we operate for varying periods from 2010 through 2022. We currently have income tax examinations open in Texas for tax years 2014 through 2018 and New York City for 2017 through 2019. Additionally, we are currently under tax audit in India for the fiscal year ended March 31, 2020.

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

14. Derivatives

Interest Rate Swaps

Prior to January 9, 2020, none of our floating-to-fixed interest rate swap agreements were designated as cash flow hedges of interest rate risk for accounting purposes, therefore, all changes in the fair value of the interest rate swap agreements were recorded to "Interest expense" in the Consolidated Statements of Comprehensive Loss. On January 9, 2020, we designated certain of our swaps as cash flow hedges. On the designation date, the cash flow hedges were in a $39.9 million liability position. The cash flow hedges were expected to be highly effective on the designation date and, on a quarterly basis, we performed retrospective and prospective regression assessments to determine whether the cash flow hedges continue to be highly effective. As long as the cash flow hedges are highly effective, changes in fair value are recorded to "Accumulated other comprehensive income" in the Consolidated Balance Sheets and reclassified to "Interest expense" in the period when the underlying transaction affects earnings. The income tax effects of cash flow hedges are released from "Accumulated other comprehensive income" in the period when the underlying transaction affects earnings. Any stranded income tax effects are released from "Accumulated other comprehensive income" into "Benefit for income taxes" under the portfolio approach.

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

The amount remaining in “Accumulated other comprehensive income" for the de-designated December 2016 and December 2018 swaps at the de-designation date was approximately $51.6 million, and is being amortized as an increase to "Interest expense" over the effective period of the original swap agreements.

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

The new pay-fixed interest rate swap also qualifies as a hybrid instrument in accordance with ASC No. 815, Derivatives and Hedging, consisting of a loan and an embedded at-market derivative that was designated as a cash flow hedge. The loan is accounted for at amortized cost over the life of the swap while the embedded at-market derivative is accounted for at fair value. This new $1.35 billion swap is indexed to three-month LIBOR and is being net settled on a quarterly basis with the counterparty for the difference between the fixed rate of 2.3820% and the variable rate based upon three-month LIBOR (subject to a floor of 0.75%) as applied to the notional amount of the swap. In connection with the transactions discussed above, no cash was exchanged between us and the counterparty. The liability of the terminated interest rate swaps as well as the inception value of the receive-fixed interest rate swap was blended into the new pay-fixed interest rate swap. The cash flows related to the portion treated as debt is classified as financing activities in the Consolidated Statements of Cash Flows while the portion treated as an at-market derivative is classified as operating activities.

As of December 31, 2021 and 2022, the cash flow hedge was highly effective.

The key terms of interest rate swaps are presented below:

Effective Date	Fixed Rate Paid (Received)	December 31, 2021		December 31, 2022
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2016:
February 3, 2017	1.9040%	$450.0	Active	$—	Matured	February 3, 2022
February 3, 2017	1.9040%	450.0	Active	—	Matured	February 3, 2022

Entered into December 2018:
February 3, 2019	2.7490%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2020	2.7350%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2021	2.7360%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2022	2.7800%	—	Terminated	—	Terminated	November 3, 2023

Entered into February 2021:
February 3, 2021	(1.9040)%	(900.0)	Active	—	Matured	February 3, 2022
February 9, 2021	2.3820%	1,350.0	Active	1,350.0	Active	February 9, 2026
Total		$1,350.0		$1,350.0

Foreign Currency Hedging Contracts

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

As of December 31, 2021 and 2022, there were no foreign currency hedging contracts outstanding.

Fair Values of Derivatives on the Consolidated Balance Sheets

The fair values of our derivatives and their location on the Consolidated Balance Sheets as of December 31, 2021 and 2022 were as follows:

		December 31, 2021		December 31, 2022
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Other current assets (1)	$1.5	$—	$—	$—
Interest rate swaps	Other current liabilities	—	1.5	—	—
Total		$1.5	$1.5	$—	$—

Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$—	$—	$44.3	$—
Interest rate swaps	Other non-current assets	23.6	—	80.5	—
Interest rate swaps	Other current liabilities (2)	—	20.8	—	17.3
Interest rate swaps	Other non-current liabilities (3)	—	56.4	—	39.1
Total		$23.6	$77.2	$124.8	$56.4
(1)    The entire balance as of December 31, 2021 is comprised of the receive-fixed interest rate swap for which the fair value option has been elected.
(2)    The balance as of December 31, 2021 and 2022 includes $17.2 million and $17.3 million, respectively, related to the financing component of the pay-fixed interest rate swap.
(3)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2021			December 31, 2022
(In millions)	Gross Amounts on Balance Sheet	Effect of Counterparty Netting	Net Amounts	Gross Amounts on Balance Sheet	Effect of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$25.1	$(25.1)	$—	$124.8	$(56.4)	$68.4

Liabilities
Interest rate swaps	$78.7	$(25.1)	$53.6	$56.4	$(56.4)	$—

Effect of Derivatives on the Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020, 2021 and 2022 was as follows:

		Year Ended December 31,
(In millions)		2020	2021	2022
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest expense	$(3.2)	$(19.1)	$(18.5)
Foreign currency contracts	Other income (expense), net	$(3.8)	$2.1	$—

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest expense	$(11.0)	$(6.2)	$11.9

Interest expense was $268.4 million, $205.1 million and $208.5 million for the years ended December 31, 2020, 2021 and 2022, respectively. As of December 31, 2022, the amount of cash flow hedge gain included within "Accumulated other comprehensive income" that is expected to be reclassified as a reduction to "Interest expense" over the next 12 months is approximately $36.0 million. See Note 15, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of December 31, 2022, our outstanding interest rate swap agreement was in a net asset position.

15. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Loss on Derivative Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$12.0	$—	$12.0
Foreign currency translation adjustments, net of tax expense of $1.1 million	8.8	—	8.8
Unrealized loss on derivative contracts, net of tax benefit of $16.3 million	—	(47.6)	(47.6)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $2.8 million (1)	—	8.2	8.2
Balance at December 31, 2020	$20.8	$(39.4)	$(18.6)
Foreign currency translation adjustments, net of tax benefit of $0.6 million	(3.6)	—	(3.6)
Unrealized gain on derivative contracts, net of tax expense of $3.9 million	—	11.5	11.5
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $6.0 million (2)	—	17.6	17.6
Balance at December 31, 2021	$17.2	$(10.3)	$6.9
Foreign currency translation adjustments, net of tax benefit of $2.3 million	(27.2)	—	(27.2)
Unrealized gain on derivative contracts, net of tax expense of $30.0 million	—	86.9	86.9
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.6 million (3)	—	4.8	4.8
Balance at December 31, 2022	$(10.0)	$81.4	$71.4
(1)    Includes interest expense recognized of $16.8 million, partially offset by amortization of off-market swap value of $5.8 million for the year ended December 31, 2020.
(2)    Includes interest expense recognized of $6.4 million and amortization of off-market swap value and accumulated loss at hedge de-designation of $17.1 million for the year ended December 31, 2021.
(3)    Includes amortization of off-market swap value and accumulated loss at hedge de-designation of $18.5 million for year ended December 31, 2022, partially offset by a reduction to interest expense recognized of $12.1 million.

16. Related Party Transactions

On November 3, 2016, Rackspace Technology Global entered into management consulting agreements with affiliates of Apollo and Searchlight and on November 15, 2017, in connection with the Datapipe acquisition, Rackspace Technology Global entered into a management consulting agreement with ABRY. Under these agreements, we were required to pay them a quarterly, nonrefundable fee for consulting services in areas such as finance, strategy, investment, and acquisitions based on EBITDA, as defined in the First Lien Credit Agreement. For Apollo and Searchlight, the consulting fee was equal to 1.5% of EBITDA, or a minimum annual consulting fee of $10.0 million. Under the ABRY agreement, the consulting fee was equal to a specified percentage of 1.5% of EBITDA. For the year ended December 31, 2020, we recorded $8.4 million of management consulting fees within "Selling, general and administrative expenses" in the Consolidated Statements of Comprehensive Loss.

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

Affiliates of ABRY are also Term Loan Facility lenders under the First Lien Credit Agreement. As of December 31, 2022, the outstanding principal amount of the Term Loan Facility was $2,259.8 million, of which $56.0 million, or 2.5%, is due to ABRY affiliates.

On February 2, 2021, we issued 2,665,935 shares of common stock to DPH 123, LLC, an ABRY affiliate, for no additional consideration pursuant to the Agreement and Plan of Merger, dated as of September 6, 2017, in connection with our November 15, 2017 acquisition of Datapipe.

17. Segment Reporting

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

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of consolidated segment gross profit to consolidated loss before income taxes for the years ended December 31, 2020, 2021 and 2022.

	Year Ended December 31,
(In millions)	2020	2021	2022
Revenue by segment:
Multicloud Services	$2,141.5	$2,449.1	$2,574.9
Apps & Cross Platform	336.6	377.6	396.9
OpenStack Public Cloud	229.0	182.8	150.5
Total consolidated revenue	$2,707.1	$3,009.5	$3,122.3

Segment gross profit:
Multicloud Services	$810.2	$793.4	$701.7
Apps & Cross Platform	115.5	135.9	139.2
OpenStack Public Cloud	100.3	67.1	43.3
Total consolidated segment gross profit	1,026.0	996.4	884.2
Less:
Share-based compensation expense	(14.5)	(16.7)	(11.6)
Other compensation expense (1)	(5.9)	(2.7)	(1.9)
Purchase accounting impact on expense (2)	(5.9)	(4.7)	(2.7)
Restructuring and transformation expenses (3)	(15.3)	(35.5)	(10.9)
Hosted Exchange incident expenses	—	—	(0.2)
Selling, general and administrative expenses	(959.7)	(906.8)	(855.3)
Impairment of goodwill	—	(52.4)	(534.5)
Impairment of assets	—	—	(146.1)
Gain on sale of land	—	19.9	—
Interest expense	(268.4)	(205.1)	(208.5)
Gain (loss) on investments, net	0.7	(3.0)	(0.2)
Debt modification and extinguishment costs	(71.5)	(37.5)	—
Other income (expense), net	2.5	(1.0)	(10.0)
Total consolidated loss before income taxes	$(312.0)	$(249.1)	$(897.7)
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

Geographic Information

The tables below present revenue by geographic region and by country for the years ended December 31, 2020, 2021 and 2022. Revenue amounts are based upon the location of the support function servicing the customer.

	Year Ended December 31,
(In millions)	2020	2021	2022
Americas	$2,027.8	$2,253.4	$2,341.7
EMEA	585.2	632.9	626.6
APJ	94.1	123.2	154.0
Total revenue	$2,707.1	$3,009.5	$3,122.3

	Year Ended December 31,
(In millions)	2020	2021	2022
United States	$1,948.0	$2,157.0	$2,209.2
United Kingdom	583.6	542.3	521.6
Other foreign countries (1)	175.5	310.2	391.5
Total revenue	$2,707.1	$3,009.5	$3,122.3
(1)    No other foreign country had revenue that exceeded 10% of total consolidated revenue for the years ended December 31, 2020, 2021 and 2022.

The table below presents property, equipment and software, net by country, based on the physical location of the assets, as of December 31, 2021 and 2022:

(In millions)	December 31, 2021	December 31, 2022
United States	$652.8	$487.9
United Kingdom	146.1	116.7
Other foreign countries (1)	27.8	23.7
Total property, equipment and software, net	$826.7	$628.3
(1)    No other foreign country had property, equipment and software, net that exceeded 10% of total consolidated property, equipment and software, net as of December 31, 2021 and 2022.

18. Condensed Financial Information of Registrant (Parent Company Only)

RACKSPACE TECHNOLOGY, INC. (Parent Company Only)
CONDENSED BALANCE SHEETS

(In millions, except per share data)	December 31, 2021	December 31, 2022
ASSETS
Investment in subsidiaries of Parent	$1,327.4	$629.5
Total assets	$1,327.4	$629.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 211.2 and 215.7 shares issued; 211.2 and 212.6 shares outstanding, respectively	2.1	2.2
Additional paid-in capital	2,500.0	2,573.3
Accumulated other comprehensive income	6.9	71.4
Accumulated deficit	(1,181.6)	(1,986.4)
Treasury stock, at cost; zero and 3.1 shares held, respectively	—	(31.0)
Total stockholders' equity	1,327.4	629.5
Total liabilities and stockholders' equity	$1,327.4	$629.5

The accompanying note is an integral part of these condensed financial statements.

RACKSPACE TECHNOLOGY, INC. (Parent Company Only)
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions, except per share data)	2020	2021	2022
Equity in net losses in Parent's subsidiaries	$(245.8)	$(218.3)	$(804.8)
Net loss and total comprehensive loss	$(245.8)	$(218.3)	$(804.8)
Net loss per share
Basic and diluted	$(1.37)	$(1.05)	$(3.81)
Weighted average number of shares outstanding:
Basic and diluted	179.6	208.0	211.2

The accompanying note is an integral part of these condensed financial statements.

A condensed statement of cash flows has not been presented as Rackspace Technology did not have any cash as of, or at any point in time during, the years ended December 31, 2020, 2021 and 2022.

NOTE TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT (Parent Company Only)

Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Rackspace Technology, Inc. (“Parent”) (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Parent. The ability of Parent’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ First Lien Credit Agreement and the Indentures, as described in Note 6, “Debt” to the audited consolidated financial statements.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022 that our disclosure controls and procedures were effective such that the information relating to the company, including our consolidated subsidiaries, required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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
4.3
Indenture, dated as of February 9, 2021, among Rackspace Technology Global, Inc., the subsidiary guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to Rackspace Technology, Inc.'s Form 8-K, filed on February 9, 2021)

10.1
First Lien Credit Agreement, dated as of November 3, 2016, among Inception Parent, Inc., Inception Merger Sub, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.2
Joinder to First Lien Credit Agreement, dated as of November 3, 2016, by Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.) (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.3
Incremental Assumption and Amendment Agreement, dated as of December 20, 2016, among Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), the subsidiary loan parties, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.3 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.4
Incremental Assumption and Amendment Agreement No. 2, dated as of June 21, 2017, among Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), the subsidiary loan parties, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.5
Incremental Assumption and Amendment Agreement No. 3, dated as of November 15, 2017, among Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), the subsidiary loan parties, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.5 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.6
Incremental Assumption Agreement No. 4, dated as of July 20, 2020, among Inception Parent, Inc., Rackspace Technology Global Inc., the subsidiary loan parties, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.7
Incremental Assumption Agreement No. 5, dated as of February 9, 2021, among Rackspace Technology Global, Inc., the subsidiary loan parties, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on February 9, 2021)

10.8
Amended and Restated Investor Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc., Searchlight Capital II, L.P., Searchlight Capital II PV, L.P. and AP VIII Inception Holdings, L.P. (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.9
Amended and Restated Investor Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc., DPH 123, LLC, ACE Investment Holdings, LLC, AP VIII Inception Holdings, L.P. and solely for purposes of Section 4.1 thereof, ABRY Partners VIII, L.P. (incorporated by reference from Exhibit 10.3 to Rackspace Technology Inc.’s Form 8-K filed on August 7, 2020)

10.10
Amendment to Amended and Restated Investor Rights Agreement, dated as of December 7, 2020, between Rackspace Technology, Inc., AP VIII Inception Holdings, L.P. and Searchlight (incorporated by reference from Exhibit 10.9 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2020)

10.11
Amendment to Amended and Restated Investor Rights Agreement, dated as of December 7, 2020, between Rackspace Technology, Inc., AP VIII Inception Holdings, L.P. and ABRY (incorporated by reference from Exhibit 10.10 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2020)

10.12
Registration Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc. and the Holders party thereto (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.13
Agreement and Plan of Merger, dated as of September 6, 2017, among Rackspace Technology, Inc. (f.k.a. Inception Topco, Inc.), Drake Merger Sub I, Inc., Drake Merger Sub II, LLC, Inception Intermediate, Inc., Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), Datapipe Holdings, LLC, Datapipe Parent, Inc. and the key stockholders party thereto (incorporated by reference from Exhibit 10.9 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.14†
Employment Agreement, between Rackspace US, Inc. and Kevin Jones, effective as of March 13, 2019 (incorporated by reference from Exhibit 10.11 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.15†
First Amendment to Employment Agreement, between Rackspace US, Inc. and Kevin Jones, effective April 1, 2021 (incorporated by reference from Exhibit 10.13 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2021)

10.16†
Transition Agreement and Release of Claims, between Rackspace Technology, Inc. and Kevin Jones, effective September 27, 2022 (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.'s Form 10-Q for the quarter ended September 30, 2022)

10.17†
Employment Agreement, between Rackspace US, Inc. and Subroto Mukerji, effective as of July 1, 2019 (incorporated by reference from Exhibit 10.14 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.18†
First Amendment to the Employment Agreement, between Rackspace US, Inc. and Subroto Mukerji, dated as of September 11, 2019 (incorporated by reference from Exhibit 10.15 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.19†
Second Amendment to the Employment Agreement, between Rackspace US, Inc. and Subroto Mukerji, dated as of August 17, 2020 (incorporated by reference from Exhibit 10.18 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2021)

10.20†
Third Amendment to the Employment Agreement, between Rackspace US, Inc. and Subroto Mukerji, dated as of September 15, 2021 (incorporated by reference from Exhibit 10.19 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2021)

10.21†
Fourth Amendment to Employment Agreement, between Rackspace US, Inc. and Subroto Mukerji, effective as of April 15, 2022 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2022)

10.22†
Separation Agreement and Release between Rackspace US, Inc. and Subroto Mukerji, dated as of November 8, 2022 (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.'s Form 10-Q for the quarter ended September 30, 2022)

10.23†	Employment Agreement between the Company and Amar Maletira, dated October 16, 2020 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on October 21, 2020)
10.24†
Amended and Restated Employment Agreement between Rackspace Technology, Inc. and Amar Maletira, effective September 27, 2022 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.'s Form 10-Q for the quarter ended September 30, 2022)

10.25†
Employment Agreement, between Rackspace US, Inc. and Holly Windham, effective as of April 17, 2017 (incorporated by reference from Exhibit 10.3 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2021)

10.26†
First Amendment to Employment Agreement, between Rackspace US, Inc. and Holly Windham, effective as of October 1, 2017 (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2021)

10.27†
Second Amendment to Employment Agreement, between Rackspace US, Inc. and Holly Windham, effective April 1, 2021 (incorporated by reference from Exhibit 10.14 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2021)

10.28†
Third Amendment to Employment Agreement, between Rackspace US, Inc. and Holly Windham, effective February 1, 2022 (incorporated by reference from Exhibit 10.24 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2021)

10.29*†	Transition Agreement and Release of Claims, between Rackspace Technology, Inc. and Holly Windham, effective January 16, 2023
10.30†	Employment Letter to Martin Blackburn, dated as of October 30, 2019 (incorporated by reference from Exhibit 10.9 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2021)

10.31†
Service Agreement, between Rackspace Limited and Martin Blackburn, effective as of December 1, 2019 (incorporated by reference from Exhibit 10.10 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2021)

10.32†
Settlement Agreement between Rackspace Limited and Martin Blackburn, dated as of November 2, 2022 (incorporated by reference from Exhibit 10.3 to Rackspace Technology, Inc.'s Form 10-Q for the quarter ended September 30, 2022)

10.33†
Employment Agreement between Rackspace US, Inc. and Naushaza Molu, dated November 14, 2022 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on November 18, 2022)

10.34†
First Amendment to Employment Agreement between Rackspace US, Inc. and Naushaza Molu, dated November 15, 2022 (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 8-K, filed on November 18, 2022)

10.35*†	Second Amendment to Employment Agreement between Rackspace US, Inc. and Naushaza Molu, dated March 13, 2023
10.36†
Form of Non-Qualified Stock Option Agreement between Rackspace Technology, Inc. and each of the named executive officers (other than the Chief Executive Officer) under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.20 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.37†
Form of Non-Qualified Stock Option Agreement between Rackspace Technology, Inc. and the Chief Executive Officer under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.21 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.38†
Form of Service-Based RSU Award Agreement between Rackspace Technology, Inc. and the Chief Executive Officer under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.22 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.39†
Form of Performance-Based RSU Award Agreement between Rackspace Technology, Inc. and the Chief Executive Officer under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.23 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.40†
Form of Non-Qualified Stock Option Agreement between Rackspace Technology, Inc. and certain of the Directors under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.24 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.41†
Form of RSU Award Agreement between Rackspace Technology, Inc. and certain of the Directors under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.25 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.42†
Form of RSA Award Agreement between Rackspace Technology, Inc. and certain of the Directors under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.26 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.43†
Form of Restricted Stock Unit Award Agreement between Rackspace Technology, Inc. and the Company's Chief Executive Officer (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Current Report on Form 8-K filed on August 25, 2021)

10.44†
Form of Performance Stock Unit Agreement between Rackspace Technology, Inc. and the Company's Chief Executive Officer (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Current Report on Form 8-K filed on August 25, 2021)

10.45†
Form of Performance Stock Unit Agreement between Rackspace Technology, Inc. and certain of its executive officers under the 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2022)

10.46†
Rackspace Technology, Inc. Equity Incentive Plan, dated as of April 7, 2017 (incorporated by reference from Exhibit 10.27 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.47†	Rackspace Technology, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 4.2 to Rackspace Technology Inc.’s Registration Statement on Form S-8 filed on August 5, 2020)
10.48†	Rackspace Technology, Inc. Amendment No. 1 to 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended June 30, 2022)
10.49†	Rackspace Technology, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.3 to Rackspace Technology Inc.’s Registration Statement on Form S-8 filed on August 5, 2020)
10.50†	Rackspace Technology, Inc. Annual Cash Incentive Plan (incorporated by reference from Exhibit 10.8 to Rackspace Technology Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2020)

10.51†
Rackspace Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference from Exhibit 10.31 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.52†	Rackspace Technology, Inc. Executive Change in Control Severance Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on March 18, 2021)
10.53†	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.32 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)
21.1*	Subsidiaries of the registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RACKSPACE TECHNOLOGY, INC.

Date:	March 16, 2023	By:	/s/ Bobby Molu
Bobby Molu
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amar Maletira	Chief Executive Officer; Director	March 16, 2023
Amar Maletira	(Principal Executive Officer)

/s/ Bobby Molu	Executive Vice President and Chief Financial Officer	March 16, 2023
Bobby Molu	(Principal Financial Officer)

/s/ Mark Marino	Chief Accounting Officer	March 16, 2023
Mark Marino	(Principal Accounting Officer)

/s/ Susan Arthur	Director	March 16, 2023
Susan Arthur

/s/ Jeffrey Benjamin	Director	March 16, 2023
Jeffrey Benjamin

/s/ Dhiren Fonseca	Director	March 16, 2023
Dhiren Fonseca

/s/ Mitch Garber	Director	March 16, 2023
Mitch Garber

/s/ Anthony Roberts	Director	March 16, 2023
Anthony Roberts

/s/ Shashank Samant	Director	March 16, 2023
Shashank Samant

/s/ David Sambur	Director	March 16, 2023
David Sambur

/s/ Aaron Sobel	Director	March 16, 2023
Aaron Sobel