Form 10-Q
period 2023-03-31
Rackspace Technology, Inc.
filed 2023-05-10
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023.
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

1-800-961-4454
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

On May 4, 2023, 215,079,988 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this "Quarterly Report") contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the effects of the COVID-19 pandemic on our results of operations and business, and the risks and uncertainties disclosed or referenced under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

“Rackspace,” “Rackspace Technology,” “Fanatical,” “Fanatical Experience,” “Rackspace Fabric,” "Rackspace Data Freedom," "Rackspace Services for VMware CloudTM" and "My Rackspace" are registered or unregistered trademarks of Rackspace US, Inc. in the United States and/or other countries. OpenStack® is a registered trademark of OpenStack, LLC and OpenStack Foundation in the United States. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. Other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2022	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$228.4	$174.3
Accounts receivable, net of allowance for credit losses and accrued customer credits of $24.6 and $22.3, respectively	622.2	571.6
Prepaid expenses	97.3	111.5
Other current assets	125.3	112.2
Total current assets	1,073.2	969.6

Property, equipment and software, net	628.3	651.1
Goodwill, net	2,155.1	1,614.8
Intangible assets, net	1,236.0	1,195.5
Operating right-of-use assets	138.0	126.3
Other non-current assets	226.1	197.3
Total assets	$5,456.7	$4,754.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$447.3	$384.2
Accrued compensation and benefits	95.3	65.8
Deferred revenue	80.9	101.3
Debt	23.0	23.0
Accrued interest	36.3	37.8
Operating lease liabilities	60.0	55.6
Finance lease liabilities	61.7	69.8
Financing obligations	16.7	15.6
Other current liabilities	35.3	37.6
Total current liabilities	856.5	790.7

Non-current liabilities:
Debt	3,295.4	3,269.0
Operating lease liabilities	84.8	72.8
Finance lease liabilities	310.5	336.3
Financing obligations	47.6	45.6
Deferred income taxes	126.7	105.8
Other non-current liabilities	105.7	110.0
Total liabilities	4,827.2	4,730.2

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 215.7 and 218.1 shares issued; 212.6 and 215.0 shares outstanding, respectively	2.2	2.2
Additional paid-in capital	2,573.3	2,588.0
Accumulated other comprehensive income	71.4	63.6
Accumulated deficit	(1,986.4)	(2,598.4)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' equity	629.5	24.4
Total liabilities and stockholders' equity	$5,456.7	$4,754.6

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2022	2023
Revenue	$775.5	$758.7
Cost of revenue	(549.5)	(589.1)
Gross profit	226.0	169.6
Selling, general and administrative expenses	(205.1)	(207.5)
Impairment of goodwill	—	(543.1)
Income (loss) from operations	20.9	(581.0)
Other income (expense):
Interest expense	(50.1)	(56.9)
Gain (loss) on investments, net	(0.1)	0.1
Gain on debt extinguishment	—	12.8
Other income (expense), net	(3.6)	2.1
Total other income (expense)	(53.8)	(41.9)
Loss before income taxes	(32.9)	(622.9)
Benefit (provision) for income taxes	(5.6)	10.9
Net loss	$(38.5)	$(612.0)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(4.6)	$3.4
Unrealized gain (loss) on derivative contracts	42.3	(5.6)
Amount reclassified from accumulated other comprehensive income (loss) to earnings	4.3	(5.6)
Other comprehensive income (loss)	42.0	(7.8)
Comprehensive income (loss)	$3.5	$(619.8)

Net loss per share:
Basic and diluted	$(0.18)	$(2.87)
Weighted average number of shares outstanding:
Basic and diluted	211.4	213.2

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2023
Cash Flows From Operating Activities
Net loss	$(38.5)	$(612.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	101.6	94.7
Amortization of operating right-of-use assets	14.3	15.1
Deferred income taxes	0.9	(17.3)
Share-based compensation expense	17.0	15.2
Impairment of goodwill	—	543.1
Gain on debt extinguishment	—	(12.8)
Unrealized loss on derivative contracts	4.6	4.5
(Gain) loss on investments, net	0.1	(0.1)
Provision for bad debts and accrued customer credits	(0.2)	0.7
Amortization of debt issuance costs and debt discount	2.0	2.0
Other operating activities	—	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(19.8)	50.5
Prepaid expenses and other current assets	7.4	(1.5)
Accounts payable, accrued expenses, and other current liabilities	(19.0)	(100.3)
Deferred revenue	7.6	19.1
Operating lease liabilities	(17.7)	(19.9)
Other non-current assets and liabilities	4.2	17.2
Net cash provided by (used in) operating activities	64.5	(1.9)
Cash Flows From Investing Activities
Purchases of property, equipment and software	(19.2)	(12.1)
Acquisitions, net of cash acquired	(7.7)	—
Other investing activities	1.0	0.4
Net cash used in investing activities	(25.9)	(11.7)
Cash Flows From Financing Activities
Proceeds from employee stock plans	0.5	—
Shares of common stock repurchased	(4.1)	—
Payments on long-term debt	(5.8)	(15.4)
Payments on financing component of interest rate swap	(4.3)	(4.4)
Principal payments of finance lease liabilities	(15.9)	(18.6)
Principal payments of financing obligations	(11.2)	(2.9)
Net cash used in financing activities	(40.8)	(41.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1.6)	0.9
Decrease in cash, cash equivalents, and restricted cash	(3.8)	(54.0)
Cash, cash equivalents, and restricted cash at beginning of period	275.4	231.4
Cash, cash equivalents, and restricted cash at end of period	$271.6	$177.4

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$40.8	$49.5
Cash payments for income taxes, net of refunds	$5.4	$1.7

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$6.5	$50.7
Acquisition of property, equipment and software by financing obligations	3.7	—
Increase in property, equipment and software accrued in liabilities	1.5	8.7
Non-cash purchases of property, equipment and software	$11.7	$59.4

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
(In millions)	2022	2023
Cash and cash equivalents	$269.1	$174.3
Restricted cash included in other non-current assets	2.5	3.1
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$271.6	$177.4

See accompanying notes to the unaudited consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	211.2	$2.1	$2,500.0	$6.9	$(1,181.6)	—	$—	$1,327.4
Exercise of stock options and release of stock awards	1.6	—	0.5	—	—	—	—	0.5
Share-based compensation expense	—	—	17.0	—	—	—	—	17.0
Net loss	—	—	—	—	(38.5)	—	—	(38.5)
Other comprehensive income	—	—	—	42.0	—	—	—	42.0
Repurchase of common stock	—	—	—	—	—	0.4	(4.1)	(4.1)
Balance at March 31, 2022	212.8	$2.1	$2,517.5	$48.9	$(1,220.1)	0.4	$(4.1)	$1,344.3

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	215.7	$2.2	$2,573.3	$71.4	$(1,986.4)	3.1	$(31.0)	$629.5
Exercise of stock options and release of stock awards	2.4	—	—	—	—	—	—	—
Share-based compensation expense for equity classified awards	—	—	14.7	—	—	—	—	14.7
Net loss	—	—	—	—	(612.0)	—	—	(612.0)
Other comprehensive loss	—	—	—	(7.8)	—	—	—	(7.8)
Balance at March 31, 2023	218.1	$2.2	$2,588.0	$63.6	$(2,598.4)	3.1	$(31.0)	$24.4

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

Effective on January 1, 2023, we reorganized around a two-business unit operating model, Public Cloud and Private Cloud. This two-business unit operating model ensures increased focus, delivery, and service quality for our customers. Beginning in 2023, we changed our segment reporting to reflect this reorganization under two reportable segments: Public Cloud and Private Cloud. See Note 14, "Segment Reporting" for more information.

The unaudited consolidated financial statements include the accounts of Rackspace Technology, Inc. and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2022 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the Securities and Exchange Commission ("SEC") disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 16, 2023 ("Annual Report"). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2023, our results of operations, cash flows and stockholders' equity for the three months ended March 31, 2022 and 2023.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023, or for any other interim period, or for any other future year.

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

Liquidity Overview

We are a highly leveraged company. As of March 31, 2023, we had $3,331.3 million aggregate principal amount outstanding under the first lien term loan facility (the "Term Loan Facility"), 5.375% Senior Notes due 2028 (the "5.375% Senior Notes"), and 3.50% Senior Secured Notes due 2028 (the “3.50% Senior Secured Notes”). We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under a revolving credit facility (the "Revolving Credit Facility"). As of March 31, 2023, the Revolving Credit Facility provided for up to $375.0 million of borrowings, none of which was drawn as of March 31, 2023. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash and cash equivalents of $174.3 million as of March 31, 2023, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.

Subsequent Events

On April 26, 2023, we executed an amendment to our First Lien Credit Agreement to establish Term SOFR as the benchmark rate for determining the applicable interest rate, replacing LIBOR. We also expect to amend our interest rate swap to change the index from three-month LIBOR (subject to a floor of 0.75%) to one-month Term SOFR (subject to a floor of 0.75%).

Significant Accounting Policies and Estimates

Our Annual Report includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three months ended March 31, 2023.

Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Our indefinite-lived intangible asset consists of our Rackspace trade name, which was recorded at fair value on our balance sheet at the date of the Rackspace Acquisition. Goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing on an annual basis as of October 1st or more frequently if events or circumstances indicate a potential impairment. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition. Potential impairment indicators may also include, but are not limited to, (i) significant changes to estimates and assumptions used in the most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, and the magnitude thereof, (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, (iv) a reorganization resulting in a change to our operating segments, and (v) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital, volatility in the equity and debt markets, or fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations.

On January 1, 2023, as a result of the reorganization of our business around a two-business unit operating model, we changed our reportable segments to Private Cloud and Public Cloud. Our prior Multicloud segment has been separated into its public and private cloud components and the offerings previously reported in our Apps & Cross Platform segment have been reassigned to either the Public Cloud or Private Cloud segment based on the nature of the offering. Our prior OpenStack Public Cloud segment is included in Private Cloud. As a result of the segment change, we allocated the goodwill of our former Multicloud and Apps & Cross Platform reporting units to the Public Cloud and Private Cloud reporting units based on their relative fair value. OpenStack Public Cloud remains a separate reporting unit for goodwill purposes. Due to the change in our segment reporting and the allocation of goodwill, we completed a quantitative goodwill impairment analysis both prior and subsequent to the aforementioned change. The results of the quantitative goodwill impairment analysis performed as of December 31, 2022 prior to the change indicated an impairment within our former Apps & Cross Platform reporting unit, and we recorded a non-cash impairment charge of $129.3 million in the fourth quarter of 2022 as described in our Annual Report. We reassigned goodwill to the updated reporting units using a relative fair value approach. The results of the quantitative goodwill impairment analysis performed as of January 1, 2023 subsequent to the reorganization indicated an impairment within our Private Cloud reporting unit, and we recorded a non-cash impairment charge of $270.8 million in the first quarter of 2023.

During the first quarter of 2023, we experienced a sustained decline in our stock price resulting in our market capitalization being less than the carrying value of our combined reporting units. As of March 31, 2023, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance for the first three months of the year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of March 31, 2023.

Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Assets and liabilities are assigned to each of our reporting units if they are employed by a reporting unit and are considered in the determination of the reporting unit fair value. Certain assets and liabilities are shared by multiple reporting units, and thus, are allocated to each reporting unit based on the relative size of a reporting unit, primarily based on revenue. We have two reporting units with goodwill: Public Cloud and Private Cloud. Goodwill allocated to our third reporting unit, OpenStack Public Cloud, was fully impaired during the fourth quarter of 2021.

For the interim quantitative goodwill impairment analyses performed as of January 1, 2023 and March 31, 2023, we compare the fair values of each of our reporting units to their respective carrying amounts. The fair values of each of our reporting units were derived using the income approach, specifically the discounted cash flow method. The discounted cash flow models reflect our assumptions regarding revenue growth rates, projected gross profit margins, risk-adjusted discount rates, terminal period growth rates, economic and market trends and other expectations about the anticipated operating results of our reporting units. As part of the goodwill impairment test, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units, including OpenStack Public Cloud. Goodwill impairment is measured as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill for that reporting unit.

The results of our quantitative goodwill impairment analyses as of January 1, 2023 and March 31, 2023 indicated an impairment of goodwill within our Private Cloud reporting unit, and we recorded non-cash impairment charges of $270.8 million and $272.3 million, respectively, within "Impairment of goodwill" in our Consolidated Statements of Comprehensive Income (Loss) in the first quarter of 2023. As of March 31, 2023, the Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 14%.

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

We performed a quantitative assessment of our indefinite-lived intangible asset prior to testing our goodwill for impairment as of January 1, 2023 and March 31, 2023 which did not indicate any impairment of the Rackspace trade name.

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

We performed recoverability tests of our long-lived assets in conjunction with the goodwill impairment analyses as of January 1, 2023 and March 31, 2023 which did not result in any impairment charges.

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

Recent Accounting Pronouncements

Not Yet Adopted

Reference Rate Reform

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. U.S. dollar LIBOR may be replaced by the Secured Overnight Financing Rate or other benchmark rates over the next several years. In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (ASC 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting containing practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be applied from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (ASC 848) - Deferral of the Sunset Date of Topic 848, which extended the date to apply the practical expedients outlined in ASU No. 2020-04 from December 31, 2022 to December 31, 2024. In January 2021, the FASB issued an update that provides supplemental guidance and clarification of the reference rate reform. We have elected to apply certain practical expedients in the past. We continue to evaluate the impact of the guidance and may apply other elections prior to December 31, 2024, as applicable, as additional changes in the market occur. Currently, borrowings under our Senior Facilities use LIBOR as a benchmark for establishing the applicable interest rate, but the First Lien Credit Agreement includes provisions relating to the future discontinuance of LIBOR and sets forth mechanics for establishing the replacement of LIBOR with an alternative benchmark rate.

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Consolidated Balance Sheets Account	December 31, 2022	March 31, 2023
Accounts receivable, net	Accounts receivable, net (1)	$622.2	$571.6
Current portion of contract assets	Other current assets	$16.0	$13.4
Non-current portion of contract assets	Other non-current assets	$10.4	$10.5
Current portion of deferred revenue	Deferred revenue	$80.9	$101.3
Non-current portion of deferred revenue	Other non-current liabilities	$8.6	$7.4
(1)    Allowance for credit losses and accrued customer credits was $24.6 million and $22.3 million as of December 31, 2022 and March 31, 2023, respectively.

We identified an immaterial correction in the disclosure of the amount previously reported as recognized in revenue for the three months ended March 31, 2022, which was included in deferred revenue as of the beginning of the period and have updated this amount to $46.2 million. The amount recognized in revenue for the three months ended March 31, 2023, which was included in deferred revenue as of the beginning of the period totaled $39.1 million.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2022 and March 31, 2023, the balances of capitalized costs to obtain a contract were $55.8 million and $50.7 million, respectively, and the balances of capitalized costs to fulfill a contract were $17.7 million and $16.5 million, respectively. These capitalized costs are included in “Other non-current assets” on the Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended March 31,
(In millions)	2022	2023
Amortization of capitalized sales commissions	$11.2	$10.3
Amortization of capitalized implementation costs	$4.4	$3.6

Remaining Performance Obligations

As of March 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations was $564.2 million, of which approximately 57% is expected to be recognized as revenue during the remainder of 2023 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. The aggregate amount of transaction price excludes variable consideration related to our usage-based arrangements for which we recognize revenue based on the right to invoice for the services performed.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(In millions, except per share data)	2022	2023
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(38.5)	$(612.0)
Weighted average shares outstanding:
Common stock	211.4	213.2
Number of shares used in per share computations	211.4	213.2
Net loss per share	$(0.18)	$(2.87)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Since we were in a net loss position for both periods presented, basic net loss per share is the same as diluted net loss per share for both periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 24.8 million and 41.1 million potential common shares from the computation of dilutive loss per share for the three months ended March 31, 2022 and 2023, respectively, because the effect would have been anti-dilutive.

4. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2022	March 31, 2023
Computers and equipment	$1,131.2	$1,167.5
Software	464.2	458.8
Furniture and fixtures	15.8	16.4
Buildings and leasehold improvements	402.2	407.6
Property, equipment and software, at cost	2,013.4	2,050.3
Less: Accumulated depreciation	(1,400.3)	(1,414.3)
Work in process	15.2	15.1
Property, equipment and software, net	$628.3	$651.1

5. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment. As a result of the January 1, 2023 reorganization, we changed our segment reporting to reflect this reorganization under two reportable segments: Public Cloud and Private Cloud. Accordingly, we reallocated the total consolidated net balance of goodwill as of January 1, 2023 under the new segments, shown below:

(In millions)	Public Cloud	Private Cloud	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total Consolidated
Gross goodwill as of December 31, 2022	$—	$—	$2,656.6	$328.0	$52.4	$3,037.0
Less: Accumulated impairment charges	—	—	(700.2)	(129.3)	(52.4)	(881.9)
Goodwill, net as of December 31, 2022	—	—	1,956.4	198.7	—	2,155.1
Reallocation adjustment (1)	594.7	1,560.4	(1,956.4)	(198.7)	—	—
Impairment of goodwill	—	(543.1)	—	—	—	(543.1)
Foreign currency translation	1.1	1.7	—	—	—	2.8
Goodwill, net as of March 31, 2023	$595.8	$1,019.0	$—	$—	$—	$1,614.8

Gross goodwill as of March 31, 2023	$595.8	$1,562.1	$—	$—	$—	$2,157.9
Less: Accumulated impairment charges	—	(543.1)	—	—	—	(543.1)
Goodwill, net as of March 31, 2023	$595.8	$1,019.0	$—	$—	$—	$1,614.8
(1)     Represents the adjustment to reallocate goodwill of the former Multicloud Services and Apps & Cross Platform reportable segments to Public Cloud and Private Cloud reportable segments, using the relative fair value basis, as a result of the January 1, 2023 reorganization.

See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for discussion of the goodwill impairment charges recorded during the three months ended March 31, 2023.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2022			March 31, 2023
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,928.5	$(914.9)	$1,013.6	$1,930.0	$(955.1)	$974.9
Other	27.7	(22.3)	5.4	27.7	(24.1)	3.6
Total definite-lived intangible assets	1,956.2	(937.2)	1,019.0	1,957.7	(979.2)	978.5
Trade name (indefinite-lived)	217.0	—	217.0	217.0	—	217.0
Total intangible assets other than goodwill	$2,173.2	$(937.2)	$1,236.0	$2,174.7	$(979.2)	$1,195.5

6. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2022		March 31, 2023
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
Term Loan Facility	February 15, 2028	7.38%	$2,259.8	7.60%	$2,254.0
Revolving Credit Facility	August 7, 2025	—%	—	—%	—
3.50% Senior Secured Notes	February 15, 2028	3.50%	550.0	3.50%	550.0
5.375% Senior Notes	December 1, 2028	5.375%	550.0	5.375%	527.3
Less: unamortized debt issuance costs			(30.7)		(29.1)
Less: unamortized debt discount			(10.7)		(10.2)
Total debt			3,318.4		3,292.0
Less: current portion of debt			(23.0)		(23.0)
Debt, excluding current portion			$3,295.4		$3,269.0
(1)    Interest rates are as of each respective balance sheet date.

Senior Facilities

Our senior secured credit facilities include the Term Loan Facility and the Revolving Credit Facility (together, the "Senior Facilities").

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

As of March 31, 2023, the interest rate on the Term Loan Facility was 7.60%. We are required to make quarterly principal payments of $5.8 million, which began on June 30, 2021. See Note 11, "Derivatives," for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

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

The fair value of the Term Loan Facility as of March 31, 2023 was $1,194.6 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of March 31, 2023, we were in compliance with all covenants under the Senior Facilities.

The Revolving Credit Facility matures on August 7, 2025. As of March 31, 2023, we had total commitments of $375.0 million, no outstanding borrowings under the Revolving Credit Facility, and $3.5 million of letters of credit issued thereunder.

3.50% Senior Secured Notes due 2028

On February 9, 2021, Rackspace Technology Global issued $550.0 million aggregate principal amount of the 3.50% Senior Secured Notes. The 3.50% Senior Secured Notes will mature on February 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on each February 15 and August 15, commencing on August 15, 2021. The 3.50% Senior Secured Notes are not subject to registration rights. As noted above, we used the net proceeds from the issuance of the 3.50% Senior Secured Notes, together with borrowings under the Term Loan Facility described above, to repay all borrowings outstanding under the Prior Term Loan Facility, to pay related fees and expenses and for general corporate purposes.

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

As of March 31, 2023, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of March 31, 2023 was $280.5 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

5.375% Senior Notes due 2028

On December 1, 2020, Rackspace Technology Global issued $550.0 million aggregate principal amount of the 5.375% Senior Notes. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at an annual fixed rate of 5.375%. Interest is payable semiannually on each June 1 and December 1, commencing on June 1, 2021. The 5.375% Senior Notes are not subject to registration rights.

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

During the three months ended March 31, 2023, Rackspace Technology Global repurchased and surrendered for cancellation $22.7 million principal amount of 5.375% Senior Notes for $10.0 million, including accrued interest of $0.3 million. In connection with these repurchases, we recorded a "Gain on debt extinguishment" of $12.8 million in our Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023.

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

As of March 31, 2023, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of March 31, 2023 was $158.2 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

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

Hosted Exchange Incident

We are named in several lawsuits in connection with the December 2022 ransomware incident which caused service disruptions on our Hosted Exchange email business. The pending lawsuits seek, among other things, equitable and compensatory relief. We are vigorously defending these matters. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. However, at this early stage in the proceedings, we are not able to determine the probability of the outcome of these matters or a range of reasonably expected losses, if any. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate.

8. Share Repurchase Program

On March 3, 2022, our board of directors authorized a program to repurchase up to $75.0 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws. The program expires on September 30, 2023 and can be discontinued at any time. During the three months ended March 31, 2022, we repurchased $4.1 million, or 0.4 million shares, of our common stock on the open market under this program. No shares were repurchased during the three months ended March 31, 2023. Shares purchased pursuant to the program are recorded as treasury stock at cost in the Consolidated Balance Sheets. As of March 31, 2023, approximately $44.0 million of the amount authorized by the board under the current program remained available for additional purchases.

9. Share-Based Compensation

During the three months ended March 31, 2023, we granted 22.4 million restricted stock units ("RSUs") under the 2020 Incentive Plan with a weighted-average grant date fair value of $2.36. The majority of the RSUs were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service.

In addition, during the three months ended March 31, 2023, 2.5 million performance stock units ("PSUs") were granted under the 2020 Incentive Plan with a weighted-average grant date fair value of $2.08, and 4.9 million long-term incentive cash units ("LTIC units") were granted under the 2020 Incentive Plan with a weighted-average fair value as of March 31, 2023 of $0.73. Both the PSUs and LTIC units represent the target amount of grants, and the actual number of shares or units awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on Rackspace’s Total Shareholder Return (“TSR”) relative to the TSR of a comparator group of IT and Cloud Services Companies. The awards are eligible to vest in equal annual installments over three years based on the attainment of the market condition and the employee’s continued service through the end of the applicable measurement period and were valued using a Monte Carlo simulation. The LTIC units are classified as a liability within "Other current liabilities" and "Other non-current liabilities" in the Consolidated Balance Sheets.

Total share-based compensation expense is comprised of the following equity and liability classified award amounts:

	Three Months Ended March 31,
(In millions)	2022	2023
Equity classified awards	$17.0	$14.7
Liability classified awards	—	0.5
Total share-based compensation expense	$17.0	$15.2

Total share-based compensation expense recognized was as follows:

	Three Months Ended March 31,
(In millions)	2022	2023
Cost of revenue	$2.8	$2.8
Selling, general and administrative expenses	14.2	12.4
Pre-tax share-based compensation expense	17.0	15.2
Less: Income tax benefit	(3.6)	(3.2)
Total share-based compensation expense, net of tax	$13.4	$12.0

As of March 31, 2023, there was $133.3 million of total unrecognized compensation cost related to stock options, RSUs, PSUs, and the ESPP, which will be recognized using the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

10. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three months ended March 31, 2023, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with the goodwill impairment recorded in the first quarter, the majority of which was nondeductible for income tax purposes, executive compensation that is nondeductible under Internal Revenue Code ("IRC") Section 162(m), the net impact of the geographic distribution of our earnings, tax effects from nondeductible share-based compensation as well as changes in our valuation allowance. During the quarter, we determined that certain deferred tax assets no longer meet the more likely than not recognition criteria. As such, we have provided a valuation allowance for these assets, which is incorporated into our annual effective tax rate. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA introduces a new corporate minimum tax of 15% on global adjusted financial statement income. We do not expect there will be a material impact to our consolidated financial statements from the IRA.

11. Derivatives

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

On January 9, 2020, we designated certain of our swaps as cash flow hedges. On the designation date, the cash flow hedges were in a $39.9 million liability position. The cash flow hedges were expected to be highly effective on the designation date and, on a quarterly basis, we performed retrospective and prospective regression assessments to determine whether the cash flow hedges continue to be highly effective. As long as the cash flow hedges are highly effective, changes in fair value are recorded to "Accumulated other comprehensive income" in the Consolidated Balance Sheets and reclassified to "Interest expense" in the period when the underlying transaction affects earnings. The income tax effects of cash flow hedges are released from "Accumulated other comprehensive income" in the period when the underlying transaction affects earnings. Any stranded income tax effects are released from “Accumulated other comprehensive income” into “Benefit (provision) for income taxes” under the portfolio approach.

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

As of December 31, 2022 and March 31, 2023, the cash flow hedge was highly effective.

The key terms of interest rate swaps are presented below:

Effective Date	Fixed Rate Paid (Received)	December 31, 2022		March 31, 2023
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2018:
February 3, 2019	2.7490%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2020	2.7350%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2021	2.7360%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2022	2.7800%	—	Terminated	—	Terminated	November 3, 2023

Entered into February 2021:
February 9, 2021	2.3820%	1,350.0	Active	1,350.0	Active	February 9, 2026
Total		$1,350.0		$1,350.0

Our interest rate swap agreements, excluding the portion treated as debt, are recognized at fair value in the Consolidated Balance Sheets and are valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.

Fair Values of Derivatives on the Consolidated Balance Sheets

The fair values of our derivatives and their location on the Consolidated Balance Sheets as of December 31, 2022 and March 31, 2023 were as follows:

		December 31, 2022		March 31, 2023
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$44.3	$—	$43.5	$—
Interest rate swaps	Other non-current assets	80.5	—	61.7	—
Interest rate swaps	Other current liabilities (1)	—	17.3	—	17.3
Interest rate swaps	Other non-current liabilities (1)	—	39.1	—	34.8
Total		$124.8	$56.4	$105.2	$52.1
(1)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2022			March 31, 2023
(In millions)	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$124.8	$(56.4)	$68.4	$105.2	$(52.1)	$53.1

Liabilities
Interest rate swaps	$56.4	$(56.4)	$—	$52.1	$(52.1)	$—

Effect of Derivatives on the Consolidated Statements of Comprehensive Income (Loss)

The effect of our derivatives and their location on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2023 was as follows:

		Three Months Ended March 31,
(In millions)		2022	2023
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$(4.6)	$(4.6)

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$(1.3)	$12.2

Interest expense was $50.1 million and $56.9 million for the three months ended March 31, 2022 and 2023, respectively. As of March 31, 2023, the amount of cash flow hedge gain included within "Accumulated other comprehensive income" that is expected to be reclassified as a reduction to "Interest expense" over the next 12 months is approximately $38.4 million. See Note 12, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of March 31, 2023, our outstanding interest rate swap agreement was in a net asset position.

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain (Loss) on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2021	$17.2	$(10.3)	$6.9
Foreign currency translation adjustments, net of tax benefit of $0.7	(4.6)	—	(4.6)
Unrealized gain on derivative contracts, net of tax expense of $14.6	—	42.3	42.3
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.5(1)	—	4.3	4.3
Balance at March 31, 2022	$12.6	$36.3	$48.9
(1)     Includes interest expense recognized of $1.2 million and amortization of off-market swap value and accumulated loss at hedge de-designation of $4.6 million for the three months ended March 31, 2022.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2022	$(10.0)	$81.4	$71.4
Foreign currency translation adjustments, net of tax expense of $0.4	3.4	—	3.4
Unrealized loss on derivative contracts, net of tax benefit of $1.9	—	(5.6)	(5.6)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $2.0 (1)	—	(5.6)	(5.6)
Balance at March 31, 2023	$(6.6)	$70.2	$63.6
(1)    Includes a reduction to interest expense recognized of $12.2 million related to the cash flow hedge gain for the three months ended March 31, 2023, partially offset by an increase to interest expense for the amortization of off-market swap value and accumulated loss at hedge de-designation of $4.6 million.

13. Related Party Transactions

Affiliates of ABRY Partners, LLC and ABRY Partners II, LLC (collectively, “ABRY”), are Term Loan Facility lenders under the First Lien Credit Agreement. As of March 31, 2023, the outstanding principal amount of the Term Loan Facility was $2,254.0 million, of which $58.8 million, or 2.6%, is due to ABRY affiliates. Investment funds affiliated with ABRY are also co-investors in Rackspace Technology.

14. Segment Reporting

Effective on January 1, 2023, we reorganized around a two-business unit operating model, Public Cloud and Private Cloud. This two-business unit operating model ensures increased focus, delivery, and service quality for our customers. We have changed our segment reporting to reflect this reorganization under two operating segments, which correspond directly to our reportable segments: Public Cloud, a services-centric, capital-light model providing value-added cloud solutions through managed services, Elastic Engineering and professional services offerings for customer environments hosted on the AWS, Microsoft Azure and Google Cloud public cloud platforms; and Private Cloud, a technology-forward, capital-intensive model providing managed service offerings for customer environments hosted in one of our data centers as well as in those owned by customers or by third parties such as colocation providers. Private Cloud also includes our legacy OpenStack Public Cloud business that we ceased to actively market to customers in 2017.

Our prior Multicloud segment has been separated into its public and private cloud components and the offerings previously reported in our Apps & Cross Platform segment have been reassigned to either the Public Cloud or Private Cloud segment based on the nature of the offering.

Our segments are based upon a number of factors, including, the basis for our budgets and forecasts, organizational and management structure and the financial information regularly used by our Chief Operating Decision Maker to make key decisions and to assess performance. We assess financial performance of our segments on the basis of revenue and segment operating profit. Segment operating profit includes expenses directly attributable to running the respective segments’ business. This excludes any corporate overhead expenses. We have centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources. Corporate function costs that are not allocated to the segments are included in the row labeled “Corporate functions” in the table below.

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of consolidated segment operating profit to consolidated loss before income taxes for the three months ended March 31, 2022 and 2023.

	Three Months Ended March 31,
(In millions)	2022	2023
Revenue by segment:
Public Cloud	$417.0	$444.6
Private Cloud	358.5	314.1
Total consolidated revenue	$775.5	$758.7

Segment operating profit:
Public Cloud	$34.5	$24.5
Private Cloud	136.8	92.9
Total consolidated segment operating profit	171.3	117.4
Corporate functions	(59.2)	(66.9)
Share-based compensation expense	(17.0)	(15.2)
Special bonuses and other compensation expense (1)	(3.4)	(2.2)
Transaction-related adjustments, net (2)	(5.3)	(1.3)
Restructuring and transformation expenses (3)	(23.3)	(25.6)
Hosted Exchange incident expenses	—	(3.2)
Amortization of intangible assets (4)	(42.2)	(40.9)
Impairment of goodwill	—	(543.1)
Interest expense	(50.1)	(56.9)
Gain (loss) on investments, net	(0.1)	0.1
Gain on debt extinguishment	—	12.8
Other income (expense), net	(3.6)	2.1
Total consolidated loss before income taxes	$(32.9)	$(622.9)

(1)	Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(2)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time costs related to being a newly public company as a result of the IPO in August 2020, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(3)
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

(4)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

The table below presents depreciation expense included in segment operating profit above for the three months ended March 31, 2022 and 2023.

	Three Months Ended March 31,
(In millions)	2022	2023
Public Cloud	$2.2	$2.1
Private Cloud	45.9	43.9
Corporate functions	11.2	7.8
Total depreciation expense	$59.3	$53.8

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

In December 2022, we experienced a ransomware incident which caused service disruptions for our Hosted Exchange customers. The Hosted Exchange email business is a managed email solution provided to small and medium businesses and represented approximately 1% of our total annual revenue. Following discovery of the incident, we engaged an industry-leading global cybersecurity firm to help investigate the incident and remediate as necessary. The firm confirmed that the incident was quickly contained and limited solely to the Hosted Exchange email business. We have sunset the on-premises Hosted Exchange platform and have transitioned many customers from the Hosted Exchange platform to Microsoft 365 through our reseller agreement with Microsoft. During the three months ended March 31, 2023, we recorded $3.2 million of expenses related to the Hosted Exchange incident, including costs to investigate and remediate, legal and other professional services, and supplemental staff resources that were deployed to provide support to customers. We expect to continue to incur legal and other professional services costs in future periods and will expense those costs as incurred. We maintain cybersecurity insurance commensurate with the size of our business, and expect that a significant portion of the incremental costs related to the Hosted Exchange incident will be covered by insurance. However, the timing of insurance reimbursements may differ from the timing of recognition of the related expenses.

Effective on January 1, 2023, we reorganized around a two-business unit operating model, Public Cloud and Private Cloud. This two-business unit operating model ensures increased focus, delivery, and service quality for our customers. Beginning in 2023, we changed our segment reporting to reflect this reorganization under two reportable segments: Public Cloud and Private Cloud. We have reflected this change in all historical comparative periods presented within this MD&A.

Our Public Cloud segment is a services-centric, capital-light model providing value-added cloud solutions through managed services, Elastic Engineering and professional services offerings for customer environments hosted on the Amazon Web Services ("AWS"), Microsoft Azure and Google Cloud public cloud platforms. Our Private Cloud segment is a technology-forward, capital-intensive model providing managed service offerings for customer environments hosted in one of our data centers as well as in those owned by customers or by third parties such as colocation providers. Private Cloud also includes our legacy OpenStack Public Cloud business that we ceased to actively market to customers in 2017. See Item 1 of Part I, Financial Statements - Note 14, "Segment Reporting," for additional information about our segments.

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

Business Mix Shift

The mix of revenue has shifted in recent years, from our Private Cloud offerings to infrastructure resale and services within Public Cloud. Private Cloud offerings are generally hosted on our own infrastructure and deliver higher segment operating margins, but also require a higher level of capital expenditures. Conversely, Public Cloud segment operating margins are lower driven by high volumes of infrastructure resale revenue which come at significantly lower margins. However, Public Cloud requires significantly less capital expenditures. Going forward, the focus in Public Cloud is on expanding segment operating margins by driving cost efficiencies and growing services revenue, which are expected to come at higher margins than infrastructure resale.

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

Our capital expenditures equaled 4% and 9% of our revenue for the three months ended March 31, 2022 and 2023, respectively. While we saw an increase in capital expenditures for the three months ended March 31, 2023, we expect to return to our historical capital intensity levels over the longer term.

Key Components of Statement of Operations

Revenue

A substantial amount of our revenue, particularly within our Private Cloud segment, is generated pursuant to contracts that typically have a fixed term (typically from 12 to 36 months). Our customers generally have the right to cancel their contracts by providing us with written notice prior to the end of the fixed term, though most of our contracts provide for termination fees in the event of cancellation prior to the end of their term, typically amounting to the outstanding value of the contract. These contracts include a monthly recurring fee, which is determined based on the computing resources utilized and provided to the customer, the complexity of the underlying infrastructure and the level of support we provide. Most of our services within our Public Cloud segment and legacy OpenStack business generate usage-based revenue invoiced on a monthly basis and can be canceled at any time without penalty. We also generate revenue from usage-based fees and fees from professional services earned from customers using our hosting and other services. We typically recognize revenue on a daily basis, as services are provided, in an amount that reflects the consideration to which we expect to be entitled in exchange for our services. Our usage-based arrangements generally include a variable consideration component, consisting of monthly utility fees, with a defined price and undefined quantity. Our customer contracts also typically contain service level guarantees, including with respect to network uptime requirements, that provide discounts when we fail to meet specific obligations and, with respect to certain products, we may offer volume discounts based on usage. As these variable consideration components consist of a single distinct daily service provided on a single performance obligation, we account for all of them as services are provided and earned.

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2023

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended March 31,				Year-Over-Year Comparison
	2022		2023
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$775.5	100.0%	$758.7	100.0%	$(16.8)	(2.2)%
Cost of revenue	(549.5)	(70.9)%	(589.1)	(77.6)%	(39.6)	7.2%
Gross profit	226.0	29.1%	169.6	22.4%	(56.4)	(25.0)%
Selling, general and administrative expenses	(205.1)	(26.4)%	(207.5)	(27.4)%	(2.4)	1.2%
Impairment of goodwill	—	—%	(543.1)	(71.6)%	(543.1)	100.0%
Income (loss) from operations	20.9	2.7%	(581.0)	(76.6)%	(601.9)	NM
Other income (expense):
Interest expense	(50.1)	(6.5)%	(56.9)	(7.5)%	(6.8)	13.6%
Gain (loss) on investments, net	(0.1)	(0.0)%	0.1	0.0%	0.2	NM
Gain on debt extinguishment	—	—%	12.8	1.7%	12.8	100.0%
Other income (expense), net	(3.6)	(0.5)%	2.1	0.3%	5.7	NM
Total other income (expense)	(53.8)	(6.9)%	(41.9)	(5.5)%	11.9	(22.1)%
Loss before income taxes	(32.9)	(4.2)%	(622.9)	(82.1)%	(590.0)	NM
Benefit (provision) for income taxes	(5.6)	(0.7)%	10.9	1.4%	16.5	NM
Net loss	$(38.5)	(5.0)%	$(612.0)	(80.7)%	$(573.5)	NM
NM = not meaningful.

Revenue

Revenue decreased $17 million, or 2.2%, to $759 million in the three months ended March 31, 2023 from $776 million in the three months ended March 31, 2022. Revenue declined primarily due to Private Cloud, partially offset by growth in Public Cloud, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue decreased 1.1% year-over-year. The following table presents revenue growth by segment:

	Three Months Ended March 31,		% Change
(In millions, except %)	2022	2023	Actual	Constant Currency (a)
Public Cloud	$417.0	$444.6	6.6%	7.3%
Private Cloud	358.5	314.1	(12.4)%	(10.8)%
Total	$775.5	$758.7	(2.2)%	(1.1)%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the three months ended March 31, 2023 increased 7% on an actual and constant currency basis, from the three months ended March 31, 2022. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Offerings in this segment with the strongest growth include infrastructure resale on AWS, Microsoft Azure and Google Cloud.

Private Cloud revenue in the three months ended March 31, 2023 decreased 12% on an actual basis, and 11% on a constant currency basis, from the three months ended March 31, 2022, from declines in our private cloud offerings and legacy OpenStack business and the impact from the Hosted Exchange incident.

Cost of Revenue

Cost of revenue increased $40 million, or 7%, to $589 million in the three months ended March 31, 2023 from $550 million in the three months ended March 31, 2022, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings. In addition, personnel costs increased between periods primarily due to higher severance expense in the three months ended March 31, 2023.

As a percentage of revenue, cost of revenue increased 670 basis points in the three months ended March 31, 2023 to 77.6% from 70.9% in the three months ended March 31, 2022, primarily driven by a 480 basis point increase in usage charges for third-party infrastructure. Higher personnel costs also contributed to the increase in basis points between periods.

Gross Profit

Our gross profit was $170 million in the three months ended March 31, 2023, a decrease of $56 million from $226 million in the three months ended March 31, 2022. Our consolidated gross margin was 22.4% in the three months ended March 31, 2023, a decrease of 670 basis points from 29.1% in the three months ended March 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2 million, or 1%, to $208 million in the three months ended March 31, 2023 from $205 million in the three months ended March 31, 2022. Contributing to this increase were costs incurred in the current period related to the December 2022 Hosted Exchange incident. In addition, severance expense increased between periods. These expense increases were partially offset by lower share-based compensation, marketing spend, and depreciation and amortization expense.

As a percentage of revenue, selling, general and administrative expenses increased 100 basis points, to 27.4% in the three months ended March 31, 2023 from 26.4% in the three months ended March 31, 2022, for the reasons discussed above.

Income (Loss) from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $581 million in the three months ended March 31, 2023, a decrease of $602 million from $21 million income from operations in the three months ended March 31, 2022. Our Non-GAAP Operating Profit was $51 million in the three months ended March 31, 2023, a decrease of $62 million from $112 million in the three months ended March 31, 2022. Non-GAAP Operating Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

The table below presents a reconciliation of income (loss) from operations to Non-GAAP Operating Profit.

	Three Months Ended March 31,
(In millions)	2022	2023
Income (loss) from operations	$20.9	$(581.0)
Share-based compensation expense	17.0	15.2
Special bonuses and other compensation expense (a)	3.4	2.2
Transaction-related adjustments, net (b)	5.3	1.3
Restructuring and transformation expenses (c)	23.3	25.6
Hosted Exchange incident expenses	—	3.2
Impairment of goodwill	—	543.1
Amortization of intangible assets (d)	42.2	40.9
Non-GAAP Operating Profit	$112.1	$50.5

(a)	Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(b)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time costs related to being a newly public company as a result of the IPO in August 2020, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(c)	Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, facility closure costs, and lease termination expenses. This amount also includes total charges of $3.2 million for the three months ended March 31, 2022 related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.
(d)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Three Months Ended March 31,				Year-Over-Year Comparison
(In millions, except %)	2022		2023
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$34.5	8.3%	$24.5	5.5%	$(10.0)	(29.0)%
Private Cloud	136.8	38.2%	92.9	29.6%	(43.9)	(32.1)%
Total consolidated segment operating profit	171.3		117.4		(53.9)	(31.5)%
Corporate functions	(59.2)		(66.9)		(7.7)	13.0%
Non-GAAP Operating Profit	$112.1		$50.5		$(61.6)	(55.0)%

Public Cloud operating profit decreased 29% in the three months ended March 31, 2023 from the three months ended March 31, 2022. Segment operating profit as a percentage of segment revenue decreased by 280 basis points, reflecting a 10% increase in segment operating expenses, partially offset by a 7% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs due to the increase in revenue with additional increases in customer licenses.

Private Cloud operating profit decreased 32% in the three months ended March 31, 2023 from the three months ended March 31, 2022. Segment operating profit as a percentage of segment revenue decreased by 860 basis points, due to a 12% decrease in segment revenue, while segment operating expenses remained flat.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense increased 13% in the three months ended March 31, 2023 from the three months ended March 31, 2022 primarily due to increases in payroll costs.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 14, "Segment Reporting."

Impairment of Goodwill

We recorded a total of $543 million in non-cash goodwill impairment charges in the three months ended March 31, 2023. There was no such impairment in the three months ended March 31, 2022.

Due to the change in our segment reporting as a result of the business reorganization as of January 1, 2023, we completed a quantitative goodwill impairment analysis both prior and subsequent to the aforementioned change. The results of the quantitative goodwill impairment analysis performed as of December 31, 2022 prior to the change indicated an impairment within our former Apps & Cross Platform reporting unit, and we recorded a non-cash impairment charge of $129 million in the fourth quarter of 2022 as described in our Annual Report. The results of the quantitative goodwill impairment analysis performed as of January 1, 2023 subsequent to the change indicated an impairment within our Private Cloud reporting unit, and we recorded a non-cash impairment charge of $271 million in the first quarter of 2023.

During the first quarter of 2023, we experienced a sustained decline in our stock price resulting in our market capitalization being less than the carrying value of our combined reporting units. As of March 31, 2023, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance for the first three months of the year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of March 31, 2023. The results of this quantitative goodwill impairment analysis indicated an impairment within our Private Cloud reporting unit, and we recorded an additional non-cash impairment charge of $272 million in the first quarter of 2023.

See "Critical Accounting Policies and Estimates" in this section and Item 1 of Part I, Financial Statements - Note 5, "Goodwill and Intangible Assets" for further discussion.

Interest Expense

Interest expense increased $7 million, or 14%, to $57 million in the three months ended March 31, 2023 from 50 million in the three months ended March 31, 2022, due primarily to rising interest rates and the impact on our variable-rate Term Loan Facility.

Gain on Debt Extinguishment

We recorded a $13 million gain on debt extinguishment in the three months ended March 31, 2023 related to repurchases of $23 million principal amount of 5.375% Senior Notes.

Other Income (Expense), Net

We had $2 million of other income and $4 million of other expense in the three months ended March 31, 2023 and March 31, 2022, respectively, primarily due to foreign currency transaction gains and losses between periods.

Benefit (Provision) for Income Taxes

We had an $11 million income tax benefit in the three months ended March 31, 2023 compared to a $6 million income tax expense in the three months ended March 31, 2022. Our effective tax rate increased to 1.7% in the three months ended March 31, 2023 from (17.2)% in the three months ended March 31, 2022. The increase in the effective tax rate year-over-year is primarily due to the tax impact associated with geographic distribution of profits, executive compensation that is nondeductible under Internal Revenue Code ("IRC") Section 162(m) and the tax effects from nondeductible share-based compensation. The difference between the effective tax rate and the statutory rate for the three months ended March 31, 2023 is primarily due to the tax impact associated with the goodwill impairments recorded in the first quarter of 2023, executive compensation that is nondeductible under IRC Section 162(m), the geographic distribution of profits, tax effects from nondeductible share-based compensation as well as an increase in the valuation allowance. The majority of the goodwill impairment recorded in the first quarter of 2023 was nondeductible for income tax purposes.

Non-GAAP Financial Measures

We track several non-GAAP financial measures to monitor and manage our underlying financial performance. The following discussion includes the presentation of constant currency revenue, Non-GAAP Gross Profit, Non-GAAP Net Income (Loss), Non-GAAP Operating Profit, Adjusted EBITDA and Non-GAAP Earnings (Loss) Per Share, which are non-GAAP financial measures that exclude the impact of certain costs, losses and gains that are required to be included in our profit and loss measures under GAAP. Although we believe these measures are useful to investors and analysts for the same reasons they are useful to management, as discussed below, these measures are not a substitute for, or superior to, U.S. GAAP financial measures or disclosures. Other companies may calculate similarly-titled non-GAAP measures differently, limiting their usefulness as comparative measures. We have reconciled each of these non-GAAP measures to the applicable most comparable GAAP measure throughout this MD&A.

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

The following table presents, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2023			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$417.0	$444.6	$2.7	$447.3	6.6%	7.3%
Private Cloud	358.5	314.1	5.8	319.9	(12.4)%	(10.8)%
Total	$775.5	$758.7	$8.5	$767.2	(2.2)%	(1.1)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

Non-GAAP Gross Profit

We present Non-GAAP Gross Profit in this MD&A because we believe the measure is useful in analyzing trends in our underlying, recurring gross margins. We define Non-GAAP Gross Profit as gross profit, adjusted to exclude the impact of share-based compensation expense and other non-recurring or unusual compensation items, purchase accounting-related effects, certain business transformation-related costs, and costs related to the Hosted Exchange incident.

The table below presents a reconciliation of gross profit to Non-GAAP Gross Profit:

	Three Months Ended March 31,
(In millions)	2022	2023
Gross profit	$226.0	$169.6
Share-based compensation expense	2.8	2.8
Other compensation expense (a)	0.8	0.7
Purchase accounting impact on expense (b)	0.7	0.6
Restructuring and transformation expenses (c)	5.3	4.7
Hosted Exchange incident expenses	—	0.3
Non-GAAP Gross Profit	$235.6	$178.7

(a)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.
(b)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(c)
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

We define Non-GAAP Net Income (Loss) as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, the amortization of acquired intangible assets, goodwill and asset impairment charges, and certain other non-operating, non-recurring or non-core gains and losses, as well as the tax effects of these non-GAAP adjustments.

We define Non-GAAP Operating Profit as income (loss) from operations adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, the amortization of acquired intangible assets, goodwill and asset impairment charges, and certain other non-operating, non-recurring or non-core gains and losses.

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, certain other non-operating, non-recurring or non-core gains and losses, interest expense, income taxes, depreciation and amortization, and goodwill and asset impairment charges.

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

The following tables present a reconciliation of Non-GAAP Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measures. For a reconciliation of income (loss) from operations to Non-GAAP Operating Profit, see “Income (Loss) from Operations, Segment Operating Profit, and Non-GAAP Operating Profit” in the year-over-year comparison under "Results of Operations" above.

Net loss reconciliation to Non-GAAP Net Income (Loss)

	Three Months Ended March 31,
(In millions)	2022	2023
Net loss	$(38.5)	$(612.0)
Share-based compensation expense	17.0	15.2
Special bonuses and other compensation expense (a)	3.4	2.2
Transaction-related adjustments, net (b)	5.3	1.3
Restructuring and transformation expenses (c)	23.3	25.6
Hosted Exchange incident expenses	—	3.2
Impairment of goodwill	—	543.1
Net (gain) loss on divestiture and investments (d)	0.1	(0.1)
Gain on debt extinguishment (e)	—	(12.8)
Other (income) expense, net (f)	3.6	(2.1)
Amortization of intangible assets (g)	42.2	40.9
Tax effect of non-GAAP adjustments (h)	(10.5)	(9.2)
Non-GAAP Net Income (Loss)	$45.9	$(4.7)

Net loss reconciliation to Adjusted EBITDA

	Three Months Ended March 31,
(In millions)	2022	2023
Net loss	$(38.5)	$(612.0)
Share-based compensation expense	17.0	15.2
Special bonuses and other compensation expense (a)	3.4	2.2
Transaction-related adjustments, net (b)	5.3	1.3
Restructuring and transformation expenses (c)	23.3	25.6
Hosted Exchange incident expenses	—	3.2
Impairment of goodwill	—	543.1
Net (gain) loss on divestiture and investments (d)	0.1	(0.1)
Gain on debt extinguishment (e)	—	(12.8)
Other (income) expense, net (f)	3.6	(2.1)
Interest expense	50.1	56.9
Provision (benefit) for income taxes	5.6	(10.9)
Depreciation and amortization (i)	101.4	93.6
Adjusted EBITDA	$171.3	$103.2

(a)
Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.

(b)
Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time costs related to being a newly public company as a result of the IPO in August 2020, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.

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

(d)	Includes gains and losses on investment and from dispositions.
(e)	Includes gains related to repurchases of 5.375% Senior Notes.
(f)	Primarily consists of foreign currency gains and losses.
(g)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(h)
We utilize an estimated structural long-term non-GAAP tax rate in order to provide consistency across reporting periods, removing the effect of non-recurring tax adjustments, which include but are not limited to tax rate changes, U.S. tax reform, share-based compensation, audit conclusions and changes to valuation allowances. When computing this long-term rate for the 2022 and 2023 interim periods, we based it on an average of the 2021 and estimated 2022 tax rates and 2022 and estimated 2023 tax rates, respectively, recomputed to remove the tax effect of non-GAAP pre-tax adjustments and non-recurring tax adjustments, resulting in a structural non-GAAP tax rate of 26% for both periods. The non-GAAP tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate our long-term non-GAAP tax rate as appropriate. We believe that making these adjustments facilitates a better evaluation of our current operating performance and comparisons to prior periods.

(i)	Excludes accelerated depreciation expense related to facility closures.

Non-GAAP Earnings (Loss) Per Share

We define Non-GAAP Earnings (Loss) Per Share as Non-GAAP Net Income (Loss) divided by our GAAP weighted average number of shares outstanding for the period on a diluted basis and further adjusted for the weighted average number of shares associated with securities which are anti-dilutive to GAAP loss per share but dilutive to Non-GAAP Earnings (Loss) Per Share. Management uses Non-GAAP Earnings (Loss) Per Share to evaluate the performance of our business on a comparable basis from period to period, including by adjusting for the impact of the issuance of shares that would be dilutive to Non-GAAP Earnings (Loss) Per Share. The following table reconciles Non-GAAP Earnings (Loss) Per Share to our GAAP net loss per share on a diluted basis:

	Three Months Ended March 31,
(In millions, except per share amounts)	2022	2023
Net loss attributable to common stockholders	$(38.5)	$(612.0)
Non-GAAP Net Income (Loss)	$45.9	$(4.7)

Weighted average number of shares - Diluted	211.4	213.2
Effect of dilutive securities (a)	1.0	1.1
Non-GAAP weighted average number of shares - Diluted	212.4	214.3

Net loss per share - Diluted	$(0.18)	$(2.87)
Per share impacts of adjustments to net loss (b)	0.40	2.85
Per share impacts of shares dilutive after adjustments to net loss (a)	0.00	0.00
Non-GAAP Earnings (Loss) Per Share	$0.22	$(0.02)

(a)
Reflects impact of awards that would have been anti-dilutive to net loss per share, and therefore not included in the calculation, but would be dilutive to Non-GAAP Earnings (Loss) Per Share and are therefore included in the share count for purposes of this non-GAAP measure. Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock units (including performance-based restricted stock units) or purchases under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Certain of our potential common share equivalents are contingent on Apollo achieving pre-established performance targets based on a multiple of their invested capital ("MOIC"), which are included in the denominator for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

(b)	Reflects the aggregate adjustments made to reconcile Non-GAAP Net Income (Loss) to our net loss, as noted in the above table, divided by the GAAP diluted number of shares outstanding for the relevant period.

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the Revolving Credit Facility. As of March 31, 2023, the Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn as of March 31, 2023. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Facilities, the 5.375% Senior Notes and the 3.50% Senior Secured Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

On March 3, 2022, our board of directors authorized a program to repurchase up to $75 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws. During the three months ended March 31, 2022, we repurchased $4 million, or 0.4 million shares, of our common stock on the open market under this program. No shares were repurchased during the three months ended March 31, 2023. As of March 31, 2023, approximately $44 million of the amount authorized by the board under the current program remained available for additional purchases.

At March 31, 2023, we held $174 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $102 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $61 million outstanding with respect to these arrangements as of March 31, 2023. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $535 million outstanding with respect to operating and finance lease agreements as of March 31, 2023. We may choose to utilize such leasing arrangements in future periods.

As of March 31, 2023, we had $3,331 million aggregate principal amount outstanding under our Term Loan Facility, 5.375% Senior Notes, and 3.50% Senior Secured Notes, with $375 million of borrowing capacity available under the Revolving Credit Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for LIBOR loans and at the end of every calendar quarter for base rate loans. As of March 31, 2023, the interest rate on the Term Loan Facility was 7.60%. We are required to make quarterly amortization payments of $5.8 million, which began on June 30, 2021. The Revolving Credit Facility includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This fee is subject to one step-down based on the net first lien leverage ratio. The Senior Facilities require us to make certain mandatory prepayments under certain conditions defined in the credit agreement.

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

As of March 31, 2023, $2,254 million aggregate principal amount of the Term Loan Facility remained outstanding. See Item 1 of Part I, Financial Statements - Note 6, "Debt," for more information regarding our Senior Facilities.

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

As of March 31, 2023, $550 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

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

During the three months ended March 31, 2023, we repurchased and surrendered for cancellation $23 million aggregate principal amount of 5.375% Senior Notes for $10 million, including accrued interest of $0.3 million and excluding related fees and expenses.

As of March 31, 2023, $527 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

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

As of March 31, 2023, we were in compliance with all covenants under the Senior Facilities and the Indentures.

Capital Expenditures

The following table sets forth a summary of our capital expenditures for the periods indicated:

	Three Months Ended March 31,
(In millions)	2022	2023
Customer gear	$16.7	$62.6
Data center build outs	1.0	0.6
Office build outs	—	1.1
Capitalized software and other projects	13.2	7.2
Total capital expenditures	$30.9	$71.5

Capital expenditures were $72 million in the three months ended March 31, 2023, compared to $31 million in the three months ended March 31, 2022, an increase of $41 million. The increase in capital expenditures was driven by purchases of customer gear originally intended to support a specific new customer. This new customer did not materialize as expected; however, the gear is fungible and will be redeployed to support other business requirements.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Three Months Ended March 31,
(In millions)	2022	2023
Cash provided by (used in) operating activities	$64.5	$(1.9)
Cash used in investing activities	$(25.9)	$(11.7)
Cash used in financing activities	$(40.8)	$(41.3)

Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities results primarily from cash received from customers, offset by cash payments made for employee and consultant compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), data center costs, license costs, third-party infrastructure costs, marketing programs, interest, taxes, and other general corporate expenditures.

Net cash used in operating activities was $2 million in the three months ended March 31, 2023 compared to cash provided by operating activities of $65 million in the three months ended March 31, 2022. The reduction in operating cash was primarily driven by a $94 million increase in operating expense payments, largely for third-party infrastructure costs, and a $10 million increase in interest payments on debt. Partially offsetting the cash used in operating activities was a $48 million increase in cash collections, primarily as a result of increased focus on collection efforts with customers, and to a lesser extent, timing of collections.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities decreased $14 million, or 55%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was driven by a $7 million reduction in cash purchases of property, equipment, and software year-over-year. In addition, we made an $8 million cash payment in connection with the acquisition of Just Analytics Pte. Ltd. during the three months ended March 31, 2022.

Cash Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities increased $1 million, or 1%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change was primarily driven by a $10 million increase in payments related to long-term debt between periods as the current period includes $10 million of 5.375% Senior Note repurchases, while the prior period only includes quarterly principal payments on our Term Loan Facility. The remaining variance includes a $3 million increase in finance lease principal payments between periods. These drivers were partially offset by $4 million in common stock share repurchases during the three months ended March 31, 2022 as part of the program authorized in March 2022 and an $8 million reduction in principal payments of financing obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our Annual Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates." For a description of recent accounting pronouncements, see Item 1 of Part I, Financial Statements - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Our indefinite-lived intangible assets consists of our Rackspace trade name, which was recorded at fair value on our balance sheet at the date of the Rackspace Acquisition.

Application of the goodwill and other indefinite-lived intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. We test goodwill and our indefinite-lived intangible asset, the Rackspace trade name, for impairment on an annual basis as of October 1st or more frequently if events or circumstances indicate a potential impairment. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition. Potential impairment indicators may also include, but are not limited to, (i) the results of our most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, if any, (iv) a reorganization resulting in a change to our operating segments, and (v) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital, volatility in the equity and debt markets, or fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations.

Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Assets and liabilities are assigned to each of our reporting units if they are employed by a reporting unit and are considered in the determination of the reporting unit fair value. Certain assets and liabilities are shared by multiple reporting units, and thus, are allocated to each reporting unit based on the relative size of a reporting unit, primarily based on revenue. We have two reporting units with goodwill: Public Cloud and Private Cloud. Goodwill allocated to our third reporting unit, OpenStack Public Cloud, was fully impaired during the fourth quarter of 2021.

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

For the quantitative goodwill impairment analysis, we utilize the income approach to determine the fair value of our reporting units. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows. The discounted cash flow models reflect our assumptions regarding revenue growth rates, projected gross profit margins, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of our reporting units. The terminal period growth rate is selected based on economic conditions and consideration of growth rates used in the forecast period and historical performance of the reporting unit.

Due to the change in our segment reporting as a result of the business reorganization as of January 1, 2023, we completed a quantitative goodwill impairment analysis both prior and subsequent to the aforementioned change. The results of the quantitative goodwill impairment analysis performed as of December 31, 2022 prior to the change indicated an impairment within our former Apps & Cross Platform reporting unit, and we recorded a non-cash impairment charge of $129 million in the fourth quarter of 2022 as described in our Annual Report. We reassigned goodwill to the updated reporting units using a relative fair value approach. The results of the quantitative goodwill impairment analysis performed as of January 1, 2023 subsequent to the change indicated an impairment within our Private Cloud reporting unit, and we recorded a non-cash impairment charge of $271 million in the first quarter of 2023.

For the quantitative goodwill impairment analysis performed as of January 1, 2023, we utilized a range of our weighted-average cost of capital of 10.5% to 12% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of January 1, 2023. As a result, we determined that the carrying amount of our Private Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $271 million, which is included in "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2023. The impairment primarily resulted from reduced growth rates as compared to the former Multicloud Services reporting unit and the reallocation of certain costs between the three reporting units to reflect the going-forward operating model following the business reorganization. The Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 20% and therefore no impairment was recognized.

We performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting units by utilizing changes in assumptions that reflect reasonably likely future changes in the discount rate used in the weighted-average cost of capital calculation and the terminal growth rate. Assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in decreases in fair value of our Private Cloud and Public Cloud reporting units of approximately $175 million and $67 million, respectively.

During the first quarter of 2023, we experienced a sustained decline in our stock price resulting in our market capitalization being less than the carrying value of our combined reporting units. As of March 31, 2023, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance for the first three months of the year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of March 31, 2023. The results of this quantitative goodwill impairment analysis indicated an impairment within our Private Cloud reporting unit, and we recorded an additional non-cash impairment charge of $272 million in the first quarter of 2023.

For the quantitative goodwill impairment analysis performed as of March 31, 2023, we utilized a range of our weighted-average cost of capital of 10.0% to 11.5% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of March 31, 2023. As a result, we determined that the carrying amount of our Private Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $272 million, which is included in "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2023. The impairment was driven by the company’s most recent cash flow projections as revised in the first quarter of 2023 which reflected current market conditions and current trends in business performance, including slower than anticipated actualization of bookings. The Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 14% and therefore no impairment was recognized.

We performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting units by utilizing changes in assumptions that reflect reasonably likely future changes in the discount rate used in the weighted-average cost of capital calculation and the terminal growth rate. Assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in decreases in fair value of our Private Cloud and Public Cloud reporting units of approximately $80 million and $65 million, respectively.

As of both January 1, 2023 and March 31, 2023, due to the factors discussed above, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method. Significant estimates and assumptions included in the relief from royalty method are expectations of revenue growth rates, and selection of royalty rate and discount rate. We utilized a royalty rate of 0.5% and a discount rate of 11%. We completed the quantitative assessments of our indefinite-lived intangible asset prior to testing our goodwill for impairment as of January 1, 2023 and March 31, 2023 which did not indicate any impairment of the Rackspace trade name.

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

Long-Lived Assets

We also performed recoverability tests of our long-lived assets in conjunction with the goodwill impairment analyses as of January 1, 2023 and March 31, 2023 which did not result in any impairment charges.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities, which includes our $375 million Revolving Credit Facility and $2,254 million outstanding under the Term Loan Facility. As of March 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $2,254 million outstanding under the Term Loan Facility. As of March 31, 2023, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities.

Our Term Loan Facility bears interest at an annual rate equal to an applicable margin plus three-month LIBOR, subject to a 0.75% floor. We have entered into interest rate swap agreements indexed to three-month LIBOR in order to manage our risk from fluctuations in three-month LIBOR above the 0.75% floor. During 2022, three of these swap agreements matured. The fixed rate for the remaining swap agreement is presented in the table below. As of March 31, 2023, the interest rate on the Term Loan Facility was 7.60%, equal to an applicable margin of 2.75% plus three-month LIBOR for the interest period of 4.85%.

The key terms of the swap outstanding as of March 31, 2023 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
February 2021	February 9, 2021	$1,350.0	2.3820%	February 9, 2026

See Item 1 of Part I, Financial Statements - Note 11, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See “Constant Currency Revenue.” While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the three months ended March 31, 2023, we recognized foreign currency transaction gains of $2 million within “Other income (expense), net” in our Consolidated Statements of Comprehensive Income (Loss). As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. In the three months ended March 31, 2023, we expensed approximately $10 million for utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2023, we did not repurchase any of our common stock.

On March 3, 2022, our board of directors authorized a program to repurchase up to $75.0 million of shares of our common stock. The authorization was effective immediately, expires on September 30, 2023 and can be discontinued at any time. Under the program, shares may be repurchased from time to time through open-market transactions (including pre-set trading plans), privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws. As of March 31, 2023, $44.0 million remains available to be purchased under this program.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit Number	Exhibit Description
10.1*†	Form of Cash-Settled Performance Unit Agreement between Rackspace Technology, Inc. and certain of its executive officers under the 2020 Equity Incentive Plan
10.2†
Transition Agreement and Release of Claims, between Rackspace Technology, Inc. and Holly Windham, effective January 16, 2023 (incorporated by reference from Exhibit 10.29 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2022)

10.3†
Second Amendment to Employment Agreement between Rackspace US, Inc. and Naushaza Molu, dated March 13, 2023 (incorporated by reference from Exhibit 10.35 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2022)

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

RACKSPACE TECHNOLOGY, INC.

Date:	May 10, 2023	By:	/s/ Bobby Molu
Bobby Molu
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)