Form 10-Q
period 2023-06-30
Rackspace Technology, Inc.
filed 2023-08-09
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

On August 3, 2023, 215,891,394 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this "Quarterly Report") contains certain information that may constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management's plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the generality of the preceding sentence, any time we use the words "expects," "intends," "will," "anticipates," "believes," "confident," "continue," "propose," "seeks," "could," "may," "should," "estimates," "forecasts," "might," "goals," "objectives," "targets," "planned," "projects," and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, and the risks and uncertainties disclosed or referenced under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

"Rackspace," "Rackspace Technology," "Fanatical," "Fanatical Experience," "Rackspace Fabric," "Rackspace Data Freedom," "Rackspace Services for VMware CloudTM" and "My Rackspace" are registered or unregistered trademarks of Rackspace US, Inc. in the United States and/or other countries. OpenStack® is a registered trademark of OpenStack, LLC and OpenStack Foundation in the United States. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names and service marks. Other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective holders. We do not intend our use or display of other companies' trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2022	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$228.4	$159.9
Accounts receivable, net of allowance for credit losses and accrued customer credits of $24.6 and $22.9, respectively	622.2	543.8
Prepaid expenses	97.3	90.0
Other current assets	125.3	119.8
Total current assets	1,073.2	913.5

Property, equipment and software, net	628.3	641.4
Goodwill, net	2,155.1	1,617.5
Intangible assets, net	1,236.0	1,155.0
Operating right-of-use assets	138.0	137.8
Other non-current assets	226.1	199.3
Total assets	$5,456.7	$4,664.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$447.3	$397.0
Accrued compensation and benefits	95.3	72.4
Deferred revenue	80.9	73.5
Debt	23.0	23.0
Accrued interest	36.3	22.0
Operating lease liabilities	60.0	67.5
Finance lease liabilities	61.7	67.1
Financing obligations	16.7	17.8
Other current liabilities	35.3	36.0
Total current liabilities	856.5	776.3

Non-current liabilities:
Debt	3,295.4	3,174.4
Operating lease liabilities	84.8	88.6
Finance lease liabilities	310.5	332.7
Financing obligations	47.6	47.9
Deferred income taxes	126.7	113.0
Other non-current liabilities	105.7	99.7
Total liabilities	4,827.2	4,632.6

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 215.7 and 218.8 shares issued; 212.6 and 215.7 shares outstanding, respectively	2.2	2.2
Additional paid-in capital	2,573.3	2,607.4
Accumulated other comprehensive income	71.4	78.9
Accumulated deficit	(1,986.4)	(2,625.6)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' equity	629.5	31.9
Total liabilities and stockholders' equity	$5,456.7	$4,664.5

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2023	2022	2023
Revenue	$772.2	$746.3	$1,547.7	$1,505.0
Cost of revenue	(548.2)	(593.2)	(1,097.7)	(1,182.3)
Gross profit	224.0	153.1	450.0	322.7
Selling, general and administrative expenses	(220.0)	(216.9)	(425.1)	(424.4)
Impairment of goodwill	—	—	—	(543.1)
Income (loss) from operations	4.0	(63.8)	24.9	(644.8)
Other income (expense):
Interest expense	(50.5)	(57.3)	(100.6)	(114.2)
Gain (loss) on investments, net	(0.2)	0.1	(0.3)	0.2
Gain on debt extinguishment	—	94.9	—	107.7
Other income (expense), net	(5.9)	0.2	(9.5)	2.3
Total other income (expense)	(56.6)	37.9	(110.4)	(4.0)
Loss before income taxes	(52.6)	(25.9)	(85.5)	(648.8)
Benefit (provision) for income taxes	12.0	(1.3)	6.4	9.6
Net loss	$(40.6)	$(27.2)	$(79.1)	$(639.2)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(18.2)	$2.8	$(22.8)	$6.2
Unrealized gain on derivative contracts	11.0	19.3	53.3	13.7
Amount reclassified from accumulated other comprehensive income (loss) to earnings	3.4	(6.8)	7.7	(12.4)
Other comprehensive income (loss)	(3.8)	15.3	38.2	7.5
Comprehensive loss	$(44.4)	$(11.9)	$(40.9)	$(631.7)

Net loss per share:
Basic and diluted	$(0.19)	$(0.13)	$(0.38)	$(2.98)
Weighted average number of shares outstanding:
Basic and diluted	209.5	215.1	210.5	214.2

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2023
Cash Flows From Operating Activities
Net loss	$(79.1)	$(639.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	199.8	192.4
Amortization of operating right-of-use assets	28.6	42.5
Deferred income taxes	(20.0)	(17.0)
Share-based compensation expense	40.1	34.7
Impairment of goodwill	—	543.1
Gain on debt extinguishment	—	(107.7)
Unrealized loss on derivative contracts	9.2	7.7
(Gain) loss on investments, net	0.3	(0.2)
Provision for bad debts and accrued customer credits	3.5	5.0
Amortization of debt issuance costs and debt discount	4.0	4.0
Other operating activities	(0.5)	—
Changes in operating assets and liabilities:
Accounts receivable	(34.3)	74.7
Prepaid expenses and other current assets	12.5	23.5
Accounts payable, accrued expenses, and other current liabilities	1.3	(101.2)
Deferred revenue	3.6	(9.2)
Operating lease liabilities	(32.1)	(30.8)
Other non-current assets and liabilities	11.6	13.6
Net cash provided by operating activities	148.5	35.9
Cash Flows From Investing Activities
Purchases of property, equipment and software	(46.4)	(35.5)
Acquisitions, net of cash acquired	(7.7)	—
Other investing activities	3.5	0.6
Net cash used in investing activities	(50.6)	(34.9)
Cash Flows From Financing Activities
Proceeds from employee stock plans	2.7	0.8
Shares of common stock repurchased	(31.0)	—
Proceeds from borrowings under long-term debt arrangements	—	50.0
Payments on long-term debt	(11.5)	(67.0)
Payments on financing component of interest rate swap	(8.5)	(8.6)
Principal payments of finance lease liabilities	(32.3)	(39.1)
Principal payments of financing obligations	(22.9)	(6.9)
Other financing activities	(0.9)	—
Net cash used in financing activities	(104.4)	(70.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5.1)	1.4
Decrease in cash, cash equivalents, and restricted cash	(11.6)	(68.4)
Cash, cash equivalents, and restricted cash at beginning of period	275.4	231.4
Cash, cash equivalents, and restricted cash at end of period	$263.8	$163.0

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$84.6	$113.6
Cash payments for income taxes, net of refunds	$9.9	$5.6

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$9.3	$63.2
Acquisition of property, equipment and software by financing obligations	7.1	8.5
Increase in property, equipment and software accrued in liabilities	5.3	9.0
Non-cash purchases of property, equipment and software	$21.7	$80.7

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
(In millions)	2022	2023
Cash and cash equivalents	$261.3	$159.9
Restricted cash included in other non-current assets	2.5	3.1
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$263.8	$163.0

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2022	212.8	$2.1	$2,517.5	$48.9	$(1,220.1)	0.4	$(4.1)	$1,344.3
Exercise of stock options and release of stock awards	0.4	—	0.2	—	—	—	—	0.2
Issuance of shares from Employee Stock Purchase Plan	0.3	—	2.1	—	—	—	—	2.1
Share-based compensation expense	—	—	23.1	—	—	—	—	23.1
Net loss	—	—	—	—	(40.6)	—	—	(40.6)
Other comprehensive loss	—	—	—	(3.8)	—	—	—	(3.8)
Repurchase of common stock	—	—	—	—	—	2.7	(26.9)	(26.9)
Balance at June 30, 2022	213.5	$2.1	$2,542.9	$45.1	$(1,260.7)	3.1	$(31.0)	$1,298.4

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	211.2	$2.1	$2,500.0	$6.9	$(1,181.6)	—	$—	$1,327.4
Exercise of stock options and release of stock awards	2.0	—	0.7	—	—	—	—	0.7
Issuance of shares from Employee Stock Purchase Plan	0.3	—	2.1	—	—	—	—	2.1
Share-based compensation expense	—	—	40.1	—	—	—	—	40.1
Net loss	—	—	—	—	(79.1)	—	—	(79.1)
Other comprehensive income	—	—	—	38.2	—	—	—	38.2
Repurchase of common stock	—	—	—	—	—	3.1	(31.0)	(31.0)
Balance at June 30, 2022	213.5	$2.1	$2,542.9	$45.1	$(1,260.7)	3.1	$(31.0)	$1,298.4

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2023	218.1	$2.2	$2,588.0	$63.6	$(2,598.4)	3.1	$(31.0)	$24.4
Exercise of stock options and release of stock awards	0.3	—	—	—	—	—	—	—
Issuance of shares from Employee Stock Purchase Plan	0.4	—	0.8	—	—	—	—	0.8
Share-based compensation expense for equity classified awards	—	—	18.6	—	—	—	—	18.6
Net loss	—	—	—	—	(27.2)	—	—	(27.2)
Other comprehensive income	—	—	—	15.3	—	—	—	15.3
Balance at June 30, 2023	218.8	$2.2	$2,607.4	$78.9	$(2,625.6)	3.1	$(31.0)	$31.9

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	215.7	$2.2	$2,573.3	$71.4	$(1,986.4)	3.1	$(31.0)	$629.5
Exercise of stock options and release of stock awards	2.7	—	—	—	—	—	—	—
Issuance of shares from Employee Stock Purchase Plan	0.4	—	0.8	—	—	—	—	0.8
Share-based compensation expense for equity classified awards	—	—	33.3	—	—	—	—	33.3
Net loss	—	—	—	—	(639.2)	—	—	(639.2)
Other comprehensive income	—	—	—	7.5	—	—	—	7.5
Balance at June 30, 2023	218.8	$2.2	$2,607.4	$78.9	$(2,625.6)	3.1	$(31.0)	$31.9

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The unaudited condensed consolidated financial statements include the accounts of Rackspace Technology, Inc. and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2022 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the Securities and Exchange Commission ("SEC") disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 16, 2023 ("Annual Report"). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2023, our results of operations and stockholders' equity for the three and six months ended June 30, 2022 and 2023, and our cash flows for the six months ended June 30, 2022 and 2023.

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023, or for any other interim period, or for any other future year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses, useful lives of property, equipment and software, software capitalization, incremental borrowing rates for lease liability measurement, fair values of intangible assets and reporting units, useful lives of intangible assets, share-based compensation, contingencies, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from our estimates.

Liquidity Overview

We are a highly leveraged company. As of June 30, 2023, we had $3,183.5 million aggregate principal amount outstanding under the first lien term loan facility (the "Term Loan Facility"), 5.375% Senior Notes due 2028 (the "5.375% Senior Notes"), and 3.50% Senior Secured Notes due 2028 (the "3.50% Senior Secured Notes"). We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under a revolving credit facility (the "Revolving Credit Facility"). As of June 30, 2023, the Revolving Credit Facility provided for up to $375.0 million of borrowings, $50.0 million of which was drawn as of June 30, 2023. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash and cash equivalents of $159.9 million as of June 30, 2023, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.

Significant Accounting Policies and Estimates

Our Annual Report includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the six months ended June 30, 2023.

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

On January 1, 2023, as a result of the reorganization of our business around a two-business unit operating model, we changed our reportable segments to Private Cloud and Public Cloud. Our prior Multicloud Services segment has been separated into its public and private cloud components and the offerings previously reported in our Apps & Cross Platform segment have been reassigned to either the Public Cloud or Private Cloud segment based on the nature of the offering. Our prior OpenStack Public Cloud segment is included in Private Cloud. As a result of the segment change, we allocated the goodwill of our former Multicloud Services and Apps & Cross Platform reporting units to the Public Cloud and Private Cloud reporting units based on their relative fair value. OpenStack Public Cloud remains a separate reporting unit for goodwill purposes. Due to the change in our segment reporting and the allocation of goodwill, we completed a quantitative goodwill impairment analysis both prior and subsequent to the aforementioned change. The results of the quantitative goodwill impairment analysis performed as of December 31, 2022 prior to the change indicated an impairment within our former Apps & Cross Platform reporting unit, and we recorded a non-cash impairment charge of $129.3 million in the fourth quarter of 2022 as described in our Annual Report. We reassigned goodwill to the updated reporting units using a relative fair value approach. The results of the quantitative goodwill impairment analysis performed as of January 1, 2023 subsequent to the reorganization indicated an impairment within our Private Cloud reporting unit, and we recorded a non-cash impairment charge of $270.8 million in the first quarter of 2023.

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

For the interim quantitative goodwill impairment analyses performed as of January 1, 2023 and March 31, 2023, we compare the fair values of each of our reporting units to their respective carrying amounts. The fair values of each of our reporting units were derived using the income approach, specifically the discounted cash flow method. The discounted cash flow models reflect our assumptions regarding revenue growth rates, projected gross profit margins, risk-adjusted discount rates, terminal period growth rates, economic and market trends and other expectations about the anticipated operating results of our reporting units. As part of the goodwill impairment test, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units, including OpenStack Public Cloud. Goodwill impairment is measured as the excess of a reporting unit's carrying amount over its fair value, not to exceed the carrying amount of goodwill for that reporting unit.

The results of our quantitative goodwill impairment analyses as of January 1, 2023 and March 31, 2023 indicated an impairment of goodwill within our Private Cloud reporting unit, and we recorded non-cash impairment charges of $270.8 million and $272.3 million, respectively, within "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss in the first quarter of 2023. As of March 31, 2023, the Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 14%.

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

Long-lived assets, including operating and finance lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured at the asset group level. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized in the amount that an asset group's carrying amount exceeds its fair value.

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

As of June 30, 2023, we determined that there were no indicators of impairment that more likely than not reduced the fair value of our reporting units or our indefinite-lived intangible asset to less than their respective carrying values.

Recent Accounting Pronouncements

Reference Rate Reform

The United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. U.S. dollar LIBOR may be replaced by the Secured Overnight Financing Rate ("SOFR") or other benchmark rates over the next several years. In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (ASC 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting containing practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (ASC 848) - Deferral of the Sunset Date of Topic 848, which extended the date to apply the practical expedients outlined in ASU No. 2020-04 from December 31, 2022 to December 31, 2024. The guidance in these ASUs is optional and may be applied from March 12, 2020 through December 31, 2024 as reference rate reform activities occur.

During the three months ended June 30, 2023, we elected to apply certain practical expedients in connection with the execution of amendments to our affected contracts that referenced LIBOR. On April 26, 2023, we executed an amendment to our First Lien Credit Agreement, which governs our Senior Facilities borrowings, to establish Term SOFR as the benchmark rate for determining the applicable interest rate, replacing LIBOR. In addition, effective May 9, 2023, we amended our interest rate swap agreement to change the index from three-month LIBOR to one-month Term SOFR. See Note 6, "Debt" and Note 11, "Derivatives" for more information. We continue to evaluate the impact of the guidance and may apply other elections prior to December 31, 2024, as applicable, as additional changes in the market occur.

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Condensed Consolidated Balance Sheets Account	December 31, 2022	June 30, 2023
Accounts receivable, net	Accounts receivable, net (1)	$622.2	$543.8
Current portion of contract assets	Other current assets	$16.0	$11.5
Non-current portion of contract assets	Other non-current assets	$10.4	$11.0
Current portion of deferred revenue	Deferred revenue	$80.9	$73.5
Non-current portion of deferred revenue	Other non-current liabilities	$8.6	$7.1
(1)    Allowance for credit losses and accrued customer credits was $24.6 million and $22.9 million as of December 31, 2022 and June 30, 2023, respectively.

We identified an immaterial correction in the disclosure of the amount previously reported as recognized in revenue for the three and six months ended June 30, 2022, which were included in deferred revenue as of the beginning of the period and have updated these amounts to $20.4 million and $66.6 million, respectively. Amounts recognized in revenue for the three and six months ended June 30, 2023, which were included in deferred revenue as of the beginning of the period totaled $44.5 million and $55.1 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2022 and June 30, 2023, the balances of capitalized costs to obtain a contract were $55.8 million and $47.1 million, respectively, and the balances of capitalized costs to fulfill a contract were $17.7 million and $15.7 million, respectively. These capitalized costs are included in "Other non-current assets" on the Condensed Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023
Amortization of capitalized sales commissions	$11.0	$9.8	$22.3	$20.1
Amortization of capitalized implementation costs	$4.2	$3.4	$8.6	$7.0

Remaining Performance Obligations

As of June 30, 2023, the aggregate amount of transaction price allocated to remaining performance obligations was $513.4 million, of which approximately 42% is expected to be recognized as revenue during the remainder of 2023 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. The aggregate amount of transaction price excludes variable consideration related to our usage-based arrangements for which we recognize revenue based on the right to invoice for the services performed.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2023	2022	2023
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(40.6)	$(27.2)	$(79.1)	$(639.2)
Weighted average shares outstanding:
Common stock	209.5	215.1	210.5	214.2
Number of shares used in per share computations	209.5	215.1	210.5	214.2
Net loss per share	$(0.19)	$(0.13)	$(0.38)	$(2.98)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 24.1 million and 42.8 million potential common shares from the computation of dilutive loss per share for the three months ended June 30, 2022 and 2023, respectively, and 24.1 million and 42.8 million potential shares for the six months ended June 30, 2022 and 2023, respectively, because the effect would have been anti-dilutive.

4. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2022	June 30, 2023
Computers and equipment	$1,131.2	$1,170.7
Software	464.2	468.0
Furniture and fixtures	15.8	16.5
Buildings and leasehold improvements	402.2	410.8
Property, equipment and software, at cost	2,013.4	2,066.0
Less: Accumulated depreciation	(1,400.3)	(1,440.0)
Work in process	15.2	15.4
Property, equipment and software, net	$628.3	$641.4

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

(In millions)	Public Cloud	Private Cloud	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total Consolidated
Gross goodwill as of December 31, 2022	$—	$—	$2,656.6	$328.0	$52.4	$3,037.0
Less: Accumulated impairment charges	—	—	(700.2)	(129.3)	(52.4)	(881.9)
Goodwill, net as of December 31, 2022	—	—	1,956.4	198.7	—	2,155.1
Reallocation adjustment (1)	594.7	1,560.4	(1,956.4)	(198.7)	—	—
Impairment of goodwill	—	(543.1)	—	—	—	(543.1)
Foreign currency translation	2.5	3.0	—	—	—	5.5
Goodwill, net as of June 30, 2023	$597.2	$1,020.3	$—	$—	$—	$1,617.5

Gross goodwill as of June 30, 2023	$597.2	$1,563.4	$—	$—	$—	$2,160.6
Less: Accumulated impairment charges	—	(543.1)	—	—	—	(543.1)
Goodwill, net as of June 30, 2023	$597.2	$1,020.3	$—	$—	$—	$1,617.5
(1)     Represents the adjustment to reallocate goodwill of the former Multicloud Services and Apps & Cross Platform reportable segments to Public Cloud and Private Cloud reportable segments, using the relative fair value basis, as a result of the January 1, 2023 reorganization.

See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for discussion of the goodwill impairment charges recorded during the six months ended June 30, 2023.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2022			June 30, 2023
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,928.5	$(914.9)	$1,013.6	$1,931.4	$(995.3)	$936.1
Other	27.7	(22.3)	5.4	27.8	(25.9)	1.9
Total definite-lived intangible assets	1,956.2	(937.2)	1,019.0	1,959.2	(1,021.2)	938.0
Trade name (indefinite-lived)	217.0	—	217.0	217.0	—	217.0
Total intangible assets other than goodwill	$2,173.2	$(937.2)	$1,236.0	$2,176.2	$(1,021.2)	$1,155.0

6. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2022		June 30, 2023
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
Term Loan Facility	February 15, 2028	7.38%	$2,259.8	8.00%	$2,248.3
Revolving Credit Facility	August 7, 2025	—%	—	8.37%	50.0
3.50% Senior Secured Notes	February 15, 2028	3.50%	550.0	3.50%	550.0
5.375% Senior Notes	December 1, 2028	5.375%	550.0	5.375%	385.2
Less: unamortized debt issuance costs			(30.7)		(26.4)
Less: unamortized debt discount			(10.7)		(9.7)
Total debt			3,318.4		3,197.4
Less: current portion of debt			(23.0)		(23.0)
Debt, excluding current portion			$3,295.4		$3,174.4
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

As a result of the amendment, borrowings under the Senior Facilities bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) Term SOFR equal to the forward-looking term rate, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, for the interest period relevant to such borrowing, plus the credit spread adjustment recommended by the Alternative Reference Rates Committee, adjusted for certain additional costs, subject to a 0.75% floor, in the case of the Term Loan Facility, and a 1.00% floor, in the case of the Revolving Credit Facility, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Citibank, N.A. and (iii) adjusted Term SOFR for a one-month tenor plus 1.00%.

The credit spread adjustment is 0.11% for an interest period of one-month's duration, 0.26% for an interest period of three-months' duration, and 0.43% for an interest period of six-months' duration. The applicable margin for the Term Loan Facility is 2.75% for SOFR loans and 1.75% for base rate loans and the applicable margin for the Revolving Credit Facility is 3.00% for SOFR loans and 2.00% for base rate loans. Interest is due at the end of each interest period elected, not exceeding 90 days, for SOFR loans and at the end of every calendar quarter for base rate loans.

All other material terms and conditions of the First Lien Credit Agreement were unchanged.

In addition to paying interest on the outstanding principal under the Senior Facilities, the Revolving Credit Facility also includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This commitment fee is subject to one step-down based on the net first lien leverage ratio.

As of June 30, 2023, the interest rate on the Term Loan Facility was 8.00%. We are required to make quarterly principal payments of $5.8 million, which began on June 30, 2021. See Note 11, "Derivatives," for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

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

The fair value of the Term Loan Facility as of June 30, 2023 was $1,045.5 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

Rackspace Technology Global is the borrower under the Senior Facilities, and all obligations under the Senior Facilities are (i) guaranteed by Inception Parent, Inc., Rackspace Technology Global's immediate parent company, on a limited recourse basis and secured by the equity interests of Rackspace Technology Global held by Inception Parent, Inc. and (ii) guaranteed by Rackspace Technology Global's wholly-owned domestic restricted subsidiaries and secured by substantially all material owned assets of Rackspace Technology Global and the subsidiary guarantors, including the equity interests held by each, in each case subject to certain exceptions. The only financial covenant is with respect to the Revolving Credit Facility which limits the net first lien leverage ratio to a maximum of 5.00 to 1.00; however, this covenant is only applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25.0 million of undrawn letters of credit and cash collateralized letters of credit) is equal to or greater than 35% of the Revolving Credit Facility commitments at the end of a fiscal quarter. Other covenants include limitations on restricted payments, indebtedness, investments, liens, asset sales and transactions with affiliates.

As of June 30, 2023, we were in compliance with all covenants under the Senior Facilities.

The Revolving Credit Facility matures on August 7, 2025 and we borrowed $50.0 million during the three and six months ended June 30, 2023. As of June 30, 2023, we had total commitments of $375.0 million, $50.0 million of outstanding borrowings under the Revolving Credit Facility, and $3.5 million of letters of credit issued thereunder. As such, as of June 30, 2023, we had $325.0 million of available commitments remaining.

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

As of June 30, 2023, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of June 30, 2023 was $247.5 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

Rackspace Technology Global is the issuer of the 5.375% Senior Notes, and obligations under the 5.375% Senior Notes are guaranteed on a senior unsecured basis by all of Rackspace Technology Global's wholly-owned domestic restricted subsidiaries (as subsidiary guarantors) that guarantee the Senior Facilities. The 5.375% Senior Notes are effectively junior to the indebtedness under the Senior Facilities and the 3.50% Senior Secured Notes, to the extent of the collateral securing the Senior Facilities and the 3.50% Senior Secured Notes. The indenture governing the 5.375% Senior Notes (the "5.375% Notes Indenture") describes certain terms and conditions under which other current and future domestic subsidiaries are required to become guarantors of the 5.375% Senior Notes.

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

During the three and six months ended June 30, 2023, Rackspace Technology Global repurchased and surrendered for cancellation $142.1 million and $164.8 million principal amount of 5.375% Senior Notes for $46.8 million and $56.8 million, including accrued interest of $1.0 million and $1.3 million, respectively. In connection with these repurchases, we recorded a "Gain on debt extinguishment" of $94.9 million and $107.7 million, respectively, in our Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023, which includes $1.3 million and $1.6 million of unamortized debt issuance costs write-offs, respectively.

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

As of June 30, 2023, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of June 30, 2023 was $115.6 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

Subsequent to June 30, 2023 and through August 9, 2023, Rackspace Technology Global repurchased and surrendered for cancellation an additional $57.1 million aggregate principal amount of 5.375% Senior Notes for $20.3 million, including accrued interest of $0.3 million and excluding related fees and expenses.

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

Hosted Exchange Incident

We are named in several lawsuits in connection with the December 2022 ransomware incident which caused service disruptions on our Hosted Exchange email business. The pending lawsuits seek, among other things, equitable and compensatory relief. We are vigorously defending these matters. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. However, at this early stage in the proceedings, we are not able to determine the probability of the outcome of these matters or a range of reasonably expected losses, if any. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate. During the three and six months ended June 30, 2023, we recorded $1.7 million and $4.9 million, respectively, of expenses related to the Hosted Exchange incident, including costs to investigate and remediate, legal and other professional services, and supplemental staff resources that were deployed to provide support to customers.

8. Share Repurchase Program

On March 3, 2022, our board of directors authorized a program to repurchase up to $75.0 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws. The program expires on September 30, 2023 and can be discontinued at any time. During the three and six months ended June 30, 2022, we repurchased $26.9 million and $31.0 million, or 2.7 million and 3.1 million shares, respectively, of our common stock on the open market under this program. No shares were repurchased during the three and six months ended June 30, 2023. Shares purchased pursuant to the program are recorded as treasury stock at cost in the Condensed Consolidated Balance Sheets. As of June 30, 2023, approximately $44.0 million of the amount authorized by the board under the current program remained available for additional purchases.

9. Share-Based Compensation

On April 21, 2023, the Board of Directors approved an amendment to the Rackspace Technology, Inc. 2020 Equity Incentive Plan (the "2020 Incentive Plan") to increase the maximum number of shares of our common stock available for issuance under the 2020 Incentive Plan from 50.0 million shares to 57.9 million shares, subject to stockholder approval. The amendment was subsequently approved by our stockholders as part of the 2023 Annual Meeting of Stockholders held on June 16, 2023.

During the six months ended June 30, 2023, we granted 26.1 million restricted stock units ("RSUs") under the 2020 Incentive Plan with a weighted-average grant date fair value of $2.21. The majority of the RSUs were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service.

In addition, during the six months ended June 30, 2023, 2.8 million performance stock units ("PSUs") were granted under the 2020 Incentive Plan with a weighted-average grant date fair value of $1.90, and 5.5 million long-term incentive cash units ("LTIC units") were granted under the 2020 Incentive Plan with a weighted-average fair value as of June 30, 2023 of $1.24. Both the PSUs and LTIC units represent the target amount of grants, and the actual number of shares or units awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on Rackspace's Total Shareholder Return ("TSR") relative to the TSR of a comparator group of IT and Cloud Services Companies. The awards are eligible to vest in equal annual installments over three years based on the attainment of the market condition and the employee's continued service through the end of the applicable measurement period and were valued using a Monte Carlo simulation. As the company intends to settle the LTIC units in cash, they are classified as a liability within "Other current liabilities" and "Other non-current liabilities" in the Condensed Consolidated Balance Sheets.

Total share-based compensation expense is comprised of the following equity and liability classified award amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023
Equity classified awards	$23.1	$18.6	$40.1	$33.3
Liability classified awards	—	0.9	—	1.4
Total share-based compensation expense	$23.1	$19.5	$40.1	$34.7

Total share-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023
Cost of revenue	$3.4	$2.6	$6.2	$5.4
Selling, general and administrative expenses	19.7	16.9	33.9	29.3
Pre-tax share-based compensation expense	23.1	19.5	40.1	34.7
Less: Income tax benefit	(4.8)	(4.1)	(8.4)	(7.3)
Total share-based compensation expense, net of tax	$18.3	$15.4	$31.7	$27.4

As of June 30, 2023, there was $116.6 million of total unrecognized compensation cost related to stock options, RSUs, and PSUs, which will be recognized using the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

10. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three months ended June 30, 2023, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to executive compensation that is nondeductible under Internal Revenue Code ("IRC") Section 162(m), the net impact of the geographic distribution of our earnings, tax effects from nondeductible share-based compensation as well as changes in our valuation allowance. For the six months ended June 30, 2023, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with the goodwill impairment recorded in the first quarter of 2023, the majority of which was nondeductible for income tax purposes, executive compensation that is nondeductible under IRC Section 162(m), the net impact of the geographic distribution of our earnings, tax effects from nondeductible share-based compensation as well as changes in our valuation allowance. During the first quarter of 2023, we determined that certain deferred tax assets no longer meet the more likely than not recognition criteria. As such, we have provided a valuation allowance for these assets, which is incorporated into our annual effective tax rate. On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law. The IRA introduces a new corporate minimum tax of 15% on global adjusted financial statement income. We do not expect there will be a material impact to our consolidated financial statements from the IRA.

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

On January 9, 2020, we designated certain of our swaps as cash flow hedges. On the designation date, the cash flow hedges were in a $39.9 million liability position. The cash flow hedges were expected to be highly effective on the designation date and, on a quarterly basis, we performed retrospective and prospective regression assessments to determine whether the cash flow hedges continue to be highly effective. As long as the cash flow hedges are highly effective, changes in fair value are recorded to "Accumulated other comprehensive income" in the Condensed Consolidated Balance Sheets and reclassified to "Interest expense" in the period when the underlying transaction affects earnings. The income tax effects of cash flow hedges are released from "Accumulated other comprehensive income" in the period when the underlying transaction affects earnings. Any stranded income tax effects are released from "Accumulated other comprehensive income" into "Benefit (provision) for income taxes" under the portfolio approach.

During the year ended December 31, 2021, we completed a series of transactions to modify our interest rate swap positions as follows: (i) All the interest rate swaps outstanding as of December 31, 2020, with the exception of the agreement that matured on February 3, 2021, were de-designated as cash flow hedges on January 31, 2021, (ii) on February 12, 2021, we entered into a $900.0 million receive-fixed interest rate swap which was designed to offset the terms of two December 2016 swaps, and (iii) on February 12, 2021, we terminated all December 2018 swaps and entered into a $1.35 billion pay-fixed interest rate swap, effectively blending the liability position of our existing interest rate swap agreements into the new swap and extending the term of our hedged position to February 2026.

The amount remaining in "Accumulated other comprehensive income" for the de-designated December 2016 and December 2018 swaps at the de-designation date was approximately $51.6 million, and is amortized as an increase to "Interest expense" over the effective period of the original swap agreements.

The new receive-fixed interest rate swap qualifies as a hybrid instrument in accordance with ASC No. 815, Derivatives and Hedging, consisting of a loan and an embedded derivative for which the fair value option has been elected. This $900.0 million swap remained undesignated to economically offset the undesignated December 2016 swaps. This new swap and the December 2016 swaps matured on February 3, 2022. Cash settlements related to this receive-fixed interest rate swap offset and are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.

The new pay-fixed interest rate swap also qualifies as a hybrid instrument in accordance with ASC No. 815, Derivatives and Hedging, consisting of a loan and an embedded at-market derivative that was designated as a cash flow hedge. The loan is accounted for at amortized cost over the life of the swap while the embedded at-market derivative is accounted for at fair value. The $1.35 billion swap was originally indexed to three-month LIBOR and net settled on a quarterly basis with the counterparty for the difference between the fixed rate of 2.3820% and the variable rate based upon three-month LIBOR (subject to a floor of 0.75%) as applied to the notional amount of the swap. In connection with the transactions discussed above, no cash was exchanged between us and the counterparty. The liability of the terminated interest rate swaps as well as the inception value of the receive-fixed interest rate swap was blended into the new pay-fixed interest rate swap. The cash flows related to the portion treated as debt will be classified as financing activities in the Condensed Consolidated Statements of Cash Flows while the portion treated as an at-market derivative will be classified as operating activities.

As discussed in Note 6, "Debt", on April 26, 2023 we executed an amendment to our First Lien Credit Agreement, which governs borrowings under our Term Loan Facility. This amendment established Term SOFR as the benchmark rate for determining the applicable interest rate, replacing LIBOR. To continue to manage our exposure to interest rate risk associated with our Term Loan Facility, effective May 9, 2023, we amended our remaining swap agreement to change the index from three-month LIBOR (subject to a floor of 0.75%) to one-month Term SOFR (subject to a floor of 0.75%). The fixed rate also changed from 2.3820% to 2.34150% as a result of the swap agreement amendment. As described in Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies" we elected to apply certain practical expedients under GAAP to allow for this transition without any interruptions to hedge accounting treatment.

On a monthly basis, we net settle with the counterparty for the difference between the fixed rate of 2.34150% and the variable rate based upon the one-month Term SOFR (subject to a floor of 0.75%) as applied to the notional amount of the swap.

As of December 31, 2022 and June 30, 2023, the cash flow hedge was highly effective.

The key terms of interest rate swaps are presented below:

Effective Date	Fixed Rate Paid (Received)	December 31, 2022		June 30, 2023
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2016:
February 3, 2017	1.9040%	$—	Matured	$—	Matured	February 3, 2022
February 3, 2017	1.9040%	—	Matured	—	Matured	February 3, 2022

Entered into December 2018:
February 3, 2019	2.7490%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2020	2.7350%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2021	2.7360%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2022	2.7800%	—	Terminated	—	Terminated	November 3, 2023

Entered into February 2021:
February 3, 2021	(1.9040)%	—	Matured	—	Matured	February 3, 2022
February 9, 2021	2.34150% (1)	1,350.0	Active	1,350.0	Active	February 9, 2026
Total		$1,350.0		$1,350.0
(1)     Fixed rate paid prior to the May 9, 2023 amendment was 2.3820%.

Our interest rate swap agreements, excluding the portion treated as debt, are recognized at fair value in the Condensed Consolidated Balance Sheets and are valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.

Fair Values of Derivatives on the Condensed Consolidated Balance Sheets

The fair values of our derivatives and their location on the Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2023 were as follows:

		December 31, 2022		June 30, 2023
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$44.3	$—	$54.0	$—
Interest rate swaps	Other non-current assets	80.5	—	63.5	—
Interest rate swaps	Other current liabilities (1)	—	17.3	—	17.4
Interest rate swaps	Other non-current liabilities (1)	—	39.1	—	29.0
Total		$124.8	$56.4	$117.5	$46.4
(1)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2022			June 30, 2023
(In millions)	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$124.8	$(56.4)	$68.4	$117.5	$(46.4)	$71.1

Liabilities
Interest rate swaps	$56.4	$(56.4)	$—	$46.4	$(46.4)	$—

Effect of Derivatives on the Condensed Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2022 and 2023 was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2022	2023	2022	2023
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$(4.6)	$(4.5)	$(9.2)	$(9.1)

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$—	$13.5	$(1.3)	$25.7

Interest expense was $50.5 million and $57.3 million for the three months ended June 30, 2022 and 2023, respectively, and $100.6 million and $114.2 million for the six months ended June 30, 2022 and 2023, respectively. As of June 30, 2023, the amount of cash flow hedge gain included within "Accumulated other comprehensive income" that is expected to be reclassified as a reduction to "Interest expense" over the next 12 months is approximately $50.5 million. See Note 12, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of June 30, 2023, our outstanding interest rate swap agreement was in a net asset position.

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at March 31, 2022	$12.6	$36.3	$48.9
Foreign currency translation adjustments, net of tax benefit of $1.5	(18.2)	—	(18.2)
Unrealized gain on derivative contracts, net of tax expense of $3.8	—	11.0	11.0
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.2(1)	—	3.4	3.4
Balance at June 30, 2022	$(5.6)	$50.7	$45.1
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

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at March 31, 2023	$(6.6)	$70.2	$63.6
Foreign currency translation adjustments, net of tax expense of $0.5	2.8	—	2.8
Unrealized gain on derivative contracts, net of tax expense of $6.6	—	19.3	19.3
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $2.2 (1)	—	(6.8)	(6.8)
Balance at June 30, 2023	$(3.8)	$82.7	$78.9
(1)    Includes a reduction to interest expense recognized of $13.5 million related to the cash flow hedge gain for the three months ended June 30, 2023, partially offset by an increase to interest expense for the amortization of off-market swap value and accumulated loss at hedge de-designation of $4.5 million.
`

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2022	$(10.0)	$81.4	$71.4
Foreign currency translation adjustments, net of tax expense of $0.9	6.2	—	6.2
Unrealized gain on derivative contracts, net of tax expense of $4.7	—	13.7	13.7
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $4.2 (1)	—	(12.4)	(12.4)
Balance at June 30, 2023	$(3.8)	$82.7	$78.9
(1)    Includes a reduction to interest expense recognized of $25.7 million related to the cash flow hedge gain for the six months ended June 30, 2023, partially offset by an increase to interest expense for the amortization of off-market swap value and accumulated loss at hedge de-designation of $9.1 million.

13. Related Party Transactions

Affiliates of ABRY Partners, LLC and ABRY Partners II, LLC (collectively, "ABRY"), are Term Loan Facility lenders under the First Lien Credit Agreement. As of June 30, 2023, the outstanding principal amount of the Term Loan Facility was $2,248.3 million, of which $58.7 million, or 2.6%, is due to ABRY affiliates. Investment funds affiliated with ABRY are also co-investors in Rackspace Technology.

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

Our prior Multicloud Services segment has been separated into its public and private cloud components and the offerings previously reported in our Apps & Cross Platform segment have been reassigned to either the Public Cloud or Private Cloud segment based on the nature of the offering.

Our segments are based upon a number of factors, including, the basis for our budgets and forecasts, organizational and management structure and the financial information regularly used by our Chief Operating Decision Maker to make key decisions and to assess performance. We assess financial performance of our segments on the basis of revenue and segment operating profit. Segment operating profit includes expenses directly attributable to running the respective segments' business. This excludes any corporate overhead expenses. We have centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources. Corporate function costs that are not allocated to the segments are included in the row labeled "Corporate functions" in the table below.

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of consolidated segment operating profit to consolidated loss before income taxes for the three and six months ended June 30, 2022 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023
Revenue by segment:
Public Cloud	$422.1	$434.9	$839.1	$879.5
Private Cloud	350.1	311.4	708.6	625.5
Total consolidated revenue	$772.2	$746.3	$1,547.7	$1,505.0

Segment operating profit:
Public Cloud	$29.9	$17.0	$64.4	$41.5
Private Cloud	132.7	86.8	269.5	179.7
Total consolidated segment operating profit	162.6	103.8	333.9	221.2
Corporate functions	(64.1)	(64.8)	(123.3)	(131.7)
Share-based compensation expense	(23.1)	(19.5)	(40.1)	(34.7)
Special bonuses and other compensation expense (1)	(2.4)	(4.2)	(5.8)	(6.4)
Transaction-related adjustments, net (2)	(1.9)	(1.2)	(7.2)	(2.5)
Restructuring and transformation expenses (3)	(24.9)	(23.1)	(48.2)	(48.7)
Hosted Exchange incident expenses	—	(1.7)	—	(4.9)
Amortization of intangible assets (4)	(42.2)	(41.0)	(84.4)	(81.9)
Impairment of goodwill	—	—	—	(543.1)
UK office closure (5)	—	(12.1)	—	(12.1)
Interest expense	(50.5)	(57.3)	(100.6)	(114.2)
Gain (loss) on investments, net	(0.2)	0.1	(0.3)	0.2
Gain on debt extinguishment	—	94.9	—	107.7
Other income (expense), net	(5.9)	0.2	(9.5)	2.3
Total consolidated loss before income taxes	$(52.6)	$(25.9)	$(85.5)	$(648.8)

(1)	Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(2)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(3)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. This amount also includes total charges of $1.0 million and $4.2 million for the three and six months ended June 30, 2022, respectively, related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

(4)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(5)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.

The table below presents depreciation expense included in segment operating profit above for the three and six months ended June 30, 2022 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023
Public Cloud	$2.1	$2.5	$4.3	$4.6
Private Cloud	42.6	44.9	88.5	88.8
Corporate functions	11.4	9.3	22.6	17.1
Total depreciation expense	$56.1	$56.7	$115.4	$110.5

Management does not use total assets by segment to evaluate segment performance or allocate resources. As such, total assets by segment are not disclosed.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help readers understand our results of operations, financial condition and cash flows and should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report") and with the audited consolidated financial statements and the related notes included in our Annual Report. References to "Rackspace Technology," "we," "our company," "the company," "us," or "our" refer to Rackspace Technology, Inc. and its consolidated subsidiaries.

The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See "Special Note Regarding Forward-Looking Statements" contained elsewhere in this Quarterly Report.

Overview

We are a leading end-to-end multicloud technology services company. We design, build and operate our customers' cloud environments across all major technology platforms, irrespective of technology stack or deployment model. We partner with our customers at every stage of their cloud journey, enabling them to modernize applications, build new products and adopt innovative technologies.

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

In December 2022, we experienced a ransomware incident which caused service disruptions for our Hosted Exchange customers. The Hosted Exchange email business is a managed email solution provided to small and medium businesses and represented approximately 1% of our total annual revenue. Following discovery of the incident, we engaged an industry-leading global cybersecurity firm to help investigate the incident and remediate as necessary. The firm confirmed that the incident was quickly contained and limited solely to the Hosted Exchange email business. We have sunset the on-premises Hosted Exchange platform and have transitioned many customers from the Hosted Exchange platform to Microsoft 365 through our reseller agreement with Microsoft. During the three and six months ended June 30, 2023, we recorded $1.7 million and $4.9 million, respectively, of expenses related to the Hosted Exchange incident, including costs to investigate and remediate, legal and other professional services, and supplemental staff resources that were deployed to provide support to customers. We expect to continue to incur legal and other professional services costs in future periods and will expense those costs as incurred. We maintain cybersecurity insurance commensurate with the size of our business, and expect that a significant portion of the incremental costs related to the Hosted Exchange incident will be covered by insurance. However, the timing of insurance reimbursements may differ from the timing of recognition of the related expenses.

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

Shift in Capital Intensity

In recent years, the mix of our consolidated revenues has shifted from high capital intensity service offerings to low capital intensity service offerings and we expect this mix shift to continue. Historically, we primarily offered managed hosting and OpenStack Public Cloud services to our customers, which required us to deploy servers and equipment to ensure adequate capacity for new customers and, in certain cases, on behalf of customers at the start or during the performance of a contract, resulting in a high level of anticipatory and success-based capital expenditures. Today, the vast majority of our revenue is derived from service offerings, such as managed public cloud services, application services and professional services, which have significantly lower success-based capital requirements because they allow us to leverage our partners' infrastructure or technology to make our capital expenditures more efficient. As a result, we have recently experienced and expect to continue to experience changes in our capital expenditures requirements.

Our capital expenditures equaled 5% and 6% of our revenue for the three months ended June 30, 2022 and 2023, respectively, and 4% and 8% of our revenue for the six months ended June 30, 2022 and 2023, respectively. While we saw an increase in capital expenditures for the three and six months ended June 30, 2023, we expect to return to our historical capital intensity levels over the longer term.

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

Income taxes

Our income tax benefit (provision) and deferred tax assets and liabilities reflect management's best assessment of estimated current and future taxes to be paid. We are under certain domestic and foreign tax audits. Due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We believe we have made adequate provision for all uncertain tax positions. See Item 1 of Part I, Financial Statements - Note 10, "Taxes."

Results of Operations

We discuss our historical results of operations, and the key components of those results, below. Past financial results are not necessarily indicative of future results.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2023

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended June 30,				Year-Over-Year Comparison
	2022		2023
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$772.2	100.0%	$746.3	100.0%	$(25.9)	(3.4)%
Cost of revenue	(548.2)	(71.0)%	(593.2)	(79.5)%	(45.0)	8.2%
Gross profit	224.0	29.0%	153.1	20.5%	(70.9)	(31.7)%
Selling, general and administrative expenses	(220.0)	(28.5)%	(216.9)	(29.1)%	3.1	(1.4)%
Income (loss) from operations	4.0	0.5%	(63.8)	(8.5)%	(67.8)	NM
Other income (expense):
Interest expense	(50.5)	(6.5)%	(57.3)	(7.7)%	(6.8)	13.5%
Gain (loss) on investments, net	(0.2)	(0.0)%	0.1	0.0%	0.3	NM
Gain on debt extinguishment	—	—%	94.9	12.7%	94.9	100.0%
Other income (expense), net	(5.9)	(0.8)%	0.2	0.0%	6.1	NM
Total other income (expense)	(56.6)	(7.3)%	37.9	5.1%	94.5	NM
Loss before income taxes	(52.6)	(6.8)%	(25.9)	(3.5)%	26.7	(50.8)%
Benefit (provision) for income taxes	12.0	1.6%	(1.3)	(0.2)%	(13.3)	NM
Net loss	$(40.6)	(5.2)%	$(27.2)	(3.6)%	$13.4	(33.0)%
NM = not meaningful.

Revenue

Revenue decreased $26 million, or 3.4%, to $746 million in the three months ended June 30, 2023 from $772 million in the three months ended June 30, 2022. Revenue declined primarily due to Private Cloud, partially offset by growth in Public Cloud, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue decreased 3.2% year-over-year. The following table presents revenue growth by segment:

	Three Months Ended June 30,		% Change
(In millions, except %)	2022	2023	Actual	Constant Currency (a)
Public Cloud	$422.1	$434.9	3.0%	3.1%
Private Cloud	350.1	311.4	(11.1)%	(10.8)%
Total	$772.2	$746.3	(3.4)%	(3.2)%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the three months ended June 30, 2023 increased 3% on an actual and constant currency basis, from the three months ended June 30, 2022. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Offerings in this segment with the strongest growth include infrastructure resale on AWS and Microsoft Azure.

Private Cloud revenue in the three months ended June 30, 2023 decreased 11% on an actual and constant currency basis, from the three months ended June 30, 2022, due to customers rolling off old generation private cloud offerings, expected decline in our legacy OpenStack business, and the impact from the Hosted Exchange incident.

Cost of Revenue

Cost of revenue increased $45 million, or 8%, to $593 million in the three months ended June 30, 2023 from $548 million in the three months ended June 30, 2022, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings. Data center costs increased as additional space was required to support customer growth and license expense increased as a result of increased usage between periods. Personnel costs were relatively flat between periods as higher severance expense in the three months ended June 30, 2023 was largely offset by lower non-equity incentive compensation.

As a percentage of revenue, cost of revenue increased 850 basis points in the three months ended June 30, 2023 to 79.5% from 71.0% in the three months ended June 30, 2022, primarily driven by a 500 basis point increase in usage charges for third-party infrastructure. Higher data center and license costs also contributed to the increase in basis points between periods.

Gross Profit

Our gross profit was $153 million in the three months ended June 30, 2023, a decrease of $71 million from $224 million in the three months ended June 30, 2022. Our consolidated gross margin was 20.5% in the three months ended June 30, 2023, a decrease of 850 basis points from 29.0% in the three months ended June 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3 million, or 1%, to $217 million in the three months ended June 30, 2023 from $220 million in the three months ended June 30, 2022. Personnel costs declined between periods due to reductions in salaries, share-based compensation, non-equity incentive compensation, and commissions expense, partially offset by higher severance expense between periods. Other non-personnel costs fluctuations include lower marketing spend, offset by higher office rent, professional fees, including costs incurred in the current period related to the December 2022 Hosted Exchange incident, and depreciation and amortization between periods. The increase in office rent includes $12 million of expense recognized for a UK office that we exited in the second quarter of 2023, prior to the lease end date.

As a percentage of revenue, selling, general and administrative expenses increased 60 basis points, to 29.1% in the three months ended June 30, 2023 from 28.5% in the three months ended June 30, 2022, as the decline in revenue was greater than the reduction in expense, for the reasons discussed above.

Income (Loss) from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $64 million in the three months ended June 30, 2023, a decrease of $68 million from $4 million income from operations in the three months ended June 30, 2022. Our Non-GAAP Operating Profit was $39 million in the three months ended June 30, 2023, a decrease of $60 million from $99 million in the three months ended June 30, 2022. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of income (loss) from operations to Non-GAAP Operating Profit.

	Three Months Ended June 30,
(In millions)	2022	2023
Income (loss) from operations	$4.0	$(63.8)
Share-based compensation expense	23.1	19.5
Special bonuses and other compensation expense (a)	2.4	4.2
Transaction-related adjustments, net (b)	1.9	1.2
Restructuring and transformation expenses (c)	24.9	23.1
Hosted Exchange incident expenses	—	1.7
Amortization of intangible assets (d)	42.2	41.0
UK office closure (e)	—	12.1
Non-GAAP Operating Profit	$98.5	$39.0

(a)	Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(b)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(c)	Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. This amount also includes total charges of $1.0 million for the three months ended June 30, 2022 related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.
(d)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(e)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Three Months Ended June 30,				Year-Over-Year Comparison
(In millions, except %)	2022		2023
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$29.9	7.1%	$17.0	3.9%	$(12.9)	(43.1)%
Private Cloud	132.7	37.9%	86.8	27.9%	(45.9)	(34.6)%
Total consolidated segment operating profit	162.6		103.8		(58.8)	(36.2)%
Corporate functions	(64.1)		(64.8)		(0.7)	1.1%
Non-GAAP Operating Profit	$98.5		$39.0		$(59.5)	(60.4)%

Public Cloud operating profit decreased 43% in the three months ended June 30, 2023 from the three months ended June 30, 2022. Segment operating profit as a percentage of segment revenue decreased by 320 basis points, reflecting a 7% increase in segment operating expenses, partially offset by a 3% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs due to the increase in revenue with additional increases in customer licenses.

Private Cloud operating profit decreased 35% in the three months ended June 30, 2023 from the three months ended June 30, 2022. Segment operating profit as a percentage of segment revenue decreased by 1,000 basis points, due to an 11% decrease in segment revenue and a 3% increase in segment operating expenses. The increase in costs was mainly driven by higher data center costs in the current period.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense increased 1% in the three months ended June 30, 2023 from the three months ended June 30, 2022.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 14, "Segment Reporting."

Interest Expense

Interest expense increased $7 million, or 13%, to $57 million in the three months ended June 30, 2023 from $51 million in the three months ended June 30, 2022, due primarily to rising interest rates and the impact on our variable-rate Term Loan Facility.

Gain on Debt Extinguishment

We recorded a $95 million gain on debt extinguishment in the three months ended June 30, 2023 related to repurchases of $142 million principal amount of 5.375% Senior Notes. We did not record a gain on debt extinguishment in the three months ended June 30, 2022.

Other Income (Expense), Net

We had $0.2 million of other income and $6 million of other expense in the three months ended June 30, 2023 and June 30, 2022, respectively, primarily due to foreign currency transaction gains and losses between periods.

Benefit (Provision) for Income Taxes

We had a $1 million income tax expense in the three months ended June 30, 2023 compared to a $12 million income tax benefit in the three months ended June 30, 2022. Our effective tax rate decreased to (5.1)% in the three months ended June 30, 2023 from 22.9% in the three months ended June 30, 2022. The decrease in the effective tax rate year-over-year and the difference between the effective tax rate and the statutory rate for the three months ended June 30, 2023 is primarily due to the tax impact associated with changes in the valuation allowance, geographic distribution of profits, the tax effects from nondeductible share-based compensation, and executive compensation that is nondeductible under IRC Section 162(m).

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2023

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Six Months Ended June 30,				Year-Over-Year Comparison
	2022		2023
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$1,547.7	100.0%	$1,505.0	100.0%	$(42.7)	(2.8)%
Cost of revenue	(1,097.7)	(70.9)%	(1,182.3)	(78.6)%	(84.6)	7.7%
Gross profit	450.0	29.1%	322.7	21.4%	(127.3)	(28.3)%
Selling, general and administrative expenses	(425.1)	(27.5)%	(424.4)	(28.2)%	0.7	(0.2)%
Impairment of goodwill	—	—%	(543.1)	(36.1)%	(543.1)	100.0%
Income (loss) from operations	24.9	1.6%	(644.8)	(42.8)%	(669.7)	NM
Other income (expense):
Interest expense	(100.6)	(6.5)%	(114.2)	(7.6)%	(13.6)	13.5%
Gain (loss) on investments, net	(0.3)	(0.0)%	0.2	0.0%	0.5	NM
Gain on debt extinguishment	—	—%	107.7	7.2%	107.7	100.0%
Other income (expense), net	(9.5)	(0.6)%	2.3	0.2%	11.8	NM
Total other income (expense)	(110.4)	(7.1)%	(4.0)	(0.3)%	106.4	(96.4)%
Loss before income taxes	(85.5)	(5.5)%	(648.8)	(43.1)%	(563.3)	NM
Benefit for income taxes	6.4	0.4%	9.6	0.6%	3.2	50.0%
Net loss	$(79.1)	(5.1)%	$(639.2)	(42.5)%	$(560.1)	NM
NM = not meaningful.

Revenue

Revenue decreased $43 million, or 2.8%, to $1,505 million in the six months ended June 30, 2023 from $1,548 million in the six months ended June 30, 2022. Revenue declined primarily due to Private Cloud, partially offset by growth in Public Cloud, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue decreased 2.1% year-over-year. The following table presents revenue growth by segment:

	Six Months Ended June 30,		% Change
(In millions, except %)	2022	2023	Actual	Constant Currency (a)
Public Cloud	$839.1	$879.5	4.8%	5.2%
Private Cloud	708.6	625.5	(11.7)%	(10.8)%
Total	$1,547.7	$1,505.0	(2.8)%	(2.1)%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the six months ended June 30, 2023 increased 5% on an actual and constant currency basis, from the six months ended June 30, 2022. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Offerings in this segment with the strongest growth include infrastructure resale on AWS, Microsoft Azure and Google Cloud.

Private Cloud revenue in the six months ended June 30, 2023 decreased 12% on an actual basis, and 11% on a constant currency basis, from the six months ended June 30, 2022, due to customers rolling off old generation private cloud offerings, expected decline in our legacy OpenStack business, and the impact from the Hosted Exchange incident.

Cost of Revenue

Cost of revenue increased $85 million, or 8%, to $1,182 million in the six months ended June 30, 2023 from $1,098 million in the six months ended June 30, 2022, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings. In addition, personnel costs increased between periods primarily due to higher severance expense in the six months ended June 30, 2023, partially offset by lower non-equity incentive compensation. Data center costs increased as additional space was required to support customer growth and license expense increased as a result of increased usage between periods.

As a percentage of revenue, cost of revenue increased 770 basis points in the six months ended June 30, 2023 to 78.6% from 70.9% in the six months ended June 30, 2022, primarily driven by a 490 basis point increase in usage charges for third-party infrastructure. Higher personnel, data center, and license costs also contributed to the increase in basis points between periods.

Gross Profit

Our gross profit was $323 million in the six months ended June 30, 2023, a decrease of $127 million from $450 million in the six months ended June 30, 2022. Our consolidated gross margin was 21.4% in the six months ended June 30, 2023, a decrease of 770 basis points from 29.1% in the six months ended June 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $424 million in the six months ended June 30, 2023 compared to $425 million in the six months ended June 30, 2022. Personnel costs were relatively flat between periods as higher severance expense in the six months ended June 30, 2023 was largely offset by lower share-based compensation, non-equity incentive compensation, commissions, and salaries between periods. Other non-personnel costs fluctuations include lower marketing spend and depreciation and amortization expense, offset by higher office rent and professional fees, including costs incurred in the current period related to the December 2022 Hosted Exchange incident. The increase in office rent includes $12 million of expense recognized for a UK office that we exited in the second quarter of 2023, prior to the lease end date.

As a percentage of revenue, selling, general and administrative expenses increased 70 basis points, to 28.2% in the six months ended June 30, 2023 from 27.5% in the six months ended June 30, 2022, as the decline in revenue was greater than the reduction in expense, for the reasons discussed above.

Income (Loss) from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $645 million in the six months ended June 30, 2023, a decrease of $670 million from $25 million income from operations in the six months ended June 30, 2022. Our Non-GAAP Operating Profit was $90 million in the six months ended June 30, 2023, a decrease of $121 million from $211 million in the six months ended June 30, 2022. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of income (loss) from operations to Non-GAAP Operating Profit.

	Six Months Ended June 30,
(In millions)	2022	2023
Income (loss) from operations	$24.9	$(644.8)
Share-based compensation expense	40.1	34.7
Special bonuses and other compensation expense (a)	5.8	6.4
Transaction-related adjustments, net (b)	7.2	2.5
Restructuring and transformation expenses (c)	48.2	48.7
Hosted Exchange incident expenses	—	4.9
Impairment of goodwill	—	543.1
Amortization of intangible assets (d)	84.4	81.9
UK office closure (e)	—	12.1
Non-GAAP Operating Profit	$210.6	$89.5

(a)	Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(b)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(c)	Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, facility closure costs, and lease termination expenses. This amount also includes total charges of $4.2 million for the six months ended June 30, 2022 related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.
(d)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(e)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Six Months Ended June 30,				Year-Over-Year Comparison
(In millions, except %)	2022		2023
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$64.4	7.7%	$41.5	4.7%	$(22.9)	(35.6)%
Private Cloud	269.5	38.0%	179.7	28.7%	(89.8)	(33.3)%
Total consolidated segment operating profit	333.9		221.2		(112.7)	(33.8)%
Corporate functions	(123.3)		(131.7)		(8.4)	6.8%
Non-GAAP Operating Profit	$210.6		$89.5		$(121.1)	(57.5)%

Public Cloud operating profit decreased 36% in the six months ended June 30, 2023 from the six months ended June 30, 2022. Segment operating profit as a percentage of segment revenue decreased by 300 basis points, reflecting an 8% increase in segment operating expenses, partially offset by a 5% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs due to the increase in revenue with additional increases in customer licenses.

Private Cloud operating profit decreased 33% in the six months ended June 30, 2023 from the six months ended June 30, 2022. Segment operating profit as a percentage of segment revenue decreased by 930 basis points, due to a 12% decrease in segment revenue and a 2% increase in segment operating expenses. The increase in costs was mainly driven by higher data center costs in the current period.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense increased 7% in the six months ended June 30, 2023 from the six months ended June 30, 2022 primarily due to increases in payroll costs and professional fees.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 14, "Segment Reporting."

Impairment of Goodwill

We recorded a total of $543 million in non-cash goodwill impairment charges in the six months ended June 30, 2023. There was no such impairment in the six months ended June 30, 2022.

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

Interest Expense

Interest expense increased $14 million, or 14%, to $114 million in the six months ended June 30, 2023 from $101 million in the six months ended June 30, 2022, due primarily to rising interest rates and the impact on our variable-rate Term Loan Facility.

Gain on Debt Extinguishment

We recorded a $108 million gain on debt extinguishment in the six months ended June 30, 2023 related to repurchases of $165 million principal amount of 5.375% Senior Notes. We did not record a gain on debt extinguishment in the six months ended June 30, 2022.

Other Income (Expense), Net

We had $2 million of other income and $10 million of other expense in the six months ended June 30, 2023 and June 30, 2022, respectively, primarily due to foreign currency transaction gains and losses between periods.

Benefit for Income Taxes

Our income tax benefit increased to $10 million in the six months ended June 30, 2023 from $6 million in the six months ended June 30, 2022. Our effective tax rate decreased to 1.5% in the six months ended June 30, 2023 from 7.4% in the six months ended June 30, 2022. The decrease in the effective tax rate year-over-year is primarily due to the tax impact associated with the goodwill impairment recorded in the first quarter of 2023 as well as changes in the valuation allowance. The majority of the goodwill impairment recorded in the first quarter of 2023 was nondeductible for income tax purposes. The difference between the effective tax rate and the statutory rate for the six months ended June 30, 2023 is primarily due to the tax impact associated with the goodwill impairment recorded in the first quarter of 2023, executive compensation that is nondeductible under IRC Section 162(m), the geographic distribution of profits, tax effects from nondeductible share-based compensation as well as an increase in the valuation allowance.

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

The following tables present, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2023			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$422.1	$434.9	$0.5	$435.4	3.0%	3.1%
Private Cloud	350.1	311.4	0.7	312.1	(11.1)%	(10.8)%
Total	$772.2	$746.3	$1.2	$747.5	(3.4)%	(3.2)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2023			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$839.1	$879.5	$3.2	$882.7	4.8%	5.2%
Private Cloud	708.6	625.5	6.5	632.0	(11.7)%	(10.8)%
Total	$1,547.7	$1,505.0	$9.7	$1,514.7	(2.8)%	(2.1)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

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

The table below presents a reconciliation of gross profit to Non-GAAP Gross Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023
Gross profit	$224.0	$153.1	$450.0	$322.7
Share-based compensation expense	3.4	2.6	6.2	5.4
Other compensation expense (a)	0.4	1.4	1.2	2.1
Purchase accounting impact on expense (b)	0.8	0.7	1.5	1.3
Restructuring and transformation expenses (c)	3.1	5.1	8.4	9.8
Hosted Exchange incident expenses	—	—	—	0.3
Non-GAAP Gross Profit	$231.7	$162.9	$467.3	$341.6

(a)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(b)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(c)
Adjustment for the impact of business transformation and optimization activities, as well as associated severance, certain facility closure costs and lease termination expenses. This amount also includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

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

We define Non-GAAP Net Income (Loss) as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, the amortization of acquired intangible assets, goodwill and asset impairment charges, costs related to the closure of a UK office, and certain other non-operating, non-recurring or non-core gains and losses, as well as the tax effects of these non-GAAP adjustments.

We define Non-GAAP Operating Profit as income (loss) from operations adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, the amortization of acquired intangible assets, goodwill and asset impairment charges, costs related to the closure of a UK office, and certain other non-operating, non-recurring or non-core gains and losses.

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, costs related to the closure of a UK office, certain other non-operating, non-recurring or non-core gains and losses, interest expense, income taxes, depreciation and amortization, and goodwill and asset impairment charges.

Non-GAAP Operating Profit and Adjusted EBITDA are management's principal metrics for measuring our underlying financial performance. Non-GAAP Operating Profit and Adjusted EBITDA, along with other quantitative and qualitative information, are also the principal financial measures used by management and our board of directors in determining performance-based compensation for our management and key employees.

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

The following tables present a reconciliation of Non-GAAP Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measures. For a reconciliation of income (loss) from operations to Non-GAAP Operating Profit, see "Income (Loss) from Operations, Segment Operating Profit, and Non-GAAP Operating Profit" in the year-over-year comparison under "Results of Operations" above.

Net loss reconciliation to Non-GAAP Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023
Net loss	$(40.6)	$(27.2)	$(79.1)	$(639.2)
Share-based compensation expense	23.1	19.5	40.1	34.7
Special bonuses and other compensation expense (a)	2.4	4.2	5.8	6.4
Transaction-related adjustments, net (b)	1.9	1.2	7.2	2.5
Restructuring and transformation expenses (c)	24.9	23.1	48.2	48.7
Hosted Exchange incident expenses	—	1.7	—	4.9
Impairment of goodwill	—	—	—	543.1
UK office closure (d)	—	12.1	—	12.1
Net (gain) loss on divestiture and investments (e)	0.2	(0.1)	0.3	(0.2)
Gain on debt extinguishment (f)	—	(94.9)	—	(107.7)
Other (income) expense, net (g)	5.9	(0.2)	9.5	(2.3)
Amortization of intangible assets (h)	42.2	41.0	84.4	81.9
Tax effect of non-GAAP adjustments (i)	(24.5)	6.1	(35.0)	(3.1)
Non-GAAP Net Income (Loss)	$35.5	$(13.5)	$81.4	$(18.2)

Net loss reconciliation to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023
Net loss	$(40.6)	$(27.2)	$(79.1)	$(639.2)
Share-based compensation expense	23.1	19.5	40.1	34.7
Special bonuses and other compensation expense (a)	2.4	4.2	5.8	6.4
Transaction-related adjustments, net (b)	1.9	1.2	7.2	2.5
Restructuring and transformation expenses (c)	24.9	23.1	48.2	48.7
Hosted Exchange incident expenses	—	1.7	—	4.9
Impairment of goodwill	—	—	—	543.1
UK office closure (d)	—	12.1	—	12.1
Net (gain) loss on divestiture and investments (e)	0.2	(0.1)	0.3	(0.2)
Gain on debt extinguishment (f)	—	(94.9)	—	(107.7)
Other (income) expense, net (g)	5.9	(0.2)	9.5	(2.3)
Interest expense	50.5	57.3	100.6	114.2
Provision (benefit) for income taxes	(12.0)	1.3	(6.4)	(9.6)
Depreciation and amortization (j)	98.1	95.5	199.5	189.1
Adjusted EBITDA	$154.4	$93.5	$325.7	$196.7

(a)
Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.

(b)
Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.

(c)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. This amount also includes total charges of $1.0 million and $4.2 million for the three and six months ended June 30, 2022, respectively, related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

(d)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.
(e)	Includes gains and losses on investment and from dispositions.
(f)	Includes gains related to repurchases of 5.375% Senior Notes.
(g)	Primarily consists of foreign currency gains and losses.
(h)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2022	2023	2022	2023
Net loss attributable to common stockholders	$(40.6)	$(27.2)	$(79.1)	$(639.2)
Non-GAAP Net Income (Loss)	$35.5	$(13.5)	$81.4	$(18.2)

Weighted average number of shares - Diluted	209.5	215.1	210.5	214.2
Effect of dilutive securities (a)	0.4	1.2	0.7	1.4
Non-GAAP weighted average number of shares - Diluted	209.9	216.3	211.2	215.6

Net loss per share - Diluted	$(0.19)	$(0.13)	$(0.38)	$(2.98)
Per share impacts of adjustments to net loss (b)	0.36	0.06	0.76	2.90
Per share impacts of shares dilutive after adjustments to net loss (a)	0.00	0.01	0.01	0.00
Non-GAAP Earnings (Loss) Per Share	$0.17	$(0.06)	$0.39	$(0.08)

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

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the Revolving Credit Facility. As of June 30, 2023, the Revolving Credit Facility provided for up to $375 million of borrowings, $50 million of which was drawn as of June 30, 2023. As such, as of June 30, 2023, we had $325.0 million of available commitments remaining under the Revolving Credit Facility. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Facilities, the 5.375% Senior Notes and the 3.50% Senior Secured Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

On March 3, 2022, our board of directors authorized a program to repurchase up to $75 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws. During the six months ended June 30, 2022, we repurchased $31 million, or 3.1 million shares, of our common stock on the open market under this program. No shares were repurchased during the six months ended June 30, 2023. As of June 30, 2023, approximately $44 million of the amount authorized by the board under the current program remained available for additional purchases.

At June 30, 2023, we held $160 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $103 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $66 million outstanding with respect to these arrangements as of June 30, 2023. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $556 million outstanding with respect to operating and finance lease agreements as of June 30, 2023. We may choose to utilize such leasing arrangements in future periods.

As of June 30, 2023, we had $3,184 million aggregate principal amount outstanding under our Term Loan Facility, 5.375% Senior Notes, and 3.50% Senior Secured Notes. In addition, the Revolving Credit Facility provided for up to $375 million of borrowings, $50 million of which was drawn as of June 30, 2023. Our liquidity requirements are significant, primarily due to debt service requirements.

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

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for SOFR loans and at the end of every calendar quarter for base rate loans. As of June 30, 2023, the interest rate on the Term Loan Facility was 8.00%. We are required to make quarterly amortization payments of $5.8 million, which began on June 30, 2021. The Revolving Credit Facility includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This fee is subject to one step-down based on the net first lien leverage ratio. The Senior Facilities require us to make certain mandatory prepayments under certain conditions defined in the credit agreement.

Rackspace Technology Global, our wholly-owned subsidiary, is the borrower under the Senior Facilities, and all obligations under the Senior Facilities are (i) guaranteed by Inception Parent, Rackspace Technology Global's immediate parent company, on a limited recourse basis and secured by the equity interests of Rackspace Technology Global held by Inception Parent and (ii) guaranteed by Rackspace Technology Global's wholly-owned domestic restricted subsidiaries and secured by substantially all material owned assets of Rackspace Technology Global and the subsidiary guarantors, including the equity interests held by each, in each case subject to certain exceptions.

As of June 30, 2023, $2,248 million aggregate principal amount of the Term Loan Facility and $50 million of borrowings under the Revolving Credit Facility remained outstanding. See Item 1 of Part I, Financial Statements - Note 6, "Debt," for more information regarding our Senior Facilities.

We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the Term Loan Facility that result from fluctuations in Term SOFR. See Item 1 of Part I, Financial Statements - Note 11, "Derivatives," for more information on the interest rate swap agreements.

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

As of June 30, 2023, $550 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

5.375% Senior Notes due 2028

Rackspace Technology Global issued $550 million aggregate principal amount of the 5.375% Senior Notes on December 1, 2020. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at a fixed rate of 5.375% per year, payable semi-annually on each June 1 and December 1, commencing on June 1, 2021. The 5.375% Senior Notes are guaranteed on a senior unsecured basis by all of Rackspace Technology Global's wholly-owned domestic restricted subsidiaries that guarantee the Senior Facilities.

During the six months ended June 30, 2023, we repurchased and surrendered for cancellation $165 million aggregate principal amount of 5.375% Senior Notes for $57 million, including accrued interest of $1 million and excluding related fees and expenses.

As of June 30, 2023, $385 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

Subsequent to June 30, 2023 and through August 9, 2023, we repurchased and surrendered for cancellation an additional $57 million aggregate principal amount of 5.375% Senior Notes for $20 million, including accrued interest of $0.3 million and excluding related fees and expenses.

Debt covenants

Our Term Loan Facility is not subject to a financial maintenance covenant. The Revolving Credit Facility includes a financial maintenance covenant that limits the borrower's net first lien leverage ratio to a maximum of 5.00 to 1.00. The net first lien leverage ratio is calculated as the ratio of (x) the total amount of the borrower's first lien debt for borrowed money (which is currently identical to the total amount outstanding under the Senior Facilities), less the borrower's unrestricted cash and cash equivalents, to (y) consolidated EBITDA (as defined under the First Lien Credit Agreement governing the Senior Facilities). However, this financial maintenance covenant will only be applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is equal to or greater than 35% of the Revolving Credit Facility commitments as of the last day of such fiscal quarter. Additional covenants in the Senior Facilities limit our subsidiaries' ability to, among other things, incur certain additional debt and liens, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates.

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

Our "consolidated EBITDA," as defined under our debt instruments, is calculated in the same manner as our Adjusted EBITDA, presented elsewhere in this report, except that our debt instruments allow us to adjust for additional items, including certain start-up costs, and to give pro forma effect to acquisitions, including resulting synergies, and internal cost savings initiatives. In addition, under the Indentures, the calculation of consolidated EBITDA does not take into account substantially any changes in GAAP subsequent to the date of issuance, whereas under the Senior Facilities the calculation of consolidated EBITDA takes into account the impact of certain changes in GAAP subsequent to the original closing date other than with respect to capital leases.

As of June 30, 2023, we were in compliance with all covenants under the Senior Facilities and the Indentures.

Capital Expenditures

The following table sets forth a summary of our capital expenditures for the periods indicated:

	Six Months Ended June 30,
(In millions)	2022	2023
Customer gear	$31.7	$82.3
Data center build outs	2.7	2.2
Office build outs	—	1.1
Capitalized software and other projects	33.7	30.6
Total capital expenditures	$68.1	$116.2

Capital expenditures were $116 million in the six months ended June 30, 2023, compared to $68 million in the six months ended June 30, 2022, an increase of $48 million. The increase in capital expenditures was driven by purchases of customer gear originally intended to support a specific new customer. This new customer did not materialize as expected; however, the gear is fungible and will be redeployed to support other business requirements.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Six Months Ended June 30,
(In millions)	2022	2023
Cash provided by operating activities	$148.5	$35.9
Cash used in investing activities	$(50.6)	$(34.9)
Cash used in financing activities	$(104.4)	$(70.8)

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

Net cash provided by operating activities was $36 million in the six months ended June 30, 2023 compared to $149 million in the six months ended June 30, 2022. The reduction in operating cash was primarily driven by a $144 million increase in operating expense payments, largely for third-party infrastructure costs, and a $30 million increase in interest payments on debt. Partially offsetting the cash used in operating activities was a $64 million increase in cash collections, primarily as a result of increased focus on collection efforts with customers, and to a lesser extent, timing of collections.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities decreased $16 million, or 31%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was driven by an $11 million reduction in cash purchases of property, equipment, and software year-over-year. In addition, we made an $8 million cash payment in connection with the acquisition of Just Analytics Pte. Ltd. during the six months ended June 30, 2022.

Cash Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities decreased $34 million, or 32%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The change was driven by $31 million in common stock share repurchases during the six months ended June 30, 2022 as part of the program authorized in March 2022 and a $16 million reduction in principal payments of financing obligations. In addition, during the six months ended June 30, 2023, we borrowed $50 million under the Revolving Credit Facility. Partially offsetting these drivers was a $56 million increase in payments related to long-term debt between periods as the current period includes $56 million of 5.375% Senior Note repurchases, while the prior period only includes quarterly principal payments on our Term Loan Facility. The remaining variance includes a $7 million increase in finance lease principal payments between periods.

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

For the quantitative goodwill impairment analysis performed as of January 1, 2023, we utilized a range of our weighted-average cost of capital of 10.5% to 12% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of January 1, 2023. As a result, we determined that the carrying amount of our Private Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $271 million, which is included in "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2023. The impairment primarily resulted from reduced growth rates as compared to the former Multicloud Services reporting unit and the reallocation of certain costs between the three reporting units to reflect the going-forward operating model following the business reorganization. The Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 20% and therefore no impairment was recognized.

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

For the quantitative goodwill impairment analysis performed as of March 31, 2023, we utilized a range of our weighted-average cost of capital of 10.0% to 11.5% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of March 31, 2023. As a result, we determined that the carrying amount of our Private Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $272 million, which is included in "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2023. The impairment was driven by the company's most recent cash flow projections as revised in the first quarter of 2023 which reflected current market conditions and current trends in business performance, including slower than anticipated actualization of bookings. The Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 14% and therefore no impairment was recognized.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities, which includes our $375 million Revolving Credit Facility and Term Loan Facility. As of June 30, 2023, there was $50 million of outstanding borrowings under the Revolving Credit Facility and $2,248 million outstanding under the Term Loan Facility. As of June 30, 2023, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities.

Our Term Loan Facility bears interest at an annual rate equal to an applicable margin plus one-month Term SOFR, subject to a 0.75% floor. Prior to the April 26, 2023 amendment to our First Lien Credit Agreement, three-month LIBOR was the benchmark rate for determining the applicable interest rate. As such, we have historically entered into interest rate swap agreements indexed to three-month LIBOR in order to manage our risk from fluctuations in three-month LIBOR above the 0.75% floor. During 2022, three of these swap agreements matured.

To continue to manage our exposure to interest rate risk associated with our Term Loan Facility, in May 2023 we amended our remaining swap agreement to change the index from three-month LIBOR (subject to a floor of 0.75%) to one-month Term SOFR (subject to a floor of 0.75%); consistent with the First Lien Credit Agreement amendment in April 2023. The fixed rate for this swap agreement is presented in the table below. As of June 30, 2023, the interest rate on the Term Loan Facility was 8.00%, equal to an applicable margin of 2.86% (including the credit spread adjustment of 0.11%) plus one-month Term SOFR for the interest period of 5.14%

The key terms of the swap outstanding as of June 30, 2023 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
February 2021	February 9, 2021	$1,350.0	2.34150%	February 9, 2026

See Item 1 of Part I, Financial Statements - Note 11, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See "Constant Currency Revenue." While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the six months ended June 30, 2023, we recognized foreign currency transaction gains of $2 million within "Other income (expense), net" in our Condensed Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. In the six months ended June 30, 2023, we expensed approximately $22 million for utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter reporting period identified in connection with management's evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

We have disclosed under the heading "Risk Factors" in our Annual Report the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our Annual Report and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended June 30, 2023, we did not repurchase any of our common stock.

On March 3, 2022, our board of directors authorized a program to repurchase up to $75.0 million of shares of our common stock. The authorization was effective immediately, expires on September 30, 2023 and can be discontinued at any time. Under the program, shares may be repurchased from time to time through open-market transactions (including pre-set trading plans), privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws. As of June 30, 2023, $44.0 million remains available to be purchased under this program.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6 – EXHIBITS

Exhibit Number	Exhibit Description
10.1*†	Rackspace Technology, Inc. Amendment No. 2 to 2020 Equity Incentive Plan
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RACKSPACE TECHNOLOGY, INC.

Date:	August 9, 2023	By:	/s/ Naushaza “Bobby” Molu
Naushaza “Bobby” Molu
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)