Form 10-Q
period 2023-09-30
Rackspace Technology, Inc.
filed 2023-11-09
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023.
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

On November 2, 2023, 216,406,870 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this "Quarterly Report") contains certain information that may constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management's plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the generality of the preceding sentence, any time we use the words "expects," "intends," "will," "anticipates," "believes," "confident," "continue," "propose," "seeks," "could," "may," "should," "estimates," "forecasts," "might," "goals," "objectives," "targets," "planned," "projects," and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2022	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$228.4	$277.8
Accounts receivable, net of allowance for credit losses and accrued customer credits of $24.6 and $19.8, respectively	622.2	348.7
Prepaid expenses	97.3	93.3
Other current assets	125.3	125.3
Total current assets	1,073.2	845.1

Property, equipment and software, net	628.3	614.4
Goodwill, net	2,155.1	1,448.1
Intangible assets, net	1,236.0	1,057.8
Operating right-of-use assets	138.0	127.2
Other non-current assets	226.1	187.7
Total assets	$5,456.7	$4,280.3

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$447.3	$416.8
Accrued compensation and benefits	95.3	84.1
Deferred revenue	80.9	81.6
Debt	23.0	47.4
Accrued interest	36.3	18.3
Operating lease liabilities	60.0	65.5
Finance lease liabilities	61.7	63.3
Financing obligations	16.7	12.3
Other current liabilities	35.3	35.5
Total current liabilities	856.5	824.8

Non-current liabilities:
Debt	3,295.4	3,011.6
Operating lease liabilities	84.8	77.5
Finance lease liabilities	310.5	317.4
Financing obligations	47.6	45.5
Deferred income taxes	126.7	91.8
Other non-current liabilities	105.7	94.5
Total liabilities	4,827.2	4,463.1

Commitments and Contingencies (Note 8)

Stockholders' equity (deficit):
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 215.7 and 219.5 shares issued; 212.6 and 216.4 shares outstanding, respectively	2.2	2.2
Additional paid-in capital	2,573.3	2,623.4
Accumulated other comprehensive income	71.4	74.8
Accumulated deficit	(1,986.4)	(2,852.2)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' equity (deficit)	629.5	(182.8)
Total liabilities and stockholders' equity (deficit)	$5,456.7	$4,280.3

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2023	2022	2023
Revenue	$787.6	$732.4	$2,335.3	$2,237.4
Cost of revenue	(580.5)	(580.4)	(1,678.2)	(1,762.7)
Gross profit	207.1	152.0	657.1	474.7
Selling, general and administrative expenses	(219.9)	(177.3)	(645.0)	(601.7)
Impairment of goodwill	(405.2)	(165.7)	(405.2)	(708.8)
Impairment of assets, net	(58.7)	(48.4)	(58.7)	(48.4)
Loss from operations	(476.7)	(239.4)	(451.8)	(884.2)
Other income (expense):
Interest expense	(52.3)	(56.5)	(152.9)	(170.7)
Gain (loss) on investments, net	(0.1)	—	(0.4)	0.2
Gain on debt extinguishment	—	55.4	—	163.1
Other expense, net	(6.0)	(2.6)	(15.5)	(0.3)
Total other income (expense)	(58.4)	(3.7)	(168.8)	(7.7)
Loss before income taxes	(535.1)	(243.1)	(620.6)	(891.9)
Benefit for income taxes	23.4	16.5	29.8	26.1
Net loss	$(511.7)	$(226.6)	$(590.8)	$(865.8)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(22.5)	$(5.7)	$(45.3)	$0.5
Unrealized gain on derivative contracts	31.4	9.1	84.7	22.8
Amount reclassified from accumulated other comprehensive income (loss) to earnings	0.6	(7.5)	8.3	(19.9)
Other comprehensive income (loss)	9.5	(4.1)	47.7	3.4
Comprehensive loss	$(502.2)	$(230.7)	$(543.1)	$(862.4)

Net loss per share:
Basic and diluted	$(2.43)	$(1.05)	$(2.80)	$(4.03)
Weighted average number of shares outstanding:
Basic and diluted	210.8	216.0	210.7	214.8

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2023
Cash Flows From Operating Activities
Net loss	$(590.8)	$(865.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	296.4	282.5
Amortization of operating right-of-use assets	44.0	57.9
Deferred income taxes	(46.7)	(38.9)
Share-based compensation expense	59.5	51.9
Impairment of goodwill	405.2	708.8
Impairment of assets, net	58.7	48.4
Gain on debt extinguishment	—	(163.1)
Unrealized loss on derivative contracts	13.9	13.7
(Gain) loss on investments, net	0.4	(0.2)
Provision for bad debts and accrued customer credits	6.7	5.1
Amortization of debt issuance costs and debt discount	6.0	6.0
Non-cash fair value adjustments	3.0	(1.0)
Other operating activities	(0.3)	0.3
Changes in operating assets and liabilities:
Accounts receivable	(50.8)	268.8
Prepaid expenses and other current assets	2.4	23.1
Accounts payable, accrued expenses, and other current liabilities	46.6	(65.6)
Deferred revenue	(15.3)	(1.5)
Operating lease liabilities	(50.3)	(48.6)
Other non-current assets and liabilities	30.6	20.9
Net cash provided by operating activities	219.2	302.7
Cash Flows From Investing Activities
Purchases of property, equipment and software	(65.4)	(63.0)
Acquisitions, net of cash acquired	(7.7)	—
Purchase of convertible promissory note	(15.0)	—
Other investing activities	4.6	0.7
Net cash used in investing activities	(83.5)	(62.3)
Cash Flows From Financing Activities
Proceeds from employee stock plans	2.7	0.8
Shares of common stock withheld for employee taxes	—	(1.0)
Shares of common stock repurchased	(31.0)	—
Proceeds from borrowings under long-term debt arrangements	—	50.0
Payments on long-term debt	(17.3)	(151.8)
Payments on financing component of interest rate swap	(12.9)	(14.3)
Principal payments of finance lease liabilities	(49.6)	(60.3)
Principal payments of financing obligations	(37.4)	(14.8)
Other financing activities	(3.3)	—
Net cash used in financing activities	(148.8)	(191.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10.2)	0.3
Increase (decrease) in cash, cash equivalents, and restricted cash	(23.3)	49.3
Cash, cash equivalents, and restricted cash at beginning of period	275.4	231.4
Cash, cash equivalents, and restricted cash at end of period	$252.1	$280.7

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$127.1	$166.2
Cash payments for income taxes, net of refunds	$9.0	$9.9

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$19.6	$67.4
Acquisition of property, equipment and software by financing obligations	7.1	8.5
Increase in property, equipment and software accrued in liabilities	6.9	4.9
Non-cash purchases of property, equipment and software	$33.6	$80.8

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
(In millions)	2022	2023
Cash and cash equivalents	$249.1	$277.8
Restricted cash included in other non-current assets	3.0	2.9
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$252.1	$280.7

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2022	213.5	$2.1	$2,542.9	$45.1	$(1,260.7)	3.1	$(31.0)	$1,298.4
Exercise of stock options and release of stock awards	0.7	—	—	—	—	—	—	—
Share-based compensation expense	—	—	19.4	—	—	—	—	19.4
Net loss	—	—	—	—	(511.7)	—	—	(511.7)
Other comprehensive income	—	—	—	9.5	—	—	—	9.5
Balance at September 30, 2022	214.2	$2.1	$2,562.3	$54.6	$(1,772.4)	3.1	$(31.0)	$815.6

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	211.2	$2.1	$2,500.0	$6.9	$(1,181.6)	—	$—	$1,327.4
Exercise of stock options and release of stock awards	2.7	—	0.7	—	—	—	—	0.7
Issuance of shares from Employee Stock Purchase Plan	0.3	—	2.1	—	—	—	—	2.1
Share-based compensation expense	—	—	59.5	—	—	—	—	59.5
Net loss	—	—	—	—	(590.8)	—	—	(590.8)
Other comprehensive income	—	—	—	47.7	—	—	—	47.7
Repurchase of common stock	—	—	—	—	—	3.1	(31.0)	(31.0)
Balance at September 30, 2022	214.2	$2.1	$2,562.3	$54.6	$(1,772.4)	3.1	$(31.0)	$815.6

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance at June 30, 2023	218.8	$2.2	$2,607.4	$78.9	$(2,625.6)	3.1	$(31.0)	$31.9
Exercise of stock options and release of stock awards, net of shares withheld	0.7	—	(1.0)	—	—	—	—	(1.0)
Share-based compensation expense for equity classified awards	—	—	17.0	—	—	—	—	17.0
Net loss	—	—	—	—	(226.6)	—	—	(226.6)
Other comprehensive loss	—	—	—	(4.1)	—	—	—	(4.1)
Balance at September 30, 2023	219.5	$2.2	$2,623.4	$74.8	$(2,852.2)	3.1	$(31.0)	$(182.8)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	215.7	$2.2	$2,573.3	$71.4	$(1,986.4)	3.1	$(31.0)	$629.5
Exercise of stock options and release of stock awards, net of shares withheld	3.4	—	(1.0)	—	—	—	—	(1.0)
Issuance of shares from Employee Stock Purchase Plan	0.4	—	0.8	—	—	—	—	0.8
Share-based compensation expense for equity classified awards	—	—	50.3	—	—	—	—	50.3
Net loss	—	—	—	—	(865.8)	—	—	(865.8)
Other comprehensive income	—	—	—	3.4	—	—	—	3.4
Balance at September 30, 2023	219.5	$2.2	$2,623.4	$74.8	$(2,852.2)	3.1	$(31.0)	$(182.8)

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2022 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the Securities and Exchange Commission ("SEC") disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 16, 2023 ("Annual Report"). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2023, our results of operations and stockholders' equity for the three and nine months ended September 30, 2022 and 2023, and our cash flows for the nine months ended September 30, 2022 and 2023.

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023, or for any other interim period, or for any other future year.

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

Liquidity Overview

We are a highly leveraged company. As of September 30, 2023, we had $3,092.5 million aggregate principal amount outstanding under the first lien term loan facility (the "Term Loan Facility"), 5.375% Senior Notes due 2028 (the "5.375% Senior Notes"), and 3.50% Senior Secured Notes due 2028 (the "3.50% Senior Secured Notes"). We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under a revolving credit facility (the "Revolving Credit Facility"). As of September 30, 2023, the Revolving Credit Facility provided for up to $375.0 million of borrowings, none of which was drawn and outstanding as of September 30, 2023. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash and cash equivalents of $277.8 million as of September 30, 2023, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.

Significant Accounting Policies and Estimates

Our Annual Report includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the nine months ended September 30, 2023.

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

During the third quarter of 2023, we experienced a sustained decline in our stock price resulting in our market capitalization being less than the carrying value of our combined reporting units. As of September 30, 2023, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance for the first nine months of the year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of September 30, 2023.

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

For the interim quantitative goodwill impairment analyses performed, we compare the fair values of each of our reporting units to their respective carrying amounts. The fair values of each of our reporting units were derived using the income approach, specifically the discounted cash flow method. The discounted cash flow models reflect our assumptions regarding revenue growth rates, projected gross profit margins, risk-adjusted discount rates, terminal period growth rates, economic and market trends and other expectations about the anticipated operating results of our reporting units. As part of the goodwill impairment test, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units, including OpenStack Public Cloud. Goodwill impairment is measured as the excess of a reporting unit's carrying amount over its fair value, not to exceed the carrying amount of goodwill for that reporting unit.

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

The results of our quantitative goodwill impairment analysis as of September 30, 2023 indicated an impairment of goodwill within our Private Cloud reporting unit, and we recorded non-cash impairment charges of $165.7 million, within "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss in the third quarter of 2023.

During the third quarter of 2022, we experienced a sustained decline in our stock price resulting in our market capitalization being less than the carrying value of our combined reporting units. As of September 1, 2022, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. In addition, as of September 1, 2022, we lowered our projected operating results primarily due to product mix shifts and market concerns related to inflation, supply chain disruption issues and other macroeconomic factors. As such, as of September 1, 2022, we determined it appropriate to perform an interim quantitative assessment of our reporting units, which indicated an impairment of goodwill within the former Multicloud Services reporting unit, and we recorded a non-cash impairment charge of $405.2 million within "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022.

See Note 6, "Goodwill and Intangible Assets" for more information.

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

As of September 30, 2023, prior to performing the goodwill impairment analysis, due to the factors discussed in the goodwill analysis above, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method. The quantitative assessment performed as of September 30, 2023 indicated the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $57.0 million non-cash impairment charge which is included in "Impairment of assets, net" in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023.

As of September 1, 2022, prior to performing the goodwill impairment analysis, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method and determined the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $21.0 million non-cash impairment charge which is included in "Impairment of assets, net" in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022.

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

In conjunction with the goodwill impairment analyses as of January 1, 2023, March 31, 2023, and September 30, 2023, we performed recoverability tests of our long-lived assets, including finite-lived intangible assets, by comparing the net book value of our long-lived assets or asset groups, to the future undiscounted net cash flows attributable to such assets, which did not result in any impairment charges.

As of September 1, 2022, prior to performing the goodwill impairment analysis, we performed a recoverability test of our long-lived assets, including finite-lived intangible assets. Based on the results of the recoverability test, we determined that, as of September 1, 2022, the fair value of the OpenStack Public Cloud asset group’s underlying assets was less than the carrying value. Fair values of the OpenStack Public Cloud long-lived assets were determined using the cost approach. As a result, we recorded non-cash impairment charges totaling $37.7 million related to property, equipment and software, net and intangible assets, which are included in "Impairment of assets, net" on our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022. See Note 5, "Property, Equipment and Software, Net," and Note 6, "Goodwill and Intangible Assets," for more information.

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

During the second quarter of 2023, we elected to apply certain practical expedients in connection with the execution of amendments to our affected contracts that referenced LIBOR. On April 26, 2023, we executed an amendment to our First Lien Credit Agreement, which governs our Senior Facilities borrowings, to establish Term SOFR as the benchmark rate for determining the applicable interest rate, replacing LIBOR. In addition, effective May 9, 2023, we amended our interest rate swap agreement to change the index from three-month LIBOR to one-month Term SOFR. See Note 7, "Debt" and Note 12, "Derivatives" for more information. We continue to evaluate the impact of the guidance and may apply other elections prior to December 31, 2024, as applicable, as additional changes in the market occur.

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Condensed Consolidated Balance Sheets Account	December 31, 2022	September 30, 2023
Accounts receivable, net	Accounts receivable, net (1)	$622.2	$348.7
Current portion of contract assets	Other current assets	$16.0	$10.8
Non-current portion of contract assets	Other non-current assets	$10.4	$10.4
Current portion of deferred revenue	Deferred revenue	$80.9	$81.6
Non-current portion of deferred revenue	Other non-current liabilities	$8.6	$6.4
(1)    Allowance for credit losses and accrued customer credits was $24.6 million and $19.8 million as of December 31, 2022 and September 30, 2023, respectively.

We identified an immaterial correction in the disclosure of the amount previously reported as recognized in revenue for the three and nine months ended September 30, 2022, which were included in deferred revenue as of the beginning of the period and have updated these amounts to $17.1 million and $83.7 million, respectively. Amounts recognized in revenue for the three and nine months ended September 30, 2023, which were included in deferred revenue as of the beginning of the period totaled $30.0 million and $68.0 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2022 and September 30, 2023, the balances of capitalized costs to obtain a contract were $55.8 million and $43.9 million, respectively, and the balances of capitalized costs to fulfill a contract were $17.7 million and $14.4 million, respectively. These capitalized costs are included in "Other non-current assets" on the Condensed Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023
Amortization of capitalized sales commissions	$10.6	$9.3	$32.9	$29.4
Amortization of capitalized implementation costs	$3.9	$3.1	$12.5	$10.1

Remaining Performance Obligations

As of September 30, 2023, the aggregate amount of transaction price allocated to remaining performance obligations was $465.4 million, of which approximately 22% is expected to be recognized as revenue during the remainder of 2023 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. The aggregate amount of transaction price excludes variable consideration related to our usage-based arrangements for which we recognize revenue based on the right to invoice for the services performed.

Convertible Promissory Note

On September 27, 2022, we entered into a convertible note purchase agreement with a private company that is also a customer and a vendor. Pursuant to the purchase agreement, we purchased an unsecured convertible promissory note (the “Note”) in an aggregate principal amount of $15.0 million. The Note accrues simple interest at a rate of 6% per annum and matures on September 27, 2027, unless earlier converted per the terms of the agreement. Principal and accrued interest are due and payable on the maturity date. We elected to apply the fair value option under ASC No. 825, Financial Instruments, to account for the Note. As of December 31, 2022 and September 30, 2023, the fair value of the Note was $11.8 million and $12.8 million, respectively, and is included in “Other non-current assets” on our Condensed Consolidated Balance Sheets.

3. Sale of Receivables

On September 29, 2023 (the “Closing Date”), Rackspace US, Inc. and Rackspace Receivables II, LLC, a bankruptcy-remote special purpose vehicle (“SPV”), each an indirect subsidiary of the company, entered into an accounts receivable purchase agreement (the “Receivables Facility”) with PNC Bank, National Association (“PNC”) and other parties thereto.

Under the Receivables Facility, certain indirect wholly-owned subsidiaries of the company have sold and/or contributed, and may continue to sell and/or contribute on a revolving basis, their current and future accounts receivable to the SPV, which, in turn, will sell and transfer, and may continue to sell and transfer, the accounts receivable to PNC in exchange for cash. The Receivables Facility will terminate on September 29, 2026 unless earlier terminated in accordance with its terms and the SPV can sell accounts receivable based upon the face amount of eligible receivables in the collateral pool up to an aggregate maximum limit of $300.0 million. The purpose of this arrangement is to enhance the company's financial flexibility by providing additional liquidity.

The Receivables Facility is subject to yield charges based upon a rate as specified in the agreement. The SPV is also required to pay certain customary fees on a monthly basis in addition to an upfront fee and a commitment fee. The Receivables Facility contains certain customary termination events, as well as customary representations and warranties, affirmative and negative covenants, indemnification provisions, and events of default, including those providing for the acceleration of amounts owed by the SPV to PNC upon the occurrence of certain events.

The transfer of receivables to PNC are accounted for as sales because effective control and risk associated with the receivables is passed to PNC. As these transfers represent true sales, we derecognize the sold receivables from our Condensed Consolidated Balance Sheets. Cash proceeds related to the receivables sold are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. Yield charges and fees recorded in connection with the sales are recorded within “Other expense, net” in the Condensed Consolidated Statements of Comprehensive Loss. The company maintains continuing involvement with the sold receivables by providing collection services in exchange for a servicing fee. Servicing fees are immaterial and no servicing asset or liability has been recognized. The company may incur a recourse obligation in limited circumstances. Separate accruals have been established for recourse obligations and are immaterial as of September 30, 2023.

As of September 30, 2023, we had sold accounts receivable having an aggregate face value of $209.0 million in exchange for cash proceeds of $209.0 million. In connection with this sale, we recorded $4.9 million of expense, consisting of $1.6 million of estimated yield charges representing a loss on sale and $3.3 million of transaction costs, within “Other expense, net” in the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023. We used $50.0 million of the cash proceeds to fully repay the outstanding borrowings under the Revolving Credit Facility and the remainder will be used for general corporate purposes. The SPV holds unsold receivables of $130.6 million as of September 30, 2023 that are pledged as collateral to PNC.

4. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2023	2022	2023
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(511.7)	$(226.6)	$(590.8)	$(865.8)
Weighted average shares outstanding:
Common stock	210.8	216.0	210.7	214.8
Number of shares used in per share computations	210.8	216.0	210.7	214.8
Net loss per share	$(2.43)	$(1.05)	$(2.80)	$(4.03)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 24.2 million and 41.1 million potential common shares from the computation of dilutive loss per share for the three months ended September 30, 2022 and 2023, respectively, and 24.2 million and 41.1 million potential shares for the nine months ended September 30, 2022 and 2023, respectively, because the effect would have been anti-dilutive.

5. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2022	September 30, 2023
Computers and equipment	$1,131.2	$1,156.0
Software	464.2	458.9
Furniture and fixtures	15.8	15.8
Buildings and leasehold improvements	402.2	406.3
Property, equipment and software, at cost	2,013.4	2,037.0
Less: Accumulated depreciation	(1,400.3)	(1,437.4)
Work in process	15.2	14.8
Property, equipment and software, net	$628.3	$614.4

For the three and nine months ended September 30, 2022, we recognized property, equipment and software impairment charges of $15.3 million related to the OpenStack Public Cloud long-lived assets. See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for discussion of the long-lived asset impairment charges.

In October 2022, we announced our intention to sell our current corporate headquarters facility located in Windcrest, Texas and relocate our corporate headquarters to leased office space in San Antonio, Texas. As of December 31, 2022, this property met the criteria to be classified as held for sale under GAAP. The property's previous carrying amount of $82.7 million was written down to its estimated fair value, less estimated cost to sell, of $12.1 million, resulting in a $70.6 million impairment charge included in "Impairment of assets, net" in the fourth quarter of 2022. The property's estimated fair value, less estimated cost to sell, of $12.1 million was recorded in "Other current assets" in the Condensed Consolidated Balance Sheets as of December 31, 2022.

In July 2023, we entered into a purchase and sale agreement with a potential buyer of the property for $21.5 million. Under held for sale accounting, the carrying amount of the property held for sale should be remeasured each reporting period for changes in fair value less cost to sell. As such, we increased the property’s estimated fair value, less estimated cost to sell, to $20.7 million as of September 30, 2023, resulting in an $8.6 million gain, which is included in "Impairment of assets, net" in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023. We are currently in negotiations with certain local governments and other parties to terminate the Master Economic Incentives Agreement associated with the property which could require us to pay a termination fee upon completion of the sale.

6. Goodwill and Intangible Assets

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

(In millions)	Public Cloud	Private Cloud	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total Consolidated
Gross goodwill as of December 31, 2022	$—	$—	$2,656.6	$328.0	$52.4	$3,037.0
Less: Accumulated impairment charges	—	—	(700.2)	(129.3)	(52.4)	(881.9)
Goodwill, net as of December 31, 2022	—	—	1,956.4	198.7	—	2,155.1
Reallocation adjustment (1)	594.7	1,560.4	(1,956.4)	(198.7)	—	—
Impairment of goodwill	—	(708.8)	—	—	—	(708.8)
Foreign currency translation	0.7	1.1	—	—	—	1.8
Goodwill, net as of September 30, 2023	$595.4	$852.7	$—	$—	$—	$1,448.1

Gross goodwill as of September 30, 2023	$595.4	$1,561.5	$—	$—	$—	$2,156.9
Less: Accumulated impairment charges	—	(708.8)	—	—	—	(708.8)
Goodwill, net as of September 30, 2023	$595.4	$852.7	$—	$—	$—	$1,448.1
(1)     Represents the adjustment to reallocate goodwill of the former Multicloud Services and Apps & Cross Platform reportable segments to Public Cloud and Private Cloud reportable segments, using the relative fair value basis, as a result of the January 1, 2023 reorganization.

See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for discussion of the goodwill impairment charges recorded during the nine months ended September 30, 2022 and 2023.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2022			September 30, 2023
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,928.5	$(914.9)	$1,013.6	$1,929.3	$(1,033.0)	$896.3
Other	27.7	(22.3)	5.4	27.7	(26.2)	1.5
Total definite-lived intangible assets	1,956.2	(937.2)	1,019.0	1,957.0	(1,059.2)	897.8
Trade name (indefinite-lived)	217.0	—	217.0	160.0	—	160.0
Total intangible assets other than goodwill	$2,173.2	$(937.2)	$1,236.0	$2,117.0	$(1,059.2)	$1,057.8
During the three and nine months ended September 30, 2023 we recognized impairment charges of $57.0 million related to our trade name indefinite-lived intangible asset.

Additionally, during the three and nine months ended September 30, 2022 we recognized impairment charges of $21.0 million and $22.4 million related to our trade name indefinite-lived intangible asset and the OpenStack Public Cloud definite-lived intangible assets, respectively.

For more information, see the discussion of our impairment charges in Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

7. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2022		September 30, 2023
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
Term Loan Facility	February 15, 2028	7.38%	$2,259.8	8.19%	$2,242.5
Revolving Credit Facility	August 7, 2025	—%	—	—%	—
3.50% Senior Secured Notes	February 15, 2028	3.50%	550.0	3.50%	550.0
5.375% Senior Notes	December 1, 2028	5.375%	550.0	5.375%	300.0
Less: unamortized debt issuance costs			(30.7)		(24.2)
Less: unamortized debt discount			(10.7)		(9.3)
Total debt			3,318.4		3,059.0
Less: current portion of debt			(23.0)		(47.4)
Debt, excluding current portion			$3,295.4		$3,011.6
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

As of September 30, 2023, the interest rate on the Term Loan Facility was 8.19%. We are required to make quarterly principal payments of $5.8 million, which began on June 30, 2021. See Note 12, "Derivatives," for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

Affiliates of ABRY Partners, LLC and ABRY Partners II, LLC (collectively, "ABRY"), are Term Loan Facility lenders under the First Lien Credit Agreement. As of September 30, 2023, the outstanding principal amount of the Term Loan Facility was $2,242.5 million, of which $58.5 million, or 2.6%, is due to ABRY affiliates. Investment funds affiliated with ABRY are also co-investors in Rackspace Technology.

As of September 30, 2023, Apollo Global Management, Inc. also held $24.3 million, or 1.1%, of the outstanding principal amount of the Term Loan Facility.

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

The fair value of the Term Loan Facility as of September 30, 2023 was $1,009.1 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of September 30, 2023, we were in compliance with all covenants under the Senior Facilities.

The Revolving Credit Facility matures on August 7, 2025. During the nine months ended September 30, 2023, we borrowed and fully repaid $50.0 million. As of September 30, 2023, we had total commitments of $375.0 million, no outstanding borrowings under the Revolving Credit Facility, and $3.5 million of letters of credit issued thereunder. As such, as of September 30, 2023, we had $375.0 million of available commitments remaining.

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

As of September 30, 2023, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of September 30, 2023 was $247.5 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

During the three and nine months ended September 30, 2023, Rackspace Technology Global repurchased and surrendered for cancellation $85.2 million and $250.0 million principal amount of 5.375% Senior Notes for $29.8 million and $86.6 million, including accrued interest of $0.8 million and $2.1 million, respectively. In connection with these repurchases, we recorded a "Gain on debt extinguishment" of $55.4 million and $163.1 million, respectively, in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023, which includes $0.8 million and $2.4 million of unamortized debt issuance costs write-offs, respectively.

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

As of September 30, 2023, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of September 30, 2023 was $96.0 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

Subsequent to September 30, 2023 and through November 9, 2023, Rackspace Technology Global repurchased and surrendered for cancellation an additional $24.4 million aggregate principal amount of 5.375% Senior Notes for $8.9 million, including accrued interest of $0.4 million and excluding related fees and expenses.

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

Hosted Exchange Incident

We are named in several lawsuits in connection with the December 2022 ransomware incident which caused service disruptions on our Hosted Exchange email business. The pending lawsuits seek, among other things, equitable and compensatory relief. We are vigorously defending these matters. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. However, at this early stage in the proceedings, we are not able to determine the probability of the outcome of these matters or a range of reasonably expected losses, if any. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate. During the three and nine months ended September 30, 2023, we recorded $0.1 million and $5.0 million, respectively, of expenses related to the Hosted Exchange incident, including costs to investigate and remediate, legal and other professional services, and supplemental staff resources that were deployed to provide support to customers. We recorded $5.4 million of loss recovery insurance proceeds received or expected to be received during the three and nine months ended September 30, 2023.

Headquarters Lease

In February 2023, we signed an agreement to lease approximately 93,000 square feet of office space in San Antonio, Texas, which will serve as our new corporate headquarters. The initial lease term is 11 years, with three 5-year renewal options. In addition to monthly base rent, we will also pay a share of common area maintenance and operating expenses. As of September 30, 2023, the lease had not yet commenced.

9. Share Repurchase Program

On March 3, 2022, our board of directors authorized a program to repurchase up to $75.0 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws. During the nine months ended September 30, 2022, we repurchased $31.0 million, or 3.1 million shares, of our common stock on the open market under this program. No shares were repurchased during the three months ended September 30, 2022 or the three and nine months ended September 30, 2023. Shares purchased pursuant to the program are recorded as treasury stock at cost in the Condensed Consolidated Balance Sheets. The program expired on September 30, 2023.

10. Share-Based Compensation

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

During the nine months ended September 30, 2023, we granted 27.0 million restricted stock units ("RSUs") under the 2020 Incentive Plan with a weighted-average grant date fair value of $2.21. The majority of the RSUs were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service.

In addition, during the nine months ended September 30, 2023, 2.8 million performance stock units ("PSUs") were granted under the 2020 Incentive Plan with a weighted-average grant date fair value of $1.90, and 5.5 million long-term incentive cash units ("LTIC units") were granted under the 2020 Incentive Plan with a weighted-average fair value as of September 30, 2023 of $0.80. Both the PSUs and LTIC units represent the target amount of grants, and the actual number of shares or units awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on Rackspace's Total Shareholder Return ("TSR") relative to the TSR of a comparator group of IT and Cloud Services Companies. The awards are eligible to vest in equal annual installments over three years based on the attainment of the market condition and the employee's continued service through the end of the applicable measurement period and were valued using a Monte Carlo simulation. As the company intends to settle the LTIC units in cash, they are classified as a liability within "Other current liabilities" and "Other non-current liabilities" in the Condensed Consolidated Balance Sheets.

Total share-based compensation expense is comprised of the following equity and liability classified award amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023
Equity classified awards	$19.4	$17.0	$59.5	$50.3
Liability classified awards	—	0.2	—	1.6
Total share-based compensation expense	$19.4	$17.2	$59.5	$51.9

Total share-based compensation expense recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023
Cost of revenue	$2.8	$2.0	$9.0	$7.4
Selling, general and administrative expenses	16.6	15.2	50.5	44.5
Pre-tax share-based compensation expense	19.4	17.2	59.5	51.9
Less: Income tax benefit	(4.1)	(3.6)	(12.5)	(10.9)
Total share-based compensation expense, net of tax	$15.3	$13.6	$47.0	$41.0

As of September 30, 2023, there was $94.9 million of total unrecognized compensation cost related to stock options, RSUs, PSUs, and the ESPP, which will be recognized using the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

11. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three months ended September 30, 2023, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with the goodwill impairment recorded in the third quarter of 2023, the majority of which was nondeductible for income tax purposes, executive compensation that is nondeductible under Internal Revenue Code ("IRC") Section 162(m), the net impact of the geographic distribution of our earnings, tax effects from nondeductible share-based compensation as well as changes in our valuation allowance. For the nine months ended September 30, 2023, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with the goodwill impairments recorded in the first and third quarters of 2023, the majority of which were nondeductible for income tax purposes, executive compensation that is nondeductible under IRC Section 162(m), the net impact of the geographic distribution of our earnings, tax effects from nondeductible share-based compensation as well as changes in our valuation allowance. During the first quarter of 2023, we determined that certain deferred tax assets no longer meet the more likely than not recognition criteria. As such, we have provided a valuation allowance for these assets, which is incorporated into our annual effective tax rate. In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) issued model rules for a new global minimum tax framework (Pillar Two). Governments in many of the countries where we operate have issued, or are in the process of issuing, legislation on this rule. We are currently evaluating, but do not expect this rule to have a material impact on our consolidated financial statements.

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

As discussed in Note 7, "Debt", on April 26, 2023 we executed an amendment to our First Lien Credit Agreement, which governs borrowings under our Term Loan Facility. This amendment established Term SOFR as the benchmark rate for determining the applicable interest rate, replacing LIBOR. To continue to manage our exposure to interest rate risk associated with our Term Loan Facility, effective May 9, 2023, we amended our remaining swap agreement to change the index from three-month LIBOR (subject to a floor of 0.75%) to one-month Term SOFR (subject to a floor of 0.75%). The fixed rate also changed from 2.3820% to 2.34150% as a result of the swap agreement amendment. As described in Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies" we elected to apply certain practical expedients under GAAP to allow for this transition without any interruptions to hedge accounting treatment.

On a monthly basis, we net settle with the counterparty for the difference between the fixed rate of 2.34150% and the variable rate based upon the one-month Term SOFR (subject to a floor of 0.75%) as applied to the notional amount of the swap.

As of December 31, 2022 and September 30, 2023, the cash flow hedge was highly effective.

The key terms of interest rate swaps are presented below:

Effective Date	Fixed Rate Paid (Received)	December 31, 2022		September 30, 2023
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2016:
February 3, 2017	1.9040%	$—	Matured	$—	Matured	February 3, 2022
February 3, 2017	1.9040%	—	Matured	—	Matured	February 3, 2022

Entered into December 2018:
February 3, 2019	2.7490%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2020	2.7350%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2021	2.7360%	—	Terminated	—	Terminated	November 3, 2023
February 3, 2022	2.7800%	—	Terminated	—	Terminated	November 3, 2023

Entered into February 2021:
February 3, 2021	(1.9040)%	—	Matured	—	Matured	February 3, 2022
February 9, 2021	2.34150% (1)	1,350.0	Active	1,350.0	Active	February 9, 2026
Total		$1,350.0		$1,350.0
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

Fair Values of Derivatives on the Condensed Consolidated Balance Sheets

The fair values of our derivatives and their location on the Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2023 were as follows:

		December 31, 2022		September 30, 2023
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$44.3	$—	$54.7	$—
Interest rate swaps	Other non-current assets	80.5	—	60.3	—
Interest rate swaps	Other current liabilities (1)	—	17.3	—	17.3
Interest rate swaps	Other non-current liabilities (1)	—	39.1	—	24.6
Total		$124.8	$56.4	$115.0	$41.9
(1)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2022			September 30, 2023
(In millions)	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$124.8	$(56.4)	$68.4	$115.0	$(41.9)	$73.1

Liabilities
Interest rate swaps	$56.4	$(56.4)	$—	$41.9	$(41.9)	$—

Effect of Derivatives on the Condensed Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2023 was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2022	2023	2022	2023
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$(4.7)	$(4.7)	$(13.9)	$(13.8)

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$3.8	$14.7	$2.5	$40.4

Interest expense was $52.3 million and $56.5 million for the three months ended September 30, 2022 and 2023, respectively, and $152.9 million and $170.7 million for the nine months ended September 30, 2022 and 2023, respectively. As of September 30, 2023, the amount of cash flow hedge gain included within "Accumulated other comprehensive income" that is expected to be reclassified as a reduction to "Interest expense" over the next 12 months is approximately $56.1 million. See Note 13, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of September 30, 2023, our outstanding interest rate swap agreement was in a net asset position.

13. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at June 30, 2022	$(5.6)	$50.7	$45.1
Foreign currency translation adjustments, net of tax benefit of $1.7	(22.5)	—	(22.5)
Unrealized gain on derivative contracts, net of tax expense of $10.8	—	31.4	31.4
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $0.2(1)	—	0.6	0.6
Balance at September 30, 2022	$(28.1)	$82.7	$54.6
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

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at June 30, 2023	$(3.8)	$82.7	$78.9
Foreign currency translation adjustments, net of tax benefit of $0.7	(5.7)	—	(5.7)
Unrealized gain on derivative contracts, net of tax expense of $3.1	—	9.1	9.1
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $2.6 (1)	—	(7.5)	(7.5)
Balance at September 30, 2023	$(9.5)	$84.3	$74.8
(1)    Includes a reduction to interest expense recognized of $14.8 million related to the cash flow hedge gain for the three months ended September 30, 2023, partially offset by an increase to interest expense for the amortization of off-market swap value and accumulated loss at hedge de-designation of $4.7 million.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2022	$(10.0)	$81.4	$71.4
Foreign currency translation adjustments, net of tax expense of $0.2	0.5	—	0.5
Unrealized gain on derivative contracts, net of tax expense of $7.8	—	22.8	22.8
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $6.8 (1)	—	(19.9)	(19.9)
Balance at September 30, 2023	$(9.5)	$84.3	$74.8
(1)    Includes a reduction to interest expense recognized of $40.5 million related to the cash flow hedge gain for the nine months ended September 30, 2023, partially offset by an increase to interest expense for the amortization of off-market swap value and accumulated loss at hedge de-designation of $13.8 million.

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

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of consolidated segment operating profit to consolidated loss before income taxes for the three and nine months ended September 30, 2022 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023
Revenue by segment:
Public Cloud	$445.0	$432.8	$1,284.1	$1,312.3
Private Cloud	342.6	299.6	1,051.2	925.1
Total consolidated revenue	$787.6	$732.4	$2,335.3	$2,237.4

Segment operating profit:
Public Cloud	$28.1	$21.6	$92.5	$63.1
Private Cloud	116.2	84.9	385.7	264.6
Total consolidated segment operating profit	144.3	106.5	478.2	327.7
Corporate functions	(64.8)	(61.0)	(188.1)	(192.7)
Share-based compensation expense	(19.4)	(17.2)	(59.5)	(51.9)
Special bonuses and other compensation expense (1)	(2.4)	(3.3)	(8.2)	(9.7)
Transaction-related adjustments, net (2)	(2.4)	(1.6)	(9.6)	(4.1)
Restructuring and transformation expenses (3)	(26.1)	(14.3)	(74.3)	(63.0)
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	—	5.3	—	0.4
Amortization of intangible assets (4)	(42.0)	(39.7)	(126.4)	(121.6)
Impairment of goodwill	(405.2)	(165.7)	(405.2)	(708.8)
UK office closure (5)	—	—	—	(12.1)
Impairment of assets, net	(58.7)	(48.4)	(58.7)	(48.4)
Interest expense	(52.3)	(56.5)	(152.9)	(170.7)
Gain (loss) on investments, net	(0.1)	—	(0.4)	0.2
Gain on debt extinguishment	—	55.4	—	163.1
Other expense, net	(6.0)	(2.6)	(15.5)	(0.3)
Total consolidated loss before income taxes	$(535.1)	$(243.1)	$(620.6)	$(891.9)

(1)	Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(2)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(3)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. This amount also includes total charges of $1.0 million and $5.2 million for the three and nine months ended September 30, 2022, respectively, related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

(4)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(5)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.

The table below presents depreciation expense included in segment operating profit above for the three and nine months ended September 30, 2022 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023
Public Cloud	$2.0	$2.4	$6.3	$7.0
Private Cloud	42.2	42.2	130.7	131.0
Corporate functions	10.4	5.8	33.0	22.9
Total depreciation expense	$54.6	$50.4	$170.0	$160.9

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

Overview

We are a leading end-to-end, hybrid multicloud technology services company. We design, build and operate our customers' cloud environments across all major technology platforms, irrespective of technology stack or deployment model. We partner with our customers at every stage of their cloud journey, enabling them to modernize applications, build new products and adopt innovative technologies.

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

In December 2022, we experienced a ransomware incident which caused service disruptions for our Hosted Exchange customers. The Hosted Exchange email business is a managed email solution provided to small and medium businesses and represented approximately 1% of our total annual revenue. Following discovery of the incident, we engaged an industry-leading global cybersecurity firm to help investigate the incident and remediate as necessary. The firm confirmed that the incident was quickly contained and limited solely to the Hosted Exchange email business. We have sunset the on-premises Hosted Exchange platform and have transitioned many customers from the Hosted Exchange platform to Microsoft 365 through our reseller agreement with Microsoft. During the three and nine months ended September 30, 2023, we recorded $0.1 million and $5.0 million, respectively, of expenses related to the Hosted Exchange incident, including costs to investigate and remediate, legal and other professional services, and supplemental staff resources that were deployed to provide support to customers. We expect to continue to incur legal and other professional services costs in future periods and will expense those costs as incurred. We maintain cybersecurity insurance commensurate with the size of our business, and expect that a significant portion of the incremental costs related to the Hosted Exchange incident will be covered by insurance. However, the timing of insurance reimbursements may differ from the timing of recognition of the related expenses. During the three and nine months ended September 30, 2023, we recorded $5.4 million of loss recovery insurance proceeds received or expected to be received related to the Hosted Exchange incident.

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

Business Mix Shift

The mix of revenue has shifted in recent years, from our Private Cloud offerings to infrastructure resale and services within Public Cloud. Private Cloud offerings are generally hosted on our own infrastructure and deliver higher segment operating margins, but also require a higher level of capital expenditures. Conversely, Public Cloud segment operating margins are lower, driven by high volumes of infrastructure resale revenue which come at significantly lower margins. However, Public Cloud requires significantly less capital expenditures. Going forward, the focus in Public Cloud is on expanding segment operating margins by driving cost efficiencies and growing services revenue, which are expected to come at higher margins than infrastructure resale.

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

Our capital expenditures equaled 4% of our revenue for both the three months ended September 30, 2022 and 2023 and 4% and 6% of our revenue for the nine months ended September 30, 2022 and 2023, respectively. While we saw an increase in capital expenditures for the nine months ended September 30, 2023, we expect to return to our historical capital intensity levels over the longer term.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2023

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended September 30,				Year-Over-Year Comparison
	2022		2023
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$787.6	100.0%	$732.4	100.0%	$(55.2)	(7.0)%
Cost of revenue	(580.5)	(73.7)%	(580.4)	(79.2)%	0.1	—%
Gross profit	207.1	26.3%	152.0	20.8%	(55.1)	(26.6)%
Selling, general and administrative expenses	(219.9)	(27.9)%	(177.3)	(24.2)%	42.6	(19.4)%
Impairment of goodwill	(405.2)	(51.4)%	(165.7)	(22.6)%	239.5	(59.1)%
Impairment of assets, net	(58.7)	(7.5)%	(48.4)	(6.6)%	10.3	(17.5)%
Loss from operations	(476.7)	(60.5)%	(239.4)	(32.7)%	237.3	(49.8)%
Other income (expense):
Interest expense	(52.3)	(6.6)%	(56.5)	(7.7)%	(4.2)	8.0%
Loss on investments, net	(0.1)	(0.0)%	—	—%	0.1	(100.0)%
Gain on debt extinguishment	—	—%	55.4	7.6%	55.4	100.0%
Other expense, net	(6.0)	(0.8)%	(2.6)	(0.4)%	3.4	(56.7)%
Total other income (expense)	(58.4)	(7.4)%	(3.7)	(0.5)%	54.7	(93.7)%
Loss before income taxes	(535.1)	(67.9)%	(243.1)	(33.2)%	292.0	(54.6)%
Benefit for income taxes	23.4	3.0%	16.5	2.3%	(6.9)	(29.5)%
Net loss	$(511.7)	(65.0)%	$(226.6)	(30.9)%	$285.1	(55.7)%

Revenue

Revenue decreased $55 million, or 7.0%, to $732 million in the three months ended September 30, 2023 from $788 million in the three months ended September 30, 2022. Revenue declined due to Private Cloud and Public Cloud, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue decreased 7.7% year-over-year. The following table presents revenue growth by segment:

	Three Months Ended September 30,		% Change
(In millions, except %)	2022	2023	Actual	Constant Currency (a)
Public Cloud	$445.0	$432.8	(2.7)%	(3.1)%
Private Cloud	342.6	299.6	(12.5)%	(13.8)%
Total	$787.6	$732.4	(7.0)%	(7.7)%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the three months ended September 30, 2023 decreased 3% on an actual and constant currency basis, from the three months ended September 30, 2022. The decline was due to macro-economic pressures which caused a tightening of customer discretionary spend and optimizations.

Private Cloud revenue in the three months ended September 30, 2023 decreased 13% on an actual basis and 14% on a constant currency basis, from the three months ended September 30, 2022, due to customers rolling off old generation private cloud offerings, expected decline in legacy OpenStack offerings, and the impact from the December 2022 Hosted Exchange ransomware incident.

Cost of Revenue

Cost of revenue was flat between periods due to the following drivers. Consulting professional fees and data center costs increased primarily to support growth for certain large customers. In addition, there was an increase in usage charges for third-party infrastructure. The increase in expense was offset by a decline in personnel costs primarily due to a reduction in headcount between periods and lower non-equity incentive compensation, partially offset by higher severance expense.

As a percentage of revenue, cost of revenue increased 550 basis points in the three months ended September 30, 2023 to 79.2% from 73.7% in the three months ended September 30, 2022, primarily driven by a 390 basis point increase in usage charges for third-party infrastructure. Higher data center and professional fees also contributed to the increase in basis points between periods.

Gross Profit

Our gross profit was $152 million in the three months ended September 30, 2023, a decrease of $55 million from $207 million in the three months ended September 30, 2022. Our consolidated gross margin was 20.8% in the three months ended September 30, 2023, a decrease of 550 basis points from 26.3% in the three months ended September 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $43 million, or 19%, to $177 million in the three months ended September 30, 2023 from $220 million in the three months ended September 30, 2022. Contributing to the reduction in expense was a wind down of certain business optimization initiatives between periods. In addition, personnel costs declined due to a reduction in salaries driven by lower headcount and decreases in share-based compensation, non-equity incentive compensation, and commissions expense. Other non-personnel costs fluctuations include lower professional fees, driven by insurance proceeds recorded in the current period related to the December 2022 Hosted Exchange ransomware incident, and a reduction in depreciation and amortization expense between periods.

As a percentage of revenue, selling, general and administrative expenses decreased 370 basis points, to 24.2% in the three months ended September 30, 2023 from 27.9% in the three months ended September 30, 2022, for the reasons discussed above.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $239 million in the three months ended September 30, 2023, an increase of $237 million from $477 million loss from operations in the three months ended September 30, 2022. Our Non-GAAP Operating Profit was $46 million in the three months ended September 30, 2023, a decrease of $34 million from $80 million in the three months ended September 30, 2022. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Three Months Ended September 30,
(In millions)	2022	2023
Loss from operations	$(476.7)	$(239.4)
Share-based compensation expense	19.4	17.2
Special bonuses and other compensation expense (a)	2.4	3.3
Transaction-related adjustments, net (b)	2.4	1.6
Restructuring and transformation expenses (c)	26.1	14.3
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	—	(5.3)
Impairment of goodwill	405.2	165.7
Impairment of assets, net	58.7	48.4
Amortization of intangible assets (d)	42.0	39.7
Non-GAAP Operating Profit	$79.5	$45.5

(a)	Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(b)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(c)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. This amount also includes total charges of $1.0 million for the three months ended September 30, 2022 related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

(d)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Three Months Ended September 30,				Year-Over-Year Comparison
(In millions, except %)	2022		2023
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$28.1	6.3%	$21.6	5.0%	$(6.5)	(23.1)%
Private Cloud	116.2	33.9%	84.9	28.3%	(31.3)	(26.9)%
Total consolidated segment operating profit	144.3		106.5		(37.8)	(26.2)%
Corporate functions	(64.8)		(61.0)		3.8	(5.9)%
Non-GAAP Operating Profit	$79.5		$45.5		$(34.0)	(42.8)%

Public Cloud operating profit decreased 23% in the three months ended September 30, 2023 from the three months ended September 30, 2022. Segment operating profit as a percentage of segment revenue decreased by 130 basis points, reflecting a 3% decrease in segment revenue, partially offset by a 1% decrease in segment operating expenses.

Private Cloud operating profit decreased 27% in the three months ended September 30, 2023 from the three months ended September 30, 2022. Segment operating profit as a percentage of segment revenue decreased by 560 basis points, due to a 13% decrease in segment revenue, partially offset by a 5% decrease in segment operating expenses. The decrease in costs was mainly driven by a reduction in personnel costs.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 6% in the three months ended September 30, 2023 from the three months ended September 30, 2022 primarily due to a reduction in depreciation and amortization expense between periods.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 14, "Segment Reporting."

Impairment of Goodwill

We performed an interim goodwill impairment analysis as of September 30, 2023 based on our assessment of several events and circumstances that affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance, overall change in economic climate, changes in the industry and competitive environment, market capitalization, and earnings quality and sustainability. As a result, we determined that the carrying value of our Private Cloud reporting unit exceeded its fair value and recorded an impairment of goodwill of $166 million in the three months ended September 30, 2023.

We performed an interim goodwill impairment analysis as of September 1, 2022 based on our assessment of several events and circumstances that affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. In addition, as of September 1, 2022, we lowered our projected operating results primarily due to product mix shifts and market concerns related to inflation, supply chain disruption issues and other macroeconomic factors. As a result, we determined that the carrying value of our former Multicloud Services reporting unit exceeded its fair value and recorded an impairment of goodwill of $405 million in the three months ended September 30, 2022.

Impairment of Assets, Net

We also evaluated our indefinite-lived intangible asset for impairment as of September 30, 2023. As a result of this evaluation, we recorded a $57 million impairment of our indefinite-lived intangible asset in the three months ended September 30, 2023.

Similarly, we also evaluated our indefinite-lived intangible asset and long-lived assets for impairment as of September 1, 2022. As a result of these evaluations, we recorded total impairment charges of $59 million in the three months ended September 30, 2022, consisting of a $21 million impairment of our indefinite-lived intangible asset and a $38 million impairment of OpenStack Public Cloud long-lived assets.

In addition, in the three months ended September 30, 2023, we recorded a $9 million increase in the estimated fair value, less estimated cost to sell, of our corporate headquarters which was classified as held for sale under GAAP as of December 31, 2022. See Item 1 of Part I, Financial Statements - Note 5, "Property, Equipment and Software, net" for more information.

Interest Expense

Interest expense increased $4 million, or 8%, to $57 million in the three months ended September 30, 2023 from $52 million in the three months ended September 30, 2022, due primarily to rising interest rates and the impact on our variable-rate Term Loan Facility.

Gain on Debt Extinguishment

We recorded a $55 million gain on debt extinguishment in the three months ended September 30, 2023 related to repurchases of $85 million principal amount of 5.375% Senior Notes. We did not record a gain on debt extinguishment in the three months ended September 30, 2022.

Other Expense, Net

Other expense, net decreased to $3 million in the three months ended September 30, 2023 from $6 million in the three months ended September 30, 2022 primarily due to foreign currency transaction gains, partially offset by $5 million of expense recorded in the current period related to the executed Receivables Facility.

Benefit for Income Taxes

Our income tax benefit decreased to $17 million in the three months ended September 30, 2023 from $23 million in the three months ended September 30, 2022. Our effective tax rate increased to 6.8% in the three months ended September 30, 2023 from 4.4% in the three months ended September 30, 2022. The increase in the effective tax rate year-over-year and the difference between the effective tax rate and the statutory rate for the three months ended September 30, 2023 is primarily due to the tax impact associated with changes in the valuation allowance, geographic distribution of profits, the tax effects from nondeductible share-based compensation, executive compensation that is nondeductible under IRC Section 162(m), and the tax impact associated with the goodwill impairment recorded in the third quarter of 2023, the majority of which was nondeductible for income tax purposes.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2023

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Nine Months Ended September 30,				Year-Over-Year Comparison
	2022		2023
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$2,335.3	100.0%	$2,237.4	100.0%	$(97.9)	(4.2)%
Cost of revenue	(1,678.2)	(71.9)%	(1,762.7)	(78.8)%	(84.5)	5.0%
Gross profit	657.1	28.1%	474.7	21.2%	(182.4)	(27.8)%
Selling, general and administrative expenses	(645.0)	(27.6)%	(601.7)	(26.9)%	43.3	(6.7)%
Impairment of goodwill	(405.2)	(17.3)%	(708.8)	(31.7)%	(303.6)	74.9%
Impairment of assets, net	(58.7)	(2.5)%	(48.4)	(2.2)%	10.3	(17.5)%
Loss from operations	(451.8)	(19.3)%	(884.2)	(39.5)%	(432.4)	95.7%
Other income (expense):
Interest expense	(152.9)	(6.5)%	(170.7)	(7.6)%	(17.8)	11.6%
Gain (loss) on investments, net	(0.4)	(0.0)%	0.2	0.0%	0.6	NM
Gain on debt extinguishment	—	—%	163.1	7.3%	163.1	100.0%
Other expense, net	(15.5)	(0.7)%	(0.3)	(0.0)%	15.2	(98.1)%
Total other income (expense)	(168.8)	(7.2)%	(7.7)	(0.3)%	161.1	(95.4)%
Loss before income taxes	(620.6)	(26.6)%	(891.9)	(39.9)%	(271.3)	43.7%
Benefit for income taxes	29.8	1.3%	26.1	1.2%	(3.7)	(12.4)%
Net loss	$(590.8)	(25.3)%	$(865.8)	(38.7)%	$(275.0)	46.5%
NM = not meaningful.

Revenue

Revenue decreased $98 million, or 4.2%, to $2,237 million in the nine months ended September 30, 2023 from $2,335 million in the nine months ended September 30, 2022. Revenue declined primarily due to Private Cloud, partially offset by growth in Public Cloud, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue decreased 4.0% year-over-year. The following table presents revenue growth by segment:

	Nine Months Ended September 30,		% Change
(In millions, except %)	2022	2023	Actual	Constant Currency (a)
Public Cloud	$1,284.1	$1,312.3	2.2%	2.3%
Private Cloud	1,051.2	925.1	(12.0)%	(11.8)%
Total	$2,335.3	$2,237.4	(4.2)%	(4.0)%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the nine months ended September 30, 2023 increased 2% on an actual and constant currency basis, from the nine months ended September 30, 2022. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Offerings in this segment with the strongest growth include infrastructure resale on AWS, Microsoft Azure and Google Cloud.

Private Cloud revenue in the nine months ended September 30, 2023 decreased 12% on an actual and constant currency basis, from the nine months ended September 30, 2022, due to customers rolling off old generation private cloud offerings, expected decline in legacy OpenStack offerings, and the impact from the December 2022 Hosted Exchange ransomware incident.

Cost of Revenue

Cost of revenue increased $85 million, or 5%, to $1,763 million in the nine months ended September 30, 2023 from $1,678 million in the nine months ended September 30, 2022, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings. Consulting professional fees and data center costs increased primarily to support growth for certain large customers. In addition, license expense increased as a result of increased usage between periods. Personnel costs increased slightly due to higher severance expense in the nine months ended September 30, 2023, partially offset by lower salaries as a result of headcount reduction and a decrease in non-equity incentive compensation.

As a percentage of revenue, cost of revenue increased 690 basis points in the nine months ended September 30, 2023 to 78.8% from 71.9% in the nine months ended September 30, 2022, primarily driven by a 450 basis point increase in usage charges for third-party infrastructure. Higher personnel, data center, professional fees, and license costs also contributed to the increase in basis points between periods.

Gross Profit

Our gross profit was $475 million in the nine months ended September 30, 2023, a decrease of $182 million from $657 million in the nine months ended September 30, 2022. Our consolidated gross margin was 21.2% in the nine months ended September 30, 2023, a decrease of 690 basis points from 28.1% in the nine months ended September 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $602 million in the nine months ended September 30, 2023 compared to $645 million in the nine months ended September 30, 2022. Contributing to the reduction in expense was a wind down of certain business optimization initiatives between periods. In addition, personnel costs declined between periods due to a reduction in salaries driven by lower headcount and decreases in share-based compensation, non-equity incentive compensation, and commissions, partially offset by higher severance expense. Other non-personnel costs fluctuations include lower marketing spend and depreciation and amortization expense, offset by higher office rent. The increase in office rent includes $12 million of expense recognized for a UK office that we exited in the second quarter of 2023, prior to the lease end date.

As a percentage of revenue, selling, general and administrative expenses decreased 70 basis points, to 26.9% in the nine months ended September 30, 2023 from 27.6% in the nine months ended September 30, 2022 for the reasons discussed above.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $884 million in the nine months ended September 30, 2023, a decrease of $432 million from $452 million loss from operations in the nine months ended September 30, 2022. Our Non-GAAP Operating Profit was $135 million in the nine months ended September 30, 2023, a decrease of $155 million from $290 million in the nine months ended September 30, 2022. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Nine Months Ended September 30,
(In millions)	2022	2023
Loss from operations	$(451.8)	$(884.2)
Share-based compensation expense	59.5	51.9
Special bonuses and other compensation expense (a)	8.2	9.7
Transaction-related adjustments, net (b)	9.6	4.1
Restructuring and transformation expenses (c)	74.3	63.0
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	—	(0.4)
Impairment of goodwill	405.2	708.8
Impairment of assets, net	58.7	48.4
Amortization of intangible assets (d)	126.4	121.6
UK office closure (e)	—	12.1
Non-GAAP Operating Profit	$290.1	$135.0

(a)	Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(b)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(c)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, facility closure costs, and lease termination expenses. This amount also includes total charges of $5.2 million for the nine months ended September 30, 2022 related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

(d)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(e)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Nine Months Ended September 30,				Year-Over-Year Comparison
(In millions, except %)	2022		2023
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$92.5	7.2%	$63.1	4.8%	$(29.4)	(31.8)%
Private Cloud	385.7	36.7%	264.6	28.6%	(121.1)	(31.4)%
Total consolidated segment operating profit	478.2		327.7		(150.5)	(31.5)%
Corporate functions	(188.1)		(192.7)		(4.6)	2.4%
Non-GAAP Operating Profit	$290.1		$135.0		$(155.1)	(53.5)%

Public Cloud operating profit decreased 32% in the nine months ended September 30, 2023 from the nine months ended September 30, 2022. Segment operating profit as a percentage of segment revenue decreased by 240 basis points, reflecting a 5% increase in segment operating expenses, partially offset by a 2% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs due to the increase in revenue with additional increases in customer licenses.

Private Cloud operating profit decreased 31% in the nine months ended September 30, 2023 from the nine months ended September 30, 2022. Segment operating profit as a percentage of segment revenue decreased by 810 basis points, due to a 12% decrease in segment revenue, partially offset by a 1% decrease in segment operating expenses.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense increased 2% in the nine months ended September 30, 2023 from the nine months ended September 30, 2022 primarily due to increases in payroll costs and professional fees, partially offset by a decrease in depreciation and amortization expense between periods.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 14, "Segment Reporting."

Impairment of Goodwill

We recorded a total of $709 million in non-cash goodwill impairment charges in the nine months ended September 30, 2023.

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

We performed an interim goodwill impairment analysis as of September 30, 2023 based on our assessment of several events and circumstances that affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance, overall change in economic climate, changes in the industry and competitive environment, market capitalization and earnings quality and sustainability. As a result, we determined that the carrying value of our Private Cloud reporting unit exceeded its fair value and recorded a non-cash impairment of goodwill of $166 million in the third quarter of 2023.

We performed an interim goodwill impairment analysis as of September 1, 2022 based on our assessment of several events and circumstances that affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. In addition, as of September 1, 2022, we lowered our projected operating results primarily due to product mix shifts and market concerns related to inflation, supply chain disruption issues and other macroeconomic factors. As a result, we determined that the carrying value of our former Multicloud Services reporting unit exceeded its fair value and recorded an impairment of goodwill of $405 million in the third quarter of 2022.

See "Critical Accounting Policies and Estimates" in this section and Item 1 of Part I, Financial Statements - Note 6, "Goodwill and Intangible Assets" for further discussion.

Impairment of Assets, Net

We also evaluated our indefinite-lived intangible asset for impairment as of September 30, 2023. As a result of this evaluation, we recorded a $57 million impairment of our indefinite-lived intangible asset in the nine months ended September 30, 2023.

Similarly, we evaluated our indefinite-lived intangible asset and long-lived assets for impairment as of September 1, 2022. As a result of these evaluations, we recorded total impairment charges of $59 million in the nine months ended September 30, 2022, consisting of a $21 million impairment of our indefinite-lived intangible asset and a $38 million impairment of OpenStack Public Cloud long-lived assets.

In addition, in the nine months ended September 30, 2023, we recorded a $9 million increase in the estimated fair value, less estimated cost to sell, of our corporate headquarters which was classified as held for sale under GAAP as of December 31, 2022. See Item 1 of Part I, Financial Statements - Note 5, "Property, Equipment and Software, net" for more information.

Interest Expense

Interest expense increased $18 million, or 12%, to $171 million in the nine months ended September 30, 2023 from $153 million in the nine months ended September 30, 2022, due primarily to rising interest rates and the impact on our variable-rate Term Loan Facility.

Gain on Debt Extinguishment

We recorded a $163 million gain on debt extinguishment in the nine months ended September 30, 2023 related to repurchases of $250 million principal amount of 5.375% Senior Notes. We did not record a gain on debt extinguishment in the nine months ended September 30, 2022.

Other Expense, Net

Other expense, net decreased to $0.3 million in the nine months ended September 30, 2023 from $16 million in the nine months ended September 30, 2022 primarily due to foreign currency transaction gains and losses between periods.

Benefit for Income Taxes

Our income tax benefit decreased to $26 million in the nine months ended September 30, 2023 from $30 million in the nine months ended September 30, 2022. Our effective tax rate decreased to 2.9% in the nine months ended September 30, 2023 from 4.8% in the nine months ended September 30, 2022. The decrease in the effective tax rate year-over-year is primarily due to the tax impact associated with the goodwill impairments recorded in the first and third quarters of 2023 as well as changes in the valuation allowance. The majority of the goodwill impairments recorded in the first and third quarters of 2023 were nondeductible for income tax purposes. The difference between the effective tax rate and the statutory rate for the nine months ended September 30, 2023 is primarily due to the tax impact associated with the goodwill impairments recorded in the first and third quarters of 2023, executive compensation that is nondeductible under IRC Section 162(m), the geographic distribution of profits, tax effects from nondeductible share-based compensation as well as an increase in the valuation allowance.

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

The following tables present, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2023			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$445.0	$432.8	$(1.6)	$431.2	(2.7)%	(3.1)%
Private Cloud	342.6	299.6	(4.2)	295.4	(12.5)%	(13.8)%
Total	$787.6	$732.4	$(5.8)	$726.6	(7.0)%	(7.7)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2023			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$1,284.1	$1,312.3	$1.6	$1,313.9	2.2%	2.3%
Private Cloud	1,051.2	925.1	2.3	927.4	(12.0)%	(11.8)%
Total	$2,335.3	$2,237.4	$3.9	$2,241.3	(4.2)%	(4.0)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

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

The table below presents a reconciliation of gross profit to Non-GAAP Gross Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023
Gross profit	$207.1	$152.0	$657.1	$474.7
Share-based compensation expense	2.8	2.0	9.0	7.4
Other compensation expense (a)	0.4	1.2	1.6	3.3
Purchase accounting impact on expense (b)	0.6	0.6	2.1	1.9
Restructuring and transformation expenses (c)	0.8	6.2	9.2	16.0
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	—	—	—	0.3
Non-GAAP Gross Profit	$211.7	$162.0	$679.0	$503.6

(a)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(b)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
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

Net loss reconciliation to Non-GAAP Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023
Net loss	$(511.7)	$(226.6)	$(590.8)	$(865.8)
Share-based compensation expense	19.4	17.2	59.5	51.9
Special bonuses and other compensation expense (a)	2.4	3.3	8.2	9.7
Transaction-related adjustments, net (b)	2.4	1.6	9.6	4.1
Restructuring and transformation expenses (c)	26.1	14.3	74.3	63.0
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	—	(5.3)	—	(0.4)
Impairment of goodwill	405.2	165.7	405.2	708.8
UK office closure (d)	—	—	—	12.1
Impairment of assets, net	58.7	48.4	58.7	48.4
Net (gain) loss on divestiture and investments (e)	0.1	—	0.4	(0.2)
Gain on debt extinguishment (f)	—	(55.4)	—	(163.1)
Other expense, net (g)	6.0	2.6	15.5	0.3
Amortization of intangible assets (h)	42.0	39.7	126.4	121.6
Tax effect of non-GAAP adjustments (i)	(30.6)	(13.6)	(65.6)	(16.7)
Non-GAAP Net Income (Loss)	$20.0	$(8.1)	$101.4	$(26.3)

Net loss reconciliation to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023
Net loss	$(511.7)	$(226.6)	$(590.8)	$(865.8)
Share-based compensation expense	19.4	17.2	59.5	51.9
Special bonuses and other compensation expense (a)	2.4	3.3	8.2	9.7
Transaction-related adjustments, net (b)	2.4	1.6	9.6	4.1
Restructuring and transformation expenses (c)	26.1	14.3	74.3	63.0
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	—	(5.3)	—	(0.4)
Impairment of goodwill	405.2	165.7	405.2	708.8
UK office closure (d)	—	—	—	12.1
Impairment of assets, net	58.7	48.4	58.7	48.4
Net (gain) loss on divestiture and investments (e)	0.1	—	0.4	(0.2)
Gain on debt extinguishment (f)	—	(55.4)	—	(163.1)
Other expense, net (g)	6.0	2.6	15.5	0.3
Interest expense	52.3	56.5	152.9	170.7
Benefit for income taxes	(23.4)	(16.5)	(29.8)	(26.1)
Depreciation and amortization (j)	96.6	90.1	296.1	279.2
Adjusted EBITDA	$134.1	$95.9	$459.8	$292.6

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

(c)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. This amount also includes total charges of $1.0 million and $5.2 million for the three and nine months ended September 30, 2022, respectively, related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2022	2023	2022	2023
Net loss attributable to common stockholders	$(511.7)	$(226.6)	$(590.8)	$(865.8)
Non-GAAP Net Income (Loss)	$20.0	$(8.1)	$101.4	$(26.3)

Weighted average number of shares - Diluted	210.8	216.0	210.7	214.8
Effect of dilutive securities (a)	0.2	6.4	0.5	2.9
Non-GAAP weighted average number of shares - Diluted	211.0	222.4	211.2	217.7

Net loss per share - Diluted	$(2.43)	$(1.05)	$(2.80)	$(4.03)
Per share impacts of adjustments to net loss (b)	2.52	1.01	3.29	3.91
Per share impacts of shares dilutive after adjustments to net loss (a)	0.01	0.00	(0.01)	0.00
Non-GAAP Earnings (Loss) Per Share	$0.10	$(0.04)	$0.48	$(0.12)

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

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the Revolving Credit Facility. As of September 30, 2023, the Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn and outstanding as of September 30, 2023. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Facilities, the 5.375% Senior Notes and the 3.50% Senior Secured Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

On September 29, 2023, indirect subsidiaries of the company entered into a revolving agreement where a bankruptcy-remote special purpose vehicle can sell accounts receivable, based upon the face amount of eligible receivables in the collateral pool, up to an aggregate maximum limit of $300 million to a financial institution on a recurring basis in exchange for cash. As of September 30, 2023, we sold $209 million face value of receivables and collected cash proceeds of $209 million. We used $50 million of the proceeds to fully repay the outstanding borrowings under the Revolving Credit Facility.

On March 3, 2022, our board of directors authorized a program to repurchase up to $75 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws. During the nine months ended September 30, 2022, we repurchased $31 million, or 3.1 million shares, of our common stock on the open market under this program. No shares were repurchased during the nine months ended September 30, 2023 and the program authorization expired on September 30, 2023.

At September 30, 2023, we held $278 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $76 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $58 million outstanding with respect to these arrangements as of September 30, 2023. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $524 million outstanding with respect to operating and finance lease agreements as of September 30, 2023. We may choose to utilize such leasing arrangements in future periods.

As of September 30, 2023, we had $3,093 million aggregate principal amount outstanding under our Term Loan Facility, 5.375% Senior Notes, and 3.50% Senior Secured Notes, with $375 million of borrowing capacity available under the Revolving Credit Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for SOFR loans and at the end of every calendar quarter for base rate loans. As of September 30, 2023, the interest rate on the Term Loan Facility was 8.19%. We are required to make quarterly amortization payments of $5.8 million, which began on June 30, 2021. The Revolving Credit Facility includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This fee is subject to one step-down based on the net first lien leverage ratio. The Senior Facilities require us to make certain mandatory prepayments under certain conditions defined in the credit agreement.

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

As of September 30, 2023, $2,243 million aggregate principal amount of the Term Loan Facility remained outstanding and no borrowings were outstanding under the Revolving Credit Facility. See Item 1 of Part I, Financial Statements - Note 7, "Debt," for more information regarding our Senior Facilities.

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

As of September 30, 2023, $550 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

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

During the nine months ended September 30, 2023, we repurchased and surrendered for cancellation $250 million aggregate principal amount of 5.375% Senior Notes for $87 million, including accrued interest of $2 million and excluding related fees and expenses.

As of September 30, 2023, $300 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

Subsequent to September 30, 2023 and through November 9, 2023, Rackspace Technology Global repurchased and surrendered for cancellation an additional $24 million aggregate principal amount of 5.375% Senior Notes for $9 million, including accrued interest of $0.4 million and excluding related fees and expenses.

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

As of September 30, 2023, we were in compliance with all covenants under the Senior Facilities and the Indentures.

Capital Expenditures

The following table sets forth a summary of our capital expenditures for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2022	2023
Customer gear	$53.7	$102.9
Data center build outs	2.5	2.6
Office build outs	—	1.2
Capitalized software and other projects	42.8	37.1
Total capital expenditures	$99.0	$143.8

Capital expenditures were $144 million in the nine months ended September 30, 2023, compared to $99 million in the nine months ended September 30, 2022, an increase of $45 million. The increase in capital expenditures was driven by purchases of customer gear originally intended to support a specific new customer. This new customer did not materialize as expected; however, the gear is fungible and will be redeployed to support other business requirements.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2022	2023
Cash provided by operating activities	$219.2	$302.7
Cash used in investing activities	$(83.5)	$(62.3)
Cash used in financing activities	$(148.8)	$(191.4)

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

Net cash provided by operating activities was $303 million in the nine months ended September 30, 2023 compared to $219 million in the nine months ended September 30, 2022. The increase in operating cash was primarily driven by $209 million of cash proceeds received during the nine months ended September 30, 2023 related to the sale of a portion of our receivables. Partially offsetting this increase in cash was a $92 million increase in operating expense payments, largely for third-party infrastructure costs, and a $41 million increase in interest payments on debt.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities decreased $21 million, or 25%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was driven by an $8 million cash payment in connection with the acquisition of Just Analytics Pte. Ltd. and a $15 million payment for the purchase of a convertible promissory note that matures in 2027 during the nine months ended September 30, 2022.

Cash Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities increased $43 million, or 29%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The change was driven by an $85 million increase in net payments related to long-term debt between periods as the current period includes $85 million of 5.375% Senior Note repurchases, while the prior period only includes quarterly principal payments on our Term Loan Facility. In addition, there was an $11 million increase in finance lease principal payments between periods. Partially offsetting these drivers was $31 million in common stock share repurchases during the nine months ended September 30, 2022 as part of the program authorized in March 2022 and a $23 million reduction in principal payments of financing obligations.

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

Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Assets and liabilities are assigned to each of our reporting units if they are employed by a reporting unit and are considered in the determination of the reporting unit fair value. Certain assets and liabilities are shared by multiple reporting units, and thus, are allocated to each reporting unit based on the relative size of a reporting unit, primarily based on revenue. Subsequent to the January 1, 2023 business reorganization, we have two reporting units with goodwill: Public Cloud and Private Cloud. Goodwill allocated to our third reporting unit, OpenStack Public Cloud, was fully impaired during the fourth quarter of 2021.

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

For the quantitative goodwill impairment analysis performed as of January 1, 2023, we utilized a range of our weighted-average cost of capital of 10.5% to 12% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of January 1, 2023. As a result, we determined that the carrying amount of our Private Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $271 million, which is included in "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2023. The impairment primarily resulted from reduced growth rates as compared to the former Multicloud Services reporting unit and the reallocation of certain costs between the three reporting units to reflect the going-forward operating model following the business reorganization. The Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 20% and therefore no impairment was recognized.

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

For the quantitative goodwill impairment analysis performed as of March 31, 2023, we utilized a range of our weighted-average cost of capital of 10.0% to 11.5% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of March 31, 2023. As a result, we determined that the carrying amount of our Private Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $272 million, which is included in "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2023. The impairment was driven by the company's most recent cash flow projections as revised in the first quarter of 2023 which reflected current market conditions and current trends in business performance, including slower than anticipated actualization of bookings. The Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 14% and therefore no impairment was recognized.

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

During the third quarter of 2023, we experienced a sustained decline in our stock price resulting in our market capitalization being less than the carrying value of our combined reporting units. As of September 30, 2023, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance for the first nine months of the year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of September 30, 2023.

For the quantitative goodwill impairment analysis performed as of September 30, 2023, we utilized a range of our weighted-average cost of capital of 11.0% to 12.5% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of September 30, 2023. As a result, we determined that the carrying amount of our Private Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $166 million, which is included in "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023. The impairment was driven by the company's cash flow projections as revised in the third quarter of 2023 to reflect current market conditions and business mix shifts. The Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 17% and therefore no impairment was recognized.

We performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting units by utilizing changes in assumptions that reflect reasonably likely future changes in the discount rate used in the weighted-average cost of capital calculation and the terminal growth rate. Assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in decreases in fair value of our Private Cloud and Public Cloud reporting units of approximately $65 million and $52 million, respectively.

As of September 1, 2022, after considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting unit as of September 1, 2022.

For the interim quantitative goodwill impairment analysis performed as of September 1, 2022, we utilized the income approach to determine the fair value of our reporting units. We utilized a range of our weighted-average cost of capital of 10.0% to 12.0% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of September 1, 2022. As a result of our interim goodwill impairment test performed as of September 1, 2022, we determined that the carrying amount of our former Multicloud Services reporting unit exceeded its fair value and recorded a goodwill impairment charge of $405 million, which is included in "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022. The impairment was driven by deteriorating forecasted margins and cash flows within this reporting unit primarily due to slower than anticipated product mix shifts. Our former Apps & Cross Platform reporting unit was determined to have a fair value that exceeded its carrying value by approximately 15% and therefore no impairment was recognized.

We performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting unit by utilizing changes in assumptions that reflect reasonably likely future changes in the discount rate used in the weighted-average cost of capital calculation and the terminal growth rate. Assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in decreases in fair value of our former Multicloud Services and Apps & Cross Platform reporting units of approximately $235 million and $33 million, respectively.

As of January 1, 2023, March 31, 2023 and September 30, 2023, due to the factors discussed above, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method. Significant estimates and assumptions included in the relief from royalty method are expectations of revenue growth rates, and selection of royalty rate and discount rate. We utilized a royalty rate of 0.5% for all periods and a discount rate of 11% as of January 1, 2023 and March 31, 2023, and a discount rate of 11.9% as of September 30, 2023. We completed the quantitative assessments of our indefinite-lived intangible asset prior to testing our goodwill for impairment as of January 1, 2023 and March 31, 2023 which did not indicate any impairment of the Rackspace trade name.

The quantitative test as of September 30, 2023 indicated that the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $57 million non-cash impairment charge which is included in "Impairment of assets, net" in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023.

As of September 1, 2022, prior to performing the goodwill impairment analysis, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method. We utilized a royalty rate of 0.5% and a discount rate of 10.7%. We determined the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $21 million non-cash impairment charge which is included in "Impairment of assets, net" in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022.

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

Long-Lived Assets

We also performed recoverability tests of our long-lived assets in conjunction with the goodwill impairment analyses as of January 1, 2023, March 31, 2023, and September 30, 2023 which did not result in any impairment charges.

As of September 1, 2022, prior to performing the goodwill impairment analysis, we performed a recoverability test of our long-lived assets, including finite-lived intangible assets. Based on the results of the recoverability test, we determined that, as of September 1, 2022, the fair value of the OpenStack Public Cloud asset group’s underlying assets was less than the carrying value. Fair values of the OpenStack Public Cloud long-lived assets were determined using the cost approach. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. Estimates of floor values for the property, equipment and software, net, were considered relative to potential economic support for the assets such that the concluded value did not fall below the estimated floor value of these assets. We concluded that the carrying value of the OpenStack Public Cloud long-lived assets, including customer relationship intangibles and property, equipment and software, net, were impaired and recorded non-cash impairment charges of $38 million, which is included in "Impairment of assets, net" in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities, which includes our $375 million Revolving Credit Facility and $2,243 million outstanding under the Term Loan Facility. As of September 30, 2023, there was no outstanding borrowings under the Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $2,243 million outstanding under the Term Loan Facility. As of September 30, 2023, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities.

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

To continue to manage our exposure to interest rate risk associated with our Term Loan Facility, in May 2023 we amended our remaining swap agreement to change the index from three-month LIBOR (subject to a floor of 0.75%) to one-month Term SOFR (subject to a floor of 0.75%); consistent with the First Lien Credit Agreement amendment in April 2023. The fixed rate for this swap agreement is presented in the table below. As of September 30, 2023, the interest rate on the Term Loan Facility was 8.19%, equal to an applicable margin of 2.86% (including the credit spread adjustment of 0.11%) plus one-month Term SOFR for the interest period of 5.33%

The key terms of the swap outstanding as of September 30, 2023 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
February 2021	February 9, 2021	$1,350.0	2.34150%	February 9, 2026

See Item 1 of Part I, Financial Statements - Note 12, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See "Constant Currency Revenue." While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the nine months ended September 30, 2023, we recognized foreign currency transaction gains of $3 million within "Other expense, net" in our Condensed Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. In the nine months ended September 30, 2023, we expensed approximately $35 million for utility companies to power our data centers, representing approximately 2% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 3, 2022, our board of directors authorized a program to repurchase up to $75.0 million of shares of our common stock. The authorization was effective immediately and can be discontinued at any time. Under the program, shares may be repurchased from time to time through open-market transactions (including pre-set trading plans), privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws.

During the three months ended September 30, 2023, we did not repurchase any of our common stock and the program authorization expired on September 30, 2023.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

Durable Sell to Cover 10b5-1 Trading Arrangements

The officers (as defined in Rule 16a-1(f) of the Exchange Act) listed in the table below each adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) during the fiscal quarter ended September 30, 2023. The trading arrangements are in the form of durable sell-to-cover instructions and provide for sales of common stock necessary to satisfy such individual’s tax withholding obligations incurred in connection with the vesting or settlement of restricted stock units previously granted or that could in the future be granted by the company (whether vesting is based on the passage of time or the achievement of performance goals). The total number of shares of common stock that may be sold pursuant to the sell-to-cover instructions is not determinable and the sell-to-cover instructions will remain in place indefinitely unless revoked in writing.

Name	Title	Date Adopted
Amar Maletira	Chief Executive Officer	September 14, 2023
Naushaza Molu	Executive Vice President & Chief Financial Officer	September 6, 2023
Dharmendra Kumar Sinha	President, Public Cloud	September 14, 2023
Brian Lillie	President, Private Cloud	September 15, 2023
Srinivas Koushik	President, Technology & Sustainability	September 12, 2023
Kellie Teal-Guess	Executive Vice President & Chief Human Resources Officer	September 12, 2023
Mark Marino	Chief Accounting Officer	September 12, 2023
Casey Shilling	Chief Marketing Officer	September 18, 2023

Naushaza Molu, Executive Vice President and Chief Financial Officer

In addition, on September 8, 2023, Mr. Molu adopted a Rule 10b5-1 trading arrangement providing for the sale of 50% of the net vested shares of common stock received in connection with the vesting of restricted stock units and performance units in 2024. The plan has an end date of March 29, 2024.

ITEM 6 – EXHIBITS

Exhibit Number	Exhibit Description
10.1
Receivables Purchase Agreement, dated September 29, 2023, by and among Rackspace Receivables II LLC, the persons from time to time party thereto, PNC Bank, National Association, Rackspace US, Inc. and PNC Capital Markets LLC (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on October 4, 2023)

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

RACKSPACE TECHNOLOGY, INC.

Date:	November 9, 2023	By:	/s/ Naushaza “Bobby” Molu
Naushaza “Bobby” Molu
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)