Form 10-K
period 2023-12-31
Rackspace Technology, Inc.
filed 2024-03-15
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

Commission File Number: 001-39420

 RACKSPACE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-3369925
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
19122 US Highway 281 N.
Suite 128
San Antonio, Texas 78258
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of our most recently completed second fiscal quarter, was $139 million based upon the closing price of such shares on the Nasdaq Stock Market LLC on such date.

On March 7, 2024, 219,755,451 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

RACKSPACE TECHNOLOGY, INC.

COMMONLY USED OR DEFINED TERMS

Term	Definition
2017 Incentive Plan	Rackspace Technology, Inc. Equity Incentive Plan
2020 Incentive Plan	Rackspace Technology, Inc. 2020 Equity Incentive Plan
3.50% FLSO Notes	3.50% FLSO Senior Secured Notes due 2028
3.50% FLSO Notes Indenture	Indenture governing the 3.50% FLSO Notes
3.50% Notes Indenture	Indenture governing the 3.50% Senior Secured Notes
3.50% Senior Secured Notes	3.50% Senior Secured Notes due 2028
5.375% Notes Indenture	Indenture governing the 5.375% Senior Notes
5.375% Senior Notes	5.375% Senior Notes due 2028
ABRY	ABRY Partners, LLC and ABRY Partners II, LLC, collectively
AI	Artificial intelligence
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
APJ	Asia Pacific and Japan
Apollo	Apollo Global Management, Inc. and its subsidiaries
Apollo Global Securities	Apollo Global Securities, LLC
ASC	Accounting Standards Codification
ASC 420	Accounting Standards Codification No. 420, Exit or Disposal Cost Obligations
ASC 606	Accounting Standards Codification No. 606, Revenue from Contracts with Customers
ASC 842	Accounting Standards Codification No. 842, Leases
ASC 860	Accounting Standards Codification No. 860, Transfers and Servicing
ASU	Accounting Standards Update
AWS	Amazon Web Services
Citi	Citibank, N.A.
Datapipe	Datapipe Parent, Inc.
E.U.	European Union
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
February 2021 Refinancing Transaction	Debt refinancing transaction on February 9, 2021, in which we borrowed $2,300 million under the Term Loan Facility and issued $500 million of 3.50% Senior Secured Notes
First Lien Credit Agreement	Credit agreement governing the Senior Facilities
FLFO Term Loan Facility	First lien first out senior secured term loan facility
FLSO Term Loan Facility	First lien second out senior secured term loan facility
GAAP	Accounting principles generally accepted in the United States of America
Incentive Plans	2017 Incentive Plan and 2020 Incentive Plan, together
Inception Parent	Inception Parent, Inc.
Indentures	5.375% Notes Indenture and 3.50% Notes Indenture, together
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
July 2021 Restructuring Plan	Internal restructuring plan committed to on July 21, 2021
Just Analytics	Just Analytics Pte. Ltd.
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MOIC	Multiple of invested capital

Nasdaq	Nasdaq Stock Market LLC
New First Lien Credit Agreement	Credit agreement governing the New Senior Facilities
New Revolving Credit Facility	Senior secured first lien first out revolving credit facility
New Senior Facilities	FLFO Term Loan Facility, FLSO Term Loan Facility and New Revolving Credit Facility, together
PNC	PNC Bank, National Association
PSUs	Performance stock units
Prior Term Loan Facility	Senior secured first lien term loan facility entered into on November 3, 2016 and fully repaid in conjunction with the February 2021 Refinancing Transaction
R&D	Research and development
Rackspace Acquisition	November 3, 2016 acquisition of Rackspace Hosting, Inc. (now named Rackspace Technology Global, Inc.) by Inception Parent, Inc.
Rackspace Hosting	Rackspace Hosting, Inc.
Rackspace Technology	Rackspace Technology, Inc.
Rackspace Technology Global	Rackspace Technology Global, Inc.
Rackspace US	Rackspace US, Inc.
Receivables Purchase Facility	Accounts receivable purchase agreement entered into on September 29, 2023
Receivables Financing Facility	Accounts receivable financing agreement entered into on March 19, 2020
Revolving Credit Facility	Senior secured first lien revolving credit facility
RSUs	Restricted stock units
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Facilities	Term Loan Facility and Revolving Credit Facility, together
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
SPV	Special purpose vehicle
SSP	Standalone selling price
Term Loan Facility	Senior secured first lien term loan facility
U.K.	United Kingdom
U.S.	United States

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, including with respect to the Public Term Loan Exchange and the Public Note Exchange, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. The Public Term Loan Exchange and the Public Note Exchange are subject to customary closing conditions. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, and the risks and uncertainties disclosed or referenced in Part I Item 1A. of this report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Annual Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

PART I
ITEM 1 – BUSINESS

Overview

Rackspace Technology is a leading end-to-end, hybrid, multicloud and AI solutions company. We design, build, and operate our customers’ cloud environments across all major technology platforms, irrespective of technology stack or deployment model. We partner with our customers at every stage of their cloud journey, enabling them to modernize applications, build new products and adopt innovative technologies.

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
•The emergence of cloud-based business tools, such as data analytics, machine learning and AI, that help companies optimize business performance.
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

At the same time, several dominant players have emerged in the cloud computing industry: the “hyperscalers” – AWS, Google Cloud and Microsoft Azure, which are the leading public cloud providers; as well as VMware by Broadcom, which is a leading provider of private cloud technology. These technology providers operate cloud environments at a massive scale and have a significant cost-benefit advantage compared to a company-owned on-prem data center. They can also easily invest billions of dollars in product development and innovation, maintenance of the physical infrastructure and upkeep of important security protocols and technology.

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
As a result, businesses quickly find themselves in a multicloud paradigm that includes two or more hyperscaler platforms, private cloud and data and applications that are hosted on-premises or in a colocation or managed hosting facility. In such a complex environment, even the most sophisticated IT organizations at the largest multinational companies require outside resources to manage their multicloud strategy.

Rackspace Technology is a leading pure-play hybrid, multicloud and AI solutions company.

We help companies of all sizes manage their transition to the cloud, make sense of their IT infrastructure, migrate their data to the cloud, optimize their cloud presence on an ongoing basis, accelerate the responsible adoption of AI and manage the workloads best left to managed hosting or other mature platforms.

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

Our team of 5,800 highly skilled Rackers, including consultants and engineers, partners with companies at every stage of their cloud transformation journey and helps them:

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
•accelerate the responsible adoption of AI in their organization; and
•mine their business data for actionable insights using cloud data analytics tools.
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

•maintaining close relationships with the major cloud providers – AWS, Google Cloud, Microsoft Azure and VMware by Broadcom; and
•providing a full suite of cloud services across public and private cloud, as well as managed hosting and colocation services, so that enterprises can cost-effectively maintain legacy applications that are not cloud-ready while migrating their business to the cloud gradually.
We have a culture of innovation that permeates all that we do. Our Rackers gather insights from customers, cloud partners and each other to design, implement and operate advanced cloud environments. With our deep technical expertise, we build solutions alongside our customers to solve their most complex business challenges and explore their most promising business opportunities. Our tight-knit relationships with leading cloud partners enable Rackers to be on the front lines of cloud technology and among the first to utilize the latest capabilities of the cloud when our cloud partners launch new solutions. Our partnerships, Rackers and culture combine to ensure that we are at the forefront of major trends in technology, including cloud native application development, Internet of Things, AI and containers. We believe this expertise - and our ability to deliver it effectively - enables our customers to achieve their desired business outcomes, innovate faster and stay ahead of their competition.

Rackspace Fabric, our proprietary cloud software, is a significant differentiator.

Rackspace Fabric is the proprietary software that underpins our industry-leading automation. It includes over 200 unique tools and components to deliver our services and represents an investment of over $1 billion and 12 million hours of highly skilled professionals' time. We believe it gives us a sustainable competitive advantage that would be difficult, if not impossible, for a competitor to replicate. Rackspace Fabric serves as a single pane of glass through which customers can manage their entire cloud presence and delivers automation, AI, predictive analytics and proprietary tools that make our services even more reliable and easier to use.

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

Rackspace Fabric includes automation that ranges from service delivery to self-healing infrastructure, giving us the ability to anticipate and proactively respond to opportunities and threats. It ensures consistency in our customers’ experiences and allows our Rackers to automate key service and application management processes, freeing up resources to focus on strategic, high-value business opportunities. This drives an efficient business model that has generated revenue per employee of over $450,000 for the year ended December 31, 2022 and over $500,000 for the year ended December 31, 2023, which we believe is ahead of our competitors and in-line with leading SaaS companies.

Our go-to-market and service-delivery strategy.

Our business benefits from a highly efficient go-to-market strategy. Our sales efforts are led primarily by a team of over 700 quota-bearing representatives and customer success managers. Our ecosystem of partners serves as an extension of our direct sales force, providing a source of additional new business opportunities. Our customer engagement model begins with our professional services, where we partner with a customer to assess its objectives and design the best cloud strategy to meet its needs, and continues with our flexible recurring service offerings.

We deliver our services to a global customer base through an integrated service delivery model. We have a presence in more than 60 cities around the world. This footprint allows us to better serve customers based in various countries, especially multinational companies requiring cross-border solutions.

Our success has been recognized by third parties and customers alike. We served over 95,000 customers across 120 countries as of December 31, 2023. We are recognized in leading analyst firm reports, including the Gartner Magic Quadrant and Critical Capabilities for Public Cloud IT Transformation Services, the Forrester Wave: Multicloud Managed Services Providers, IDC Worldwide Managed Multicloud Services Marketscape, IDC Worldwide Managed Public Cloud Services Marketscape and multiple ISG Provider Lens reports focused on Public Cloud and Private/Hybrid Cloud and Data Center Solutions. In 2023 we received the following Provider Lens Leader designations for reports by ISG, a leading global technology research and advisory firm: Multi Public Cloud Services and Solutions, Cybersecurity Solutions and Services, Google Cloud Partner Ecosystem, AWS Partner Ecosystem, Microsoft Partner Ecosystem and Private/Hybrid Cloud - Data Center Services.

In addition, we have also received several industry partner awards including being awarded 3x Partner of the Year for Google- including the 2020 Google Cloud Breakthrough North America Partner of the Year Award, 2021, AWS Migration Partner of the Year (US), 2021, Kubernetes on Microsoft Azure Advanced Specialization, and Virtual Desktop Advanced Specialization, 2021, VMware CloudHealth Global Partner of the Year, 2021, and Dell Technologies Global Alliances – Excellence in Expansion, EMEA Award 2021. In 2023 we received several industry partner awards including AWS SI Partner of the Year - NAMER, AWS Sustainability Partner of the Year - NAMER and AWS Education Partner of the Year – EMEA and VMware 2023 Lifecycle Services Award for the Americas Region, Dell Technologies Excellence in Server and Storage Sales, Americas and 2023 Microsoft Partner of the Year Azure Intelligent Data Platform, Data & AI- Singapore.

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

During the time that Rackspace Technology was a private company from 2016 to 2020, management focused on transforming the business to serve companies that were migrating to the cloud. This included forging and strengthening partnerships with the major infrastructure providers such as AWS, Google, Microsoft and VMware by Broadcom; enhancing the company’s service offerings, including professional services, managed security and data services; building an enterprise sales force and professional services-driven sales approach to penetrate a broader market opportunity; and expanding the company’s geographic presence.

Today, we are a trusted partner to the global cloud ecosystem. We maintain close relationships with major cloud infrastructure and application vendors, enabling us to provide our customers with complete, unbiased hybrid and multicloud services, all through our single customer interface.

Our Integrated Services Portfolio

Effective on January 1, 2023, Rackspace Technology reorganized around a two-business unit operating model, Public Cloud and Private Cloud. Public Cloud and Private Cloud have very different business dynamics and require different skill sets and levels of investment to manage. This two-business unit operating model ensures increased focus, delivery and service quality for our customers. Beginning in 2023, we changed our segment reporting to reflect this reorganization under two reporting segments: Public Cloud and Private Cloud. The services across these two segments are described in more detail below:

•Private Cloud: Rackspace Private Cloud enables our customers to achieve their business outcomes at our world class data centers or in a colocation or edge facility strategic to our customers’ success and connected by our RackConnectTM Global network service, virtual backbone, or provider-based network services. The Private Cloud product portfolio includes:

•Programmatic Infrastructure: Programmatic Infrastructure is the foundation of Private Cloud and includes hardware and services for compute, network, storage, and data protection services. We partner with OEMs like Dell, Cisco, Palo Alto Networks, and NetApp to provide standard offers at scale or solutions tailored to our customers’ specific needs.

•Cloud Operating Systems: These services provide the operating layer for physical devices with a software defined data center from VMware by Broadcom or OpenStack. These offers include Enterprise, Business, Flex, and Anywhere packages to match our customers’ needs and locations.

•Platform-as-a-Service: Our PaaS offers include RMPK (a managed Kubernetes service), RXDB (a privately hosted Database-as-a-Service solution specializing in High Availability NoSQL databases), RSDM (a team of database experts to manage and optimize your database estate), and SPOT (a unique cloud infrastructure offer auctioned in an open market as turnkey fully managed Kubernetes clusters).

•Private Cloud Solutions: These solutions are specific to certain customer use cases including AI, ERP services like SAP and Oracle, Epic workloads for customers in our healthcare vertical, and Sovereign and Government compliant services.

•Private Cloud Services: To solve our customers’ challenges and meet them where they are in their digital transformation, we provide managed services, professional services, Elastic Engineering services, and security services. Additionally, our Rackspace Email service provides a fully managed email platform for customers and carriers.

•Public Cloud: These offerings address the challenges of managing applications and data on the AWS, Microsoft Azure and Google Cloud public clouds. We bundle the underlying public cloud infrastructure with our expertise and experience, managed services and proprietary tools. While the infrastructure providers are responsible for their data centers, servers, storage, networking and operating system software, we help customers navigate, migrate, modernize, architect and deploy their applications on those leading public cloud platforms. After a migration, we manage, secure and optimize the customer’s environments on an ongoing basis using our tools, automation and expertise, while supporting the customer with robust service level agreements. These offerings do not require us to commit significant capital expenditures given that third parties provide the infrastructure.
Within Public Cloud, we deliver innovative Cloud Offerings (pre-defined playbooks) that are delivered using services (Professional Services, Elastic Engineering, and Managed Services) to provide solutions to customer problems across all three public clouds (AWS, Azure, and Google Cloud). These solutions accelerate a "Do With" approach to cloud transformation and are enabled by Rackspace assets and accelerators. We take these solutions to our customers through four service lines - Cloud Platform, Cloud Apps, Cloud Security and Cloud Data.

•Cloud Platform: The Cloud Platform Service Line focuses on providing platform-related services such as cloud strategy and architecture, platform and infrastructure migrations, and modern cloud infrastructure. The outcomes are to have a well-architected, optimized sustainable workloads on a cloud platform.

•Cloud Apps: The application service line is focused on building and managing applications within a cloud technology stack. It involves building new cloud-native applications on AWS, Azure, and Google Cloud, as well as modernizing legacy applications through methods like re-platforming, container adoption, refactoring, and rewriting.

•Cloud Security: We provide fully-integrated security solutions that combine cutting-edge technology with our in-house Security Operations Center to provide customers with threat detection, analysis and remediation capabilities. Additionally, we have integrated security platforms into our management tools to give our customers one view of their organization’s vulnerability and threats.

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
•Cloud Data: Cloud Data Services are dedicated to helping customers accelerate the adoption of modern data solutions while enabling their business transformation. Leveraging our IP, delivery frameworks, and reference architectures, we provide professional services and managed services across Data Modernization, Cloud Native Data Platforms, Self Service Analytics, AI, and Machine Learning across AWS, Azure, and Google Cloud.

In June 2023, we launched Foundry for Artificial Intelligence (FAIRTM), a groundbreaking practice dedicated to helping organizations accelerate the responsible and sustainable adoption of AI solutions across all industries. FAIR offers three service offerings designed to meet the needs of every industry and organizational requirement. FAIR Ideate is an interactive and collaborative ideation workshop that helps organizations uncover actionable use cases for generative AI with defined business impacts. AI readiness diagnostics provide critical considerations for successful AI adoption. FAIR Incubate is an agile and iterative program that co-creates an enterprise's first generative AI solution. It establishes the technology stack and assesses the viability of AI, ensuring seamless integration into organizational processes. FAIR Industrialize is a systematic effort to transform the AI solution into a product, implementing governance, defining metrics, and optimizing the AI model and Distributed Cloud Infrastructure for continuous improvement.

We offer professional services across our entire portfolio, including hybrid, multicloud solutions, applications, security and data. As part of our professional services process, we meet customers at every stage of their cloud journey and design solutions focused on modernizing their infrastructure and applications to enhance the value of their cloud technologies. This process often serves as the starting point for new business opportunities; following our initial professional services engagement, a customer will typically use any combination of our managed services under long-term contracts, and will often use our professional services multiple times as their technology needs continue to evolve. For some new customer relationships, the early stages of the relationship can be weighted toward infrastructure revenue; in these cases, our customer success sales team is tasked with up-selling and cross-selling additional services, including professional services, to enhance the overall customer relationship.

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

•MyRackspace and other portals and associated mobile apps service over 550,000 active monthly users and support product specific self-service, insights, account management, security management, ticketing and billing. These portals are unified with our custom framework and design language, Pilot and Helix, providing a consistent experience and integrated navigation between our product lines and features. Our custom identity management system authenticates access to our user interfaces and APIs. This includes federation capabilities to integrate with our customers’ identity providers.
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

Our Growth Strategies

In order to continue to drive growth and capture our large market opportunity, key elements of our growth strategies include:

•growing our private cloud business with new solutions, such as Rackspace Software Defined Datacenter, Industry Cloud, Sovereign Cloud, Private AI Cloud and Edge;
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
•Cloud service providers and digital systems integrators provide either consultation and implementation services for digital workflows or cloud services for a single cloud vendor. The solutions offered by these companies are often narrow in scope and are not well-suited for companies with complex hybrid, multicloud objectives.

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

•Geography. We serve a global customer base. As of December 31, 2023, we served over 95,000 customers in over 120 countries.
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

We have low customer concentration; no customer represented 4% or more of our total revenue in 2023.

Our Approach to Partnerships

We benefit from differentiated partnerships with all major public and private cloud vendors, including AWS, Microsoft Azure, Google Cloud and VMware by Broadcom. These partnerships provide us with a competitive advantage unmatched by our competitors, spanning across multiple disciplines, including:

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
•Innovative solutions: We work closely with our partners’ product engineering teams as the baseline for our roadmap development and to provide input into our partners’ development plan. This critical input allows us and our partners to develop complementary services and technology. This has helped us arrive and stay at the forefront of innovation well before our competitors, and develop services and tools related to emerging technologies such as cloud-native application development, machine learning and AI.

We believe these relationships are beneficial to us, our partners and our customers. We and our partners both receive critical inputs for further innovation and benefit from joint go-to-market initiatives, while our customers are able to maximize their use of innovative technologies more efficiently, reduce time-to-market and remain competitive.

Sales and Delivery

Our services are sold via a global direct sales team of over 220 sales representatives and over 520 service delivery managers as of December 31, 2023, through third-party channel partners and through online orders on our website. Our sales model is based on both distributed and centralized sales teams with leads generated from customer referrals, channel partners and corporate marketing efforts.

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

Our Customer Success team includes over 520 Rackers and engages in client relationship, contract management, managing deliverables, client retention and growth of our install base. This team is responsible for understanding the existing customers’ changing business needs and translating them into IT requirements, resulting in successful project execution or alignment of our other service offerings.

Our Culture

At the heart of Fanatical Experience is our unique culture. We invest in the recruitment, development and retention of our Rackers. Inclusion and diversity are top priorities for our company; we attract and cultivate top talent from around the world with diverse backgrounds and a range of expertise. We are highly selective. In our quest to hire the best talent, less than 1% of all applicants are offered positions. We strive to ensure our employees are not just technical experts, but also obsessed with customer outcomes and delivering Fanatical Experience.

We offer Rackers various professional development opportunities through Rackspace University, along with award-winning onboarding and leadership development programs, enabling them to enhance their capabilities across technologies and further their professional growth.

Additionally, in 2023 we were recognized with several workplace-related awards:

•#1 Most Inspiring Workplace – Global, published by Inspiring Workplaces
•Top 50 Most Inspiring Workplaces – EMEA, published by Inspiring Workplaces
•Top 50 Most Inspiring Workplaces – North America, published by Inspiring Workplaces
•Top 10 Most Inspiring Workplaces – Australasia, published by Inspiring Workplace
•Achievers 50 Most Engaged Workplaces, published by Achievers Workforce Institute
•Best Places to Work for Women, published by Great Place to Work Institute – Mexico
•Top 50 Best Companies for Latinas to Work for in the U.S., published by Latina Style Magazine
•Tech Cares Awardee, published by Trust Radius
•Great Place to Work-certified by Great Place to Work Mexico
•Corporate University Team of the Year Finalist, published by Corporate Learning Network

Our Rackers are passionate about serving our communities as well. Rackspace Technology provides a minimum of 40 hours of paid time for each Racker to volunteer annually, with over 20,000 volunteer hours logged for the year ended December 31, 2023. The Rackspace Foundation, a Racker-funded nonprofit organization, has been supporting underserved San Antonio-area schools through charitable grants since 2008.

Our Employees

As of December 31, 2023, we employed approximately 5,800 Rackers in 22 countries, including 2,300 Rackers in North America, 1,000 Rackers in EMEA, 2,400 in APJ and 100 Rackers in Australia and New Zealand. Of our North American Rackers, approximately 500 work from our corporate headquarters in San Antonio, Texas. As of December 31, 2023, approximately 70% of all Rackers were classified as work-from-home. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages.

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
•risks associated with general economic conditions and uncertainties affecting markets in which we operate and economic volatility that could adversely impact our business, including fluctuating interest rates;
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

Risks Related to Our Business

If we are unable to attract new customers, retain existing customers and sell additional services at comparable gross margins to customers, our revenue and results of operations could be adversely affected.

Our ability to maintain or increase our revenues and profit may be impacted by a number of factors, including our ability to attract new customers, retain existing customers and sell additional services at comparable gross margins to our customers. In addition, as we seek to grow our customer base increasingly through outbound sales, we expect to incur higher customer acquisition costs and, to the extent we are unable to retain and sell additional services to existing customers, our revenue and results of operations may decrease.

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
•past or future cybersecurity-related incidents; and
•reliability, quality or compatibility problems with our services.
Moreover, we may face difficulty retaining existing customers over the long term. Certain customer contracts, particularly within our Private Cloud segment, frequently have initial terms (typically from 12 to 36 months) and, unless terminated, may be renewed or automatically extended for shorter, rolling periods after the initial term. Our customers have no obligation to renew their services after their initial contract periods expire and any termination fees associated with an early termination may not be sufficient to recover our costs associated with such contracts. In addition, most of our services within our Public Cloud segment and legacy OpenStack business are based on a consumption model and can be canceled at any time without penalty. As a result, we may face high rates of customer churn if we are unable to meet our customer needs, requirements and preferences.

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

Our overall performance depends in part on worldwide economic and geopolitical conditions. The U.S., the U.K. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit and fluctuating interest rates, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain. In addition, geopolitical developments, such as existing and potential wars, trade wars or other conflicts, and other events beyond our control. Any form of civil unrest or other conflict can increase levels of political and economic unpredictability regionally or globally and has the potential to increase the volatility of global financial markets. Any of these effects could have a material and adverse impact on our business, financial condition and results of operations.

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

We expect the implementation of our strategies to require significant investments, and the investments we must make could result in lower gross margins and raise our operating expenses and capital expenditures. The risks and challenges we face in connection with our strategies include upgrading and integrating our service offerings, expanding our professional services capability, expanding into new geographies, growing in geographies where we currently have an existing presence and ensuring that the performance, features and reliability of our service offerings and our customer service remain competitive in a rapidly changing technological environment. These investments may adversely affect our near-term revenue growth and results of operations, and we cannot assure that they will ultimately be successful.

We have a history of losses and may not be able to achieve profitability in the future.

We incurred net losses of $218.3 million, $804.8 million and $837.8 million in the fiscal years ended December 31, 2021, 2022 and 2023, respectively. We may not be able to achieve profitability in the future or on a consistent basis. We have incurred substantial expenses and expended significant resources to market, promote, and sell our services, and we have substantial debt service payments. Our ability to achieve or maintain profitability will depend on our ability to increase our revenue, manage our cost structure, and avoid significant liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including general macroeconomic conditions, increasing competition, or a decrease in the growth of the markets in which we operate. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. Any failure to increase our revenue or manage our expenses could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition and results of operations to suffer.

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

In addition, if we divest long-lived assets at prices below their asset value, we must write them down to fair value resulting in long-lived asset impairment charges, which could adversely affect our financial position or results of operations. We cannot accurately predict the amount and timing of any impairment of assets. We have recognized, and we may be required to recognize additional goodwill or other asset impairment charges which could materially and adversely affect our results of operations. See Item 8 of Part II, Financial Statements and Supplementary Data, for further discussion.

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

We are materially dependent upon our networks, information technology infrastructure and related technology systems to provide services to our customers, manage our internal operations and support our strategic objectives. Many of our customers require access to our services on a continuous basis and may be materially impaired by interruptions in our or our third-party service providers’ infrastructure. The services we offer also involve the transmission of large amounts of sensitive and proprietary information over public communications networks, as well as the processing and storage of confidential customer information, which may include information subject to stringent domestic and foreign data protection laws, including those governing personally identifiable information, protected health information or other types of sensitive data. We also process, store and transmit our own data as part of our business and operations, which may include personally identifiable, confidential or proprietary information.

Cyber-attacks have become more prevalent in our industry, and the techniques used to sabotage or obtain unauthorized access to systems are constantly expanding and evolving. Malicious actors are increasingly sophisticated in their methods, tactics, techniques and procedures, seeking to steal money, gain unauthorized access to, destroy or manipulate data, and disrupt operations, and some of their attacks may not be recognized or discovered until launched or after initial entry into the environment, such as novel or zero-day attacks that are launched before patches are available and defenses can be readied. Malicious actors are also increasingly developing methods to avoid prevention, detection and alerting capabilities, including employing counter-forensic tactics, making response activities more difficult. Like many companies, we have experienced these attacks, including a ransomware incident that caused service disruptions for our Hosted Exchange customers, as previously disclosed in December 2022. When these cyber-attacks occur, we respond to these incidents pursuant to our cybersecurity policies and procedures and in accordance with the law. Our cybersecurity policies and procedures are designed to protect against and mitigate harm from unauthorized access, infrastructure attacks, malicious file attacks, ransomware, data theft, bugs, worms, malicious software programs, remnant data exposure, computer viruses, denial-of-service attacks, accidents, employee error or malfeasance, intentional misconduct by computer “hackers,” state-sponsored cyber-attacks and attempts by outside parties to fraudulently induce our employees or customers to disclose or grant access to our data or our customers’ data. Our current cybersecurity framework is governed and overseen by the Chief Security Officer. The audit committee of our board of directors receives regular cybersecurity updates. When necessary, our internal incident response team engages with external advisors, including outside counsel or outside cybersecurity firms to investigate and remediate.

Our current security measures are monitored and periodically reviewed. Nevertheless, our security measures have in the past and may continue to be circumvented or fail to defeat or mitigate cybersecurity attacks. Additionally, other disruptions can occur, such as infrastructure gaps, hardware and software vulnerabilities, inadequate or missing security controls, exposed or unprotected customer data and the accidental or intentional disclosure of source code or other confidential information by former or current employees. Any such incidents could (i) interfere with the delivery of services to our customers, (ii) impede our customers’ ability to do business, (iii) compromise the security of infrastructure, systems and data, (iv) lead to the dissemination to third parties of proprietary information or sensitive, personal, or confidential data about us, our employees or our customers, including personally identifiable information of individuals involved with our customers and their end users and (v) impact our ability to do business in the ordinary course. Each of these risks could further intensify as we maintain information in digital form stored on servers connected to the Internet, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions. Some of our systems or vendors’ systems have experienced past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Cyber breaches and other security incidents may expose us to increased risk of claims and liability, including litigation, regulatory enforcement, notification obligations and indemnity obligations, as well as loss of existing or potential customers, harm to our reputation, increases in our security costs (including spending material resources to investigate or correct the breach or incident and to prevent future security breaches and incidents), disruption of normal business operations, the impairment or loss of industry certifications and government sanctions (including debarment), all of which could have a material and adverse effect on our business, financial condition and results of operations.

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

In addition, our customers require and expect that we maintain industry-related compliance certifications, such as International Organization for Standardization ("ISO") 27001, Service Organization Controls ("SOC 1, 2, 3") and Payment Card Industry ("PCI"), Federal Information Security Management Act ("FISMA"), Federal Risk and Authorization Management Program ("FedRAMP") and Health Information Trust Alliance (“HITRUST”) in the U.S., Information Security Registered Assessors Program ("IRAP") in Australia and Public Services Network ("PSN") in the U.K. There are significant costs associated with maintaining existing and implementing any newly-adopted industry-related compliance certifications, including costs associated with retroactively building security controls into services which may involve re-engineering technology, processes and staffing. The inability to maintain applicable compliance certifications could result in monetary fines, disruptive participation in forensic audits due to a breach, security-related control failures, customer contract breaches, customer churn and brand and reputational harm.

See Item 1C - “Cybersecurity” for additional information.

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
•pandemics and public health emergencies; and
•reduced or varied protection for intellectual property and proprietary rights in some countries.

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

We do not own the facilities occupied by our current data centers but occupy them pursuant to commercial leasing arrangements. The initial terms of our main existing data center leases expire over the next 15 years. Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. Even if we are able to renew the leases on our existing data centers, we expect that rental rates, which will be determined based on then-prevailing market rates with respect to the renewal option periods and which will be determined by negotiation with the landlord after the renewal option periods, will be higher than rates we currently pay under our existing lease agreements. Migrations to new facilities could also be expensive and present technical challenges that may result in downtime for our affected customers or loss of data. There can also be no assurances that our plans to mitigate customer downtime for affected customers will be successful. This could damage our reputation and lead us to lose current and potential customers, which could harm our business, financial condition and results of operations.

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

We consume a large quantity of power to operate our data centers and as such are exposed to risk associated with fluctuations in the price of power. During 2023, we incurred approximately $47 million in costs to power our data centers. We anticipate an increase in our consumption of power in the future if our private cloud sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Certain of our data centers are located within deregulated energy markets. Power costs have historically tracked the general costs of energy and continued increases in electricity costs may negatively impact our gross margins. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption. If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost. Therefore, increases in our power costs could result in lower gross margins and materially and adversely impact our results of operations.

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

We also endeavor to enter into agreements with our employees, contractors and parties with whom we do business to limit access to and disclosure of our proprietary information. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, including our know-how and trade secrets. Additionally, we currently have patents issued and patent applications pending in the U.S. and the E.U., primarily related to our legacy OpenStack business. However, our patent applications may be challenged and/or ultimately rejected, and our issued patents may be contested, circumvented, found unenforceable or invalidated. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications owned by or licensed to us in the future may not provide us with competitive advantages, or may be circumvented or successfully challenged, invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. There may be issued patents, or pending patent applications that may result in issued patents, of which we are not aware held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or services.

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

We are a highly leveraged company. As of December 31, 2023, we had $2,892.5 million face value of outstanding indebtedness, in addition to $375.0 million of undrawn commitments under the Revolving Credit Facility and $3.5 million of letters of credit issued thereunder. Our outstanding indebtedness as of December 31, 2023 included $2,181.2 million of borrowings under the Term Loan Facility, $197.6 million of 5.375% Senior Notes and $513.7 million of 3.50% Senior Secured Notes. For the years ended December 31, 2022 and 2023, we made total debt service payments, consisting of required principal and interest payments, of approximately $166.3 million and $200.7 million, respectively, which represented 67.4% and 53.5%, respectively, of our cash flow from operations (or 42.6% and 36.3%, respectively, of our cash flow from operations calculated prior to any deductions for cash interest payments).

Our substantial indebtedness could have important consequences. For example, it could:
•limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;
•make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the 3.50% FLSO Notes Indenture, the 5.375% Notes Indenture, the 3.50% Notes Indenture, the New First Lien Credit Agreement, the First Lien Credit Agreement and agreements governing other indebtedness;
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
•prevent us from raising the funds necessary to repurchase all 3.50% FLSO Notes, 5.375% Senior Notes or 3.50% Senior Secured Notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute an event of default under the 3.50% FLSO Notes Indenture, 5.375% Notes Indenture or the 3.50% Notes Indenture, or refinance the New Senior Facilities or the Senior Facilities upon a change of control, which is an event of default under the New First Lien Credit Agreement and the First Lien Credit Agreement; or
•expose us to the risk of increased interest rates, as certain of our borrowings, including borrowings under the New Senior Facilities and Senior Facilities, are at variable rates of interest.
In addition, the New First Lien Credit Agreement, the First Lien Credit Agreement, the 3.50% FLSO Notes Indenture, the 5.375% Notes Indenture and the 3.50% Notes Indenture contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness. See Note 1, “Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies-Subsequent Events,” to our consolidated financial statements for a discussion of the public and private debt exchange and related transactions that impacted or are expected to impact the Senior Facilities, the 3.50% Senior Secured Notes and the 5.375% Senior Notes.

Despite our substantial indebtedness, we may still be able to incur significantly more debt, including secured debt, which could intensify the risks associated with our indebtedness.

We and our subsidiaries may be able to incur substantial indebtedness in the future. Although the terms of the 3.50% FLSO Notes Indenture, the 5.375% Notes Indenture, the 3.50% Notes Indenture, the New First Lien Credit Agreement and the First Lien Credit Agreement contain restrictions on our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. These restrictions do not prevent us from incurring indebtedness or our subsidiaries from incurring obligations that do not constitute indebtedness under the terms of the 3.50% FLSO Notes Indenture, the 5.375% Notes Indenture, the 3.50% Notes Indenture, the New First Lien Credit Agreement and the First Lien Credit Agreement. To the extent that we incur additional indebtedness or such other obligations, the risk associated with our substantial indebtedness as described above under the risk factor “Our substantial indebtedness could materially and adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments,” including our potential inability to service our debt, will increase.

As of December 31, 2023, we had $375.0 million available for additional borrowing under the Revolving Credit Facility portion of our Senior Facilities (with $3.5 million of letters of credit issued thereunder), all of which would be secured. In addition to the 3.50% FLSO Notes, the 5.375% Senior Notes, the 3.50% Senior Secured Notes and our borrowings under the New Senior Facilities and the Senior Facilities, the covenants under the 3.50% FLSO Notes Indenture, the 5.375% Notes Indenture, the 3.50% Notes Indenture, the New First Lien Credit Agreement and the First Lien Credit Agreement and the covenants under any other of our existing or future debt instruments allow us to incur a significant amount of additional indebtedness and, subject to certain limitations, such additional indebtedness could be secured.

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
We cannot be certain that our business will generate cash flow from operations, or that we will be able to draw under our Revolving Credit Facility or otherwise, in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient to service our indebtedness and other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We cannot be certain that we will be able to restructure or refinance any of our debt on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including the New First Lien Credit Agreement, the First Lien Credit Agreement and the 3.50% FLSO Notes Indenture, the 5.375% Notes Indenture and the 3.50% Notes Indenture, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations when due. Our equityholders, including Apollo and its affiliates, have no continuing obligation to provide us with debt or equity financing. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would result in a material and adverse effect on our financial condition and results of operations.

If we cannot make scheduled payments on our indebtedness, we will be in default, and holders of the 3.50% FLSO Notes, the 5.375% Senior Notes and the 3.50% Senior Secured Notes and the lenders under the New Senior Facilities and the Senior Facilities could declare all outstanding principal and interest to be due and payable, the lenders under the New Senior Facilities and the Senior Facilities could terminate their commitments to loan money, our secured lenders (including the lenders under the Senior Facilities) and holders of the 3.50% FLSO Notes and the 3.50% Senior Secured Notes could foreclose against the assets securing their indebtedness and we could be forced into bankruptcy or liquidation.

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
As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. A failure to comply with the covenants in the New First Lien Credit Agreement, the First Lien Credit Agreement, the 3.50% FLSO Notes Indenture, the 5.375% Notes Indenture, the 3.50% Notes Indenture or any of our other existing or future indebtedness could result in an event of default under the applicable agreements governing such indebtedness, which, if not cured or waived, could have a material and adverse effect on our business, financial condition and results of operations. In the event of any such event of default, the lenders under the Senior Facilities, as applicable:

•will not be required to lend any additional amounts to us;
•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit;
•could require us to apply our available cash to repay these borrowings; or
•could effectively prevent us from making debt service payments on the 3.50% FLSO Notes, the 5.375% Senior Notes and the 3.50% Senior Secured Notes;
any of which could result in an event of default under the 3.50% FLSO Notes Indenture, 5.375% Notes Indenture and the 3.50% Notes Indenture.

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

If any of our outstanding indebtedness under the Senior Facilities or our other indebtedness, including the 3.50% FLSO Notes, the 5.375% Senior Notes and the 3.50% Senior Secured Notes, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Facilities are at variable rates of interest and expose us to interest rate risk. As of December 31, 2023, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities. We have entered into, and in the future we may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, we currently do not maintain interest rate swaps with respect to all our variable rate indebtedness, and any swaps we have or may enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.

The Senior Facilities carry floating interest rates that are tied to SOFR. The Federal Reserve Bank of New York, as administrator of SOFR, may make methodological or other changes that could change the value of SOFR, including changes related to the method by which SOFR is calculated, eligibility criteria applicable to the transactions used to calculate SOFR or timing related to the publication of SOFR. If the manner in which SOFR is calculated is changed, that change may result in a change in the amount of our annual interest expense on our indebtedness under the Senior Facilities.

Any downgrade in our credit ratings could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.

Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt. Our outstanding debt under the New Senior Facilities, the Senior Facilities, the 3.50% FLSO Notes, the 5.375% Senior Notes and the 3.50% Senior Secured Notes currently has non-investment grade ratings. Certain of these organizations have downgraded our credit ratings in the past. There can be no assurance that any rating assigned to any of our debt securities or loans will remain in effect for any given period or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.

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

As of December 31, 2023, we had 220.5 million shares of common stock issued and approximately 38.3 million shares of common stock underlying outstanding options and restricted stock under the 2017 Incentive Plan and the 2020 Incentive Plan, and we have reserved an additional 14.1 million shares of common stock for issuance under the 2020 Incentive Plan and 8.9 million shares of common stock for issuance under the ESPP and we may be required to issue additional shares of common stock to an affiliate of ABRY under the merger agreement related to the acquisition of Datapipe. In addition, certain of our existing stockholders, including Apollo and ABRY, have certain rights to require us to register the sale of common stock held by them including in connection with underwritten offerings. Additionally, we filed a registration statement in respect of all shares of common stock that we may issue under the 2017 Incentive Plan, the 2020 Incentive Plan and the ESPP. After registration, these shares can be freely sold in the public market upon issuance. Sales of significant amounts of stock in the public market upon expiration of applicable lock-up agreements, the perception that such sales may occur, or early release of any lock-up agreements, could adversely affect prevailing market prices of our common stock or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.

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

As of December 31, 2023, Apollo beneficially owned approximately 59% of the voting power of our outstanding common stock. Therefore, individuals affiliated with Apollo will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, entering into significant corporate transactions such as mergers, tender offers, the sale of all or substantially all of our assets and issuance of additional debt or equity. The interests of Apollo and its affiliates could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change in control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as Apollo continues to directly or indirectly beneficially own a significant amount of our equity, even if such amount is less than 50%, Apollo will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions. Apollo also has a right to nominate a number of directors comprising a percentage of our board of directors in accordance with their beneficial ownership of the voting power of our outstanding common stock (rounded up to the nearest whole number), which currently represents at least a majority of our board of directors. In addition, we have an executive committee that serves at the discretion of our board of directors and includes two members nominated by Apollo, who are authorized to take actions (subject to certain exceptions) that they reasonably determine are appropriate.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 1C – CYBERSECURITY

We are materially dependent upon our networks, information technology infrastructure and related technology systems to provide services to our customers, manage our internal operations and support our strategic objectives. Cyber-attacks have become prevalent in our industry, and the techniques used to sabotage or obtain unauthorized access to systems are constantly expanding and evolving. Malicious actors are increasingly sophisticated in their methods, tactics, techniques and procedures, seeking to steal money, gain unauthorized access to, destroy or manipulate data, and disrupt operations.

As of the date of this report, we have not identified any cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably anticipated to have a material adverse effect on our business. However, we have experienced and expect to continue to experience cybersecurity threats and cybersecurity incidents. As an example, in December 2022, we previously disclosed a ransomware incident that caused service disruptions for our Hosted Exchange customers. We are committed to maintaining robust governance and oversight of cybersecurity risks and implementing recognized industry best practices to help prevent, detect, mitigate and respond to these risks; however, we cannot provide assurance that cybersecurity risks will not materially affect our business in the future, including our business strategy, results of operations, or financial condition or that our controls, processes and procedures will be fully complied with or that our program will be fully effective in protecting the confidentiality, integrity and availability of our information systems.

Cybersecurity threats, whether or not successful, could result in our incurring significant costs related to rebuilding our internal systems, writing down inventory value, implementing additional threat protection measures, providing modifications or replacements to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We have seen an increase in cyberattack volume, frequency and sophistication.

See "Risk Factors - Security breaches, cyber-attacks and other interruptions to our or our third-party service providers’ infrastructure have disrupted and may continue to disrupt our internal operations and we may be exposed to claims and liability, lose customers, suffer harm to our reputation, lose business-critical compliance certifications and incur additional costs." for more information on our cybersecurity risks.

Risk Management and Strategy

Cybersecurity risk management is a component of the company’s broader enterprise risk management program and we have established cybersecurity policies and procedures to protect against and mitigate harm from cybersecurity incidents. We respond to cybersecurity incidents in accordance with our cybersecurity policies and procedures and applicable law. Rackspace maintains a cross-functional approach to cybersecurity risk, which is designed to help prevent, identify, assess, manage, mitigate, and respond to cybersecurity threats.

Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, manage and address material cybersecurity risks. These include, among other things: annual and ongoing security awareness training for employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools. We monitor issues that are internally discovered or externally reported that may affect our operations, systems, network, data, products and/or services, and have processes to assess those issues for potential cybersecurity impact or risk.

We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience. Our cybersecurity policies and procedures include incident response plans which guide our employees, senior management, the Audit Committee and the Board on our response to cybersecurity incidents, including escalation processes, as appropriate.

Our team engages with external cybersecurity advisors and experts, including outside counsel and outside cybersecurity firms, assessors, auditors and consultants as necessary or appropriate. We also maintain numerous industry-related compliance certifications for various aspects of our business, such as International Organization for Standardization ("ISO") 27001, Service Organization Controls ("SOC 1, 2, 3") and Payment Card Industry ("PCI"), Federal Information Security Management Act ("FISMA"), Federal Risk and Authorization Management Program ("FedRAMP") and Health Information Trust Alliance (“HITRUST”) in the U.S., Information Security Registered Assessors Program ("IRAP") in Australia and Public Services Network ("PSN") in the U.K.

Our cybersecurity policies and procedures are designed to vet key third-party providers and provide for oversight and cooperation regarding cybersecurity incidents. In addition, our cybersecurity policies and procedures require our third-party providers to meet appropriate security requirements and we investigate security incidents that have impacted our third-party providers, as appropriate; however, our ability to monitor our third-party service providers’ data security is limited.

Governance

Board Oversight

The Audit Committee of our Board of Directors (the “Board”) oversees our cybersecurity risk. The Audit Committee receives regular cybersecurity specific updates from management (including our Chief Security Officer (“CSO”) and/or other key personnel), typically on a quarterly basis, about the prevention, detection, mitigation, and remediation of cybersecurity threats and cybersecurity incidents, as well as the evolving cybersecurity landscape, recent program enhancements and other relevant topics. The Audit Committee reports to our Board and a number of our Audit Committee and Board members have experience in assessing and managing cybersecurity risks. In addition to this regular reporting, significant cybersecurity risks or threats may also be escalated to the Audit Committee and/or the Board on an as-needed basis.

Management’s Role

Our CSO leads our overall cybersecurity function and supervises our cybersecurity team’s efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents. She provides regular updates directly to the Audit Committee, typically on a quarterly basis. She has over 20 years of experience in information security leadership positions, including with large technology and healthcare companies as well as several large financial institutions. She holds a BS from Arizona State University and has been with us since 2019.

Our CSO reports to our President – Artificial Intelligence, Technology and Sustainability, who has been a CIO or CTO of two other large publicly traded companies. He provides overall leadership and guidance for the company’s technology department, including the cybersecurity team. He holds an MBA in international business from The Ohio State University, an MCA in computer science from the University of Mumbai, a BS in physics from the University of Madras and has been with us since 2021.

Key security, risk, and compliance personnel across a cross-functional group of internal stakeholders, including senior management, meet regularly to develop and continually evaluate our cybersecurity policies and procedures, including discussions of the following:

•cybersecurity strategies for preservation of the confidentiality, integrity and availability of company and customer information;
• identification, prevention and mitigation of cybersecurity threats and incidents; and
•effective response to cybersecurity incidents (including escalation procedures of certain cybersecurity incidents so that decisions regarding public disclosure and other required reporting can be made by the appropriate personnel in a timely manner).

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

In February 2023, we signed an agreement to lease approximately 93,000 square feet of office space in San Antonio, Texas, which will serve as our new corporate headquarters. The initial lease term is 11 years, with three 5-year renewal options. As of December 31, 2023, we have access to the space for build out purposes, but we do not expect to begin occupying the space until the build out is complete.

In July 2023, we entered into a purchase and sale agreement with a potential buyer of our current corporate headquarters. An amended purchase and sale agreement was executed in December 2023 and the sale is currently expected to close in the first quarter of 2024.

Data Centers

As of December 31, 2023, we leased data centers located across the U.S., the U.K., Hong Kong, Australia and other locations throughout the world.

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

Hosted Exchange Incident

We were named in several lawsuits in connection with a previously disclosed ransomware incident which caused service disruptions on our Hosted Exchange email business. The lawsuits sought, among other things, equitable and compensatory relief. We vigorously defended these matters and do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the Nasdaq, under the symbol "RXT" since August 5, 2020. Prior to that date, there was no public market for our common stock.

Holders of Record

As of March 7, 2024, there were 22 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 5, 2020 (the date our common stock commenced trading on the Nasdaq) and December 31, 2023 with the cumulative total return of (i) the Standard & Poor's ("S&P") 500 Index and (ii) the S&P 500 Information Technology Index over the same period. All values assume the investment of $100 in our common stock and both of the other indices on August 5, 2020 and assumes the reinvestment of dividends. The graph uses the closing market price on August 5, 2020 of $16.39 per share as the initial value of our common stock. The comparisons shown below are based upon historical data. We caution that the stock price performance shown is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Company/Index	August 5, 2020	December 31, 2020	June 30, 2021	December 31, 2021	June 30, 2022	December 31, 2022	June 30, 2023	December 31, 2023
Rackspace Technology, Inc.	$100.00	$116.29	$119.65	$82.18	$43.75	$18.00	$16.60	$12.20
S&P 500 Index	$100.00	$112.87	$129.14	$143.22	$113.75	$115.38	$133.73	$143.33
S&P 500 Information Technology Index	$100.00	$114.45	$129.59	$152.62	$111.04	$108.50	$154.14	$169.69

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

Overview

We are a leading end-to-end, hybrid, multicloud, and AI solutions company. We design, build and operate our customers’ cloud environments across all major technology platforms, irrespective of technology stack or deployment model. We partner with our customers at every stage of their cloud journey, enabling them to modernize applications, build new products and adopt innovative technologies. We serve our customers with a unique combination of proprietary technology resulting from over $1 billion of investment and services expertise from a team of highly skilled consultants and engineers. And we provide our customers with unbiased expertise and technology solutions, delivered over the world’s leading cloud services, all wrapped in Fanatical Experience.

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

Our team of 5,800 highly skilled Rackers, including consultants and engineers, partners with companies at every stage of their cloud transformation journey

We deliver our services to a global customer base through an integrated service delivery model. We have a presence in more than 60 cities around the world. This footprint allows us to better serve customers based in various countries, especially multinational companies requiring cross-border solutions. We have a strong presence with customers of all sizes, including enterprise businesses (revenue in excess of $3 billion), mid-market businesses (revenue of $300 million to $3 billion) and commercial customers (revenue less than $300 million).

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

Our Public Cloud segment is a services-centric, capital-light model providing value-added cloud solutions through managed services, Elastic Engineering and professional services offerings for customer environments hosted on the AWS, Microsoft Azure and Google Cloud public cloud platforms. Our Private Cloud segment is a technology-forward, capital-intensive model providing managed service offerings for customer environments hosted in one of our data centers as well as in those owned by customers or by third parties such as colocation providers. Private Cloud also includes our legacy OpenStack Public Cloud business that we ceased to actively market to customers in 2017. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 18, "Segment Reporting" for additional information about our segments.

We generate revenue primarily through the sale of consumption-based contracts for our services offerings, which are recurring in nature. We also generate revenue from the sale of professional services related to designing and building customer solutions, which are non-recurring in nature. Arrangements within our Private Cloud segment generally have a fixed term, typically from 12 to 36 months, with a monthly recurring fee based on the computing resources provided to and utilized by the customer, the complexity of the underlying infrastructure and the level of support we provide. Our other primary sources of revenue are for services within our Public Cloud segment and legacy OpenStack business. Contracts for these arrangements typically operate on a consumption model and can be canceled at any time without penalty.

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

On July 21, 2021, we committed to the July 2021 Restructuring Plan to drive a change in the type and location of certain positions that was expected to result in the termination of approximately 10% of our workforce. We recorded total charges of $50.5 million and $5.2 million for the years ended December 31, 2021 and 2022, respectively, related to this restructuring plan. The 2021 charges included $25.4 million for employee related costs and other costs accounted for as exit and disposal costs under ASC 420 as described in Item 8 of Part II, Financial Statements and Supplementary Data - Note 11, "July 2021 Restructuring Plan." Employee related costs consisted of one-time termination benefits and certain contractual termination benefits with executives. Other costs consisted of professional fees and non-cash charges related to a contract termination with a third-party. The remaining $25.1 million of 2021 charges and total 2022 charges consisted primarily of one-time offshore build out costs which are not accounted for as exit and disposal costs under ASC 420.

In December 2022, we experienced a ransomware incident which caused service disruptions for our Hosted Exchange customers. The Hosted Exchange email business, reported in our Private Cloud segment, is a managed email solution provided to small and medium businesses and represented approximately 1% of our total annual revenue. Following discovery of the incident, we engaged an industry-leading global cybersecurity firm to help investigate the incident and remediate as necessary. The firm confirmed that the incident was quickly contained and limited solely to the Hosted Exchange email business. We have sunset the on-premises Hosted Exchange platform and have transitioned many customers from the Hosted Exchange platform to Microsoft 365 through our reseller agreement with Microsoft. During the years ended December 31, 2022 and 2023, we recorded $5.9 million and $5.2 million, respectively, of expenses related to the Hosted Exchange incident, including costs to investigate and remediate, legal and other professional services, and supplemental staff resources that were deployed to provide support to customers. We maintain cybersecurity insurance commensurate with the size of our business, and a significant portion of the incremental costs related to the Hosted Exchange incident have been covered by insurance. However, the timing of insurance reimbursements have differed from the timing of recognition of the related expenses. During the year ended December 31, 2023, we recorded $10.0 million of loss recovery insurance proceeds received or expected to be received related to the Hosted Exchange incident.

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

Differentiating Our Service Offerings in a Competitive Market Environment

Our success depends to a significant extent on our ability to continue to differentiate, expand and upgrade our service offerings in line with developing customer needs, while deepening our relationships with leading public cloud service providers and establishing new relationships, including with sales partners. We are a certified premier consulting and managed services partner to some of the largest cloud computing platforms, including AWS, Microsoft Azure, Google Cloud, Oracle, SAP and VMware by Broadcom. We believe we are unique in our ability to serve customers across major technology stacks and deployment options, all while delivering Fanatical Experience. Our existing and prospective customers are also under increasing pressure to move from on-premise or self-managed IT to the cloud to compete effectively in a digital economy and maximize the value of their cloud investments, which we believe presents an opportunity for professional services projects as well as new recurring business.

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

Business Mix Shift

The mix of revenue has shifted in recent years, from our Private Cloud offerings to infrastructure resale and services within Public Cloud. Private Cloud offerings are generally hosted on our own infrastructure and deliver higher segment operating margins, but also require a higher level of capital expenditures. Conversely, Public Cloud segment operating margins are lower, driven by high volumes of infrastructure resale revenue which come at significantly lower margins. However, Public Cloud requires significantly less capital expenditures. Going forward, we will continue to take a workload-centric approach and both Public and Private Cloud will be the net recipients of the workloads. The focus in Private Cloud will be to defend and expand our revenue with new solutions. The focus in Public Cloud is on expanding segment operating margins by driving cost efficiencies and growing higher-margin services revenue.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2023

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Year Ended December 31,				Year-Over-Year Comparison
	2022		2023
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$3,122.3	100.0%	$2,957.1	100.0%	$(165.2)	(5.3)%
Cost of revenue	(2,265.4)	(72.6)%	(2,328.3)	(78.7)%	(62.9)	2.8%
Gross profit	856.9	27.4%	628.8	21.3%	(228.1)	(26.6)%
Selling, general and administrative expenses	(855.3)	(27.4)%	(767.2)	(25.9)%	88.1	(10.3)%
Impairment of goodwill	(534.5)	(17.1)%	(708.8)	(24.0)%	(174.3)	32.6%
Impairment of assets, net	(146.1)	(4.7)%	(52.2)	(1.8)%	93.9	(64.3)%
Loss from operations	(679.0)	(21.7)%	(899.4)	(30.4)%	(220.4)	32.5%
Other income (expense):
Interest expense	(208.5)	(6.7)%	(221.6)	(7.5)%	(13.1)	6.3%
Gain (loss) on investments, net	(0.2)	(0.0)%	0.3	0.0%	0.5	NM
Gain on debt extinguishment	—	—%	271.3	9.2%	271.3	100.0%
Other expense, net	(10.0)	(0.3)%	(5.0)	(0.2)%	5.0	(50.0)%
Total other income (expense)	(218.7)	(7.0)%	45.0	1.5%	263.7	NM
Loss before income taxes	(897.7)	(28.8)%	(854.4)	(28.9)%	43.3	(4.8)%
Benefit for income taxes	92.9	3.0%	16.6	0.6%	(76.3)	(82.1)%
Net loss	$(804.8)	(25.8)%	$(837.8)	(28.3)%	$(33.0)	4.1%
NM = not meaningful.

Revenue

Revenue decreased $165 million, or 5.3%, to $2,957 million in 2023 from $3,122 million in 2022. Revenue declined primarily due to Private Cloud, partially offset by growth in Public Cloud, as discussed below.

Revenue was not materially impacted by foreign currency fluctuations as revenue on a constant currency basis also declined 5.3%. The following table presents revenue growth by segment:

	Year Ended December 31,		% Change
(In millions, except %)	2022	2023	Actual	Constant Currency (1)
Public Cloud	$1,740.8	$1,747.4	0.4%	0.4%
Private Cloud	1,381.5	1,209.7	(12.4)%	(12.5)%
Total	$3,122.3	$2,957.1	(5.3)%	(5.3)%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in 2023 increased 0.4% on an actual and constant currency basis, from 2022. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Offerings in this segment with the strongest growth include infrastructure resale on AWS, Microsoft Azure and Google Cloud.

Private Cloud revenue in 2023 decreased 12.4% on an actual basis, and 12.5% on a constant currency basis, from 2022, due to customers rolling off old generation private cloud offerings, expected decline in legacy OpenStack offerings, and the impact from the December 2022 Hosted Exchange ransomware incident.

Cost of Revenue

Cost of revenue increased $63 million, or 3%, to $2,328 million in 2023 from $2,265 million in 2022, primarily due to an increase in usage charges for third-party infrastructure associated with growth in these offerings. Consulting professional fees and data center costs increased primarily to support growth for certain large customers. Personnel costs declined between periods due to lower headcount and a decrease in non-equity incentive compensation, partially offset by higher severance expense in 2023.

As a percentage of revenue, cost of revenue increased 610 basis points in 2023 to 78.7% from 72.6% in 2022, primarily driven by a 440 basis point increase in usage charges for third-party infrastructure. Higher data center and professional fees also contributed to the increase in basis points between periods.

Gross Profit

Our gross profit was $629 million in 2023, a decrease of $228 million from $857 million in 2022. Our gross margin was 21.3% in 2023, a decrease of 610 basis points from 27.4% in 2022.

Selling, General and Administrative Expenses

SG&A expenses decreased $88 million, or 10%, to $767 million in 2023 from $855 million in 2022. Contributing to the reduction in expense was a wind down of certain business optimization initiatives between periods. In addition, personnel costs declined between periods due to lower headcount and decreases in non-equity incentive compensation and commissions, partially offset by higher severance expense. Other non-personnel costs fluctuations include lower marketing spend, professional fees, and depreciation and amortization expense, offset by higher office rent. The increase in office rent includes $12 million of expense recognized for a UK office that we exited in the second quarter of 2023, prior to the lease end date.

As a percentage of revenue, SG&A expenses decreased 150 basis points, to 25.9% in 2023 from 27.4% in 2022, for the reasons discussed above.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $899 million in 2023 compared to $679 million in 2022. Our Non-GAAP Operating Profit was $183 million in 2023, a decrease of $180 million from $364 million in 2022. Non-GAAP Operating Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Year Ended December 31,
(In millions)	2022	2023
Loss from operations	$(679.0)	$(899.4)
Share-based compensation expense	69.5	65.4
Special bonuses and other compensation expense (a)	10.0	12.1
Transaction-related adjustments, net (b)	11.0	5.2
Restructuring and transformation expenses (c)	99.0	70.8
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	5.9	(4.8)
Impairment of goodwill	534.5	708.8
UK office closure (d)	—	12.1
Impairment of assets, net	146.1	52.2
Amortization of intangible assets (e)	166.8	161.0
Non-GAAP Operating Profit	$363.8	$183.4

(a)	Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(b)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(c)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. This amount also includes total charges of $5.2 million for the year ended December 31, 2022 related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

(d)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.
(e)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Year Ended December 31,				Year-Over-Year Comparison
(In millions, except %)	2022		2023
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$124.9	7.2%	$90.4	5.2%	$(34.5)	(27.6)%
Private Cloud	493.9	35.8%	340.8	28.2%	(153.1)	(31.0)%
Total consolidated segment operating profit	618.8		431.2		(187.6)	(30.3)%
Corporate functions	(255.0)		(247.8)		7.2	(2.8)%
Non-GAAP Operating Profit	$363.8		$183.4		$(180.4)	(49.6)%

Public Cloud operating profit decreased 28% in 2023 from 2022. Segment operating profit as a percentage of segment revenue decreased by 200 basis points, reflecting a 3% increase in segment operating expenses as segment revenue growth remained relatively flat. The increase in costs was mainly driven by higher third-party infrastructure costs due to the increase in revenue, partially offset by a decrease in personnel costs.

Private Cloud operating profit decreased 31% in 2023 from 2022. Segment operating profit as a percentage of segment revenue decreased by 760 basis points, due to a 12% decrease in segment revenue, partially offset by a 2% decrease in segment operating expenses. The decrease in costs was mainly driven by a reduction in personnel costs.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 3% in 2023 primarily due to a decline in depreciation expense as certain property, equipment, and software reached the end of its useful life.

For more information about our segment operating profit, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 18, "Segment Reporting."

Impairment of Goodwill

We recorded a total of $709 million and $535 million in non-cash goodwill impairment charges in 2023 and 2022, respectively.

Due to the change in our segment reporting as a result of the business reorganization as of January 1, 2023, we completed a quantitative goodwill impairment analysis both prior and subsequent to the aforementioned change. The results of the quantitative goodwill impairment analysis performed as of January 1, 2023, subsequent to the change, indicated an impairment within our Private Cloud reporting unit, and we recorded a non-cash impairment charge of $271 million in the first quarter of 2023.

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

As of October 1, 2023, we reassessed our reporting units and combined our Private Cloud and OpenStack Public Cloud reporting units into a new Private Cloud reporting unit. We completed a quantitative goodwill impairment analysis as of October 1, 2023, subsequent to the aforementioned change. The results of the quantitative goodwill impairment analysis indicated no impairment to goodwill.

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

During the fourth quarter of 2022, subsequent to our annual goodwill impairment analysis, we experienced a decline in our market capitalization following a ransomware incident in early December which caused service disruptions on our Hosted Exchange email business. We therefore determined it appropriate to perform an interim quantitative assessment of our reporting units as of December 31, 2022. As a result, we determined that the carrying value of our former Apps & Cross Platform reporting unit exceeded its fair value and recorded an impairment of goodwill of $129 million during the fourth quarter of 2022.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 6, "Goodwill and Intangible Assets" for further discussion.

Impairment of Assets, Net

We recorded a total of $52 million and $146 million in net asset impairment charges in 2023 and 2022, respectively.

We evaluated our indefinite-lived intangible asset for impairment as of September 30, 2023. As a result of this evaluation, we recorded a $57 million impairment of our indefinite-lived intangible asset in the third quarter of 2023.

Similarly, we evaluated our indefinite-lived intangible asset and long-lived assets for impairment as of September 1, 2022. As a result of these evaluations, we recorded total impairment charges of $59 million in the third quarter of 2022, consisting of a $21 million impairment of our indefinite-lived trade name intangible asset and a $38 million impairment of OpenStack Public Cloud long-lived assets.

As of December 31, 2022, we recorded an additional $12 million impairment of our indefinite-lived trade name intangible asset.

Additionally, as of December 31, 2022, our corporate headquarters property was classified as held for sale. The property's previous carrying amount of $83 million was written down to its estimated fair value, less estimated cost to sell, of $12 million, resulting in a $71 million impairment charge recorded in the fourth quarter of 2022. We also wrote-off the remaining $5 million net book value of the related property tax abatement asset in connection with the held for sale classification.

During 2023, we recorded a $5 million net increase in the estimated fair value, less estimated cost to sell, of our corporate headquarters.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 5, "Property, Equipment and Software, net" and Note 6, "Goodwill and Intangible Assets" for further discussion.

Interest Expense

Interest expense increased $13 million, or 6%, to $222 million in 2023 from $209 million in 2022, due primarily to rising interest rates and the impact on our variable-rate Term Loan Facility, partially offset by debt repurchases during 2023, as discussed below.

Gain on Debt Extinguishment

We recorded a $228 million gain on debt extinguishment in 2023 related to repurchases of $352 million principal amount of 5.375% Senior Notes. In addition, we repurchased $36 million principal amount of 3.50% Senior Secured Notes and $56 million principal amount of the Term Loan Facility, which resulted in an $18 million and $26 million gain on debt extinguishment, respectively.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 7, "Debt" for further discussion.

Other Expense, Net

The decrease in other expense, net to $5 million in 2023 from $10 million in 2022 is primarily related to foreign currency transaction gains, partially offset by costs incurred in 2023 related to the Receivables Purchase Facility entered into in September 2023.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 3, "Sale of Receivables" for further discussion regarding the Receivables Purchase Facility.

Benefit for Income Taxes

Our income tax benefit decreased by $76 million to $17 million in 2023 from $93 million in 2022. Our effective tax rate decreased from 10.3% in 2022 to 1.9% in 2023. The decrease in the effective tax rate year-over-year is primarily due to the tax impact associated with the goodwill impairments recorded in 2023 as well as changes in the valuation allowance. The majority of the goodwill impairments recorded in 2023 were nondeductible for income tax purposes. The difference between the effective tax rate and the statutory rate in 2023 is primarily due to the tax impact associated with the goodwill impairments recorded during the year, executive compensation that is nondeductible under IRC Section 162(m), the geographic distribution of profits, tax effects from nondeductible share-based compensation as well as changes in the valuation allowance.

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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2022

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Year Ended December 31,				Year-Over-Year Comparison
	2021		2022
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$3,009.5	100.0%	$3,122.3	100.0%	$112.8	3.7%
Cost of revenue	(2,072.7)	(68.9)%	(2,265.4)	(72.6)%	(192.7)	9.3%
Gross profit	936.8	31.1%	856.9	27.4%	(79.9)	(8.5)%
Selling, general and administrative expenses	(906.8)	(30.1)%	(855.3)	(27.4)%	51.5	(5.7)%
Impairment of goodwill	(52.4)	(1.7)%	(534.5)	(17.1)%	(482.1)	NM
Impairment of assets, net	—	—%	(146.1)	(4.7)%	(146.1)	100.0%
Gain on sale of land	19.9	0.7%	—	—%	(19.9)	(100.0)%
Loss from operations	(2.5)	(0.1)%	(679.0)	(21.7)%	(676.5)	NM
Other income (expense):
Interest expense	(205.1)	(6.8)%	(208.5)	(6.7)%	(3.4)	1.7%
Loss on investments, net	(3.0)	(0.1)%	(0.2)	(0.0)%	2.8	(93.3)%
Debt modification costs and loss on debt extinguishment	(37.5)	(1.2)%	—	—%	37.5	(100.0)%
Other expense, net	(1.0)	(0.0)%	(10.0)	(0.3)%	(9.0)	NM
Total other income (expense)	(246.6)	(8.2)%	(218.7)	(7.0)%	27.9	(11.3)%
Loss before income taxes	(249.1)	(8.3)%	(897.7)	(28.8)%	(648.6)	NM
Benefit for income taxes	30.8	1.0%	92.9	3.0%	62.1	NM
Net loss	$(218.3)	(7.3)%	$(804.8)	(25.8)%	$(586.5)	NM
NM = not meaningful.

Revenue

Revenue increased $113 million, or 3.7%, to $3,122 million in 2022 from $3,010 million in 2021 primarily due to growth in Public Cloud, partially offset by a decline in Private Cloud, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue increased 5.2% year-over-year. The following table presents revenue growth by segment:

	Year Ended December 31,		% Change
(In millions, except %)	2021	2022	Actual	Constant Currency (1)
Public Cloud	$1,471.3	$1,740.8	18.3%	19.2%
Private Cloud	1,538.2	1,381.5	(10.2)%	(8.2)%
Total	$3,009.5	$3,122.3	3.7%	5.2%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in 2022 increased 18% on an actual basis and 19% on a constant currency basis, from 2021. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Offerings in this segment with the strongest growth include infrastructure resale on AWS, Microsoft Azure and Google Cloud.

Private Cloud revenue in 2022 decreased 10% on an actual basis and 8% on a constant currency basis, from 2021, due to customers rolling off old generation private cloud offerings and expected decline in legacy OpenStack offerings.

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

Gross Profit

Our gross profit was $857 million in 2022, a decrease of $80 million from $937 million in 2021. Our gross margin was 27.4% in 2022, a decrease of 370 basis points from 31.1% in 2021.

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

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $679 million in 2022 compared to $3 million in 2021. Our Non-GAAP Operating Profit was $364 million in 2022, a decrease of $120 million from $484 million in 2021. Non-GAAP Operating Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Year Ended December 31,
(In millions)	2021	2022
Loss from operations	$(2.5)	$(679.0)
Share-based compensation expense	75.4	69.5
Special bonuses and other compensation expense (a)	11.8	10.0
Transaction-related adjustments, net (b)	25.7	11.0
Restructuring and transformation expenses (c)	161.5	99.0
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	—	5.9
Impairment of goodwill	52.4	534.5
Impairment of assets, net	—	146.1
Gain on sale of land	(19.9)	—
Amortization of intangible assets (d)	179.7	166.8
Non-GAAP Operating Profit	$484.1	$363.8

(a)
Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock.

(b)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(c)	Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. This amount also includes employee related costs and other costs related to the July 2021 Restructuring Plan of $25.4 million for the year ended December 31, 2021, which are accounted for as exit and disposal costs under ASC 420. In addition, it includes total charges of $25.1 million and $5.2 million for the years ended December 31, 2021 and 2022, respectively, related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.
(d)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Year Ended December 31,				Year-Over-Year Comparison
(In millions, except %)	2021		2022
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$120.1	8.2%	$124.9	7.2%	$4.8	4.0%
Private Cloud	604.3	39.3%	493.9	35.8%	(110.4)	(18.3)%
Total consolidated segment operating profit	724.4		618.8		(105.6)	(14.6)%
Corporate functions	(240.3)		(255.0)		(14.7)	6.1%
Non-GAAP Operating Profit	$484.1		$363.8		$(120.3)	(24.9)%

Public Cloud operating profit increased by 4% in 2022 from 2021. Segment operating profit as a percentage of segment revenue decreased by 100 basis points, reflecting a 20% increase in segment operating expenses, partially offset by an 18% increase in segment revenue. The increase in costs was mainly driven by higher third-party infrastructure costs due to the increase in revenue.

Private Cloud operating profit decreased 18% in 2022 from 2021. Segment operating profit as a percentage of segment revenue decreased by 350 basis points, due to a 10% decrease in segment revenue, partially offset by a 5% reduction in segment operating expenses. The decrease in costs was mainly driven by declines in personnel costs from cost savings as a result of shifting roles to lower-cost locations as part of our continued focus on business optimization initiatives.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense increased 6% in 2022 primarily due to costs incurred in 2022 related to the Hosted Exchange incident and an increase in travel expense as a result of the easing of COVID-19 restrictions.

For more information about our segment operating profit, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 18, "Segment Reporting."

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

During the fourth quarter of 2022, subsequent to our annual goodwill impairment analysis, we experienced a decline in our market capitalization following a ransomware incident in early December which caused service disruptions on our Hosted Exchange email business. We therefore determined it appropriate to perform an interim quantitative assessment of our reporting units as of December 31, 2022. As a result, we determined that the carrying value of our former Apps & Cross Platform reporting unit exceeded its fair value and recorded an impairment of goodwill of $129 million during the fourth quarter of 2022.

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

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 6, "Goodwill and Intangible Assets" for further discussion.

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

There were no such impairments in 2021.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 5, "Property, Equipment and Software, net" and Note 6, "Goodwill and Intangible Assets" for further discussion.

Gain on Sale of Land

In January 2021, we recorded a $20 million gain related to the sale of a parcel of undeveloped land in the United Kingdom adjacent to one of our existing data centers, as further discussed in Item 8 of Part II, Financial Statements and Supplementary Data - Note 5, "Property, Equipment and Software, net."

Debt Modification Costs and Loss on Debt Extinguishment

In 2021, we recorded $37 million and $0.5 million of debt modification costs and loss on debt extinguishment related to the February 2021 Refinancing Transaction and termination of the Receivables Financing Facility, respectively. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 7, "Debt" for further discussion.

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

The following tables present, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Year Ended December 31, 2022	Year Ended December 31, 2023			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$1,740.8	$1,747.4	$0.4	$1,747.8	0.4%	0.4%
Private Cloud	1,381.5	1,209.7	(1.2)	1,208.5	(12.4)%	(12.5)%
Total	$3,122.3	$2,957.1	$(0.8)	$2,956.3	(5.3)%	(5.3)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

	Year Ended December 31, 2021	Year Ended December 31, 2022			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$1,471.3	$1,740.8	$13.0	$1,753.8	18.3%	19.2%
Private Cloud	1,538.2	1,381.5	30.6	1,412.1	(10.2)%	(8.2)%
Total	$3,009.5	$3,122.3	$43.6	$3,165.9	3.7%	5.2%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

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

The table below presents a reconciliation of gross profit to Non-GAAP Gross Profit:

	Year Ended December 31,
(In millions)	2021	2022	2023
Gross profit	$936.8	$856.9	$628.8
Share-based compensation expense	16.7	11.6	9.1
Special bonuses and other compensation expense (a)	2.7	1.9	4.0
Purchase accounting impact on expense (b)	4.7	2.7	2.6
Restructuring and transformation expenses (c)	35.5	10.9	16.9
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	—	0.2	0.3
Non-GAAP Gross Profit	$996.4	$884.2	$661.7

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

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, costs related to the closure of a UK office, certain other non-operating, non-recurring or non-core gains and losses, interest expense, expenses for our Receivables Purchase Facility, income taxes, depreciation and amortization, and goodwill and asset impairment charges.

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

The following tables present a reconciliation of Non-GAAP Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measures. For a reconciliation of income (loss) from operations to Non-GAAP Operating Profit, see “Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit” in the year-over-year comparisons under "Results of Operations" above.

Net loss reconciliation to Non-GAAP Net Income (Loss)

	Year Ended December 31,
(In millions)	2021	2022	2023
Net loss	$(218.3)	$(804.8)	$(837.8)
Share-based compensation expense	75.4	69.5	65.4
Special bonuses and other compensation expense (a)	11.8	10.0	12.1
Transaction-related adjustments, net (b)	25.7	11.0	5.2
Restructuring and transformation expenses (c)	161.5	99.0	70.8
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	—	5.9	(4.8)
Impairment of goodwill	52.4	534.5	708.8
UK office closure (d)	—	—	12.1
Impairment of assets, net	—	146.1	52.2
Gain on sale of land	(19.9)	—	—
Net (gain) loss on divestiture and investments (e)	3.0	0.2	(0.3)
Debt modification costs and (gain) loss on debt extinguishment (f)	37.5	—	(271.3)
Other adjustments (g)	1.0	10.0	(1.0)
Amortization of intangible assets (h)	179.7	166.8	161.0
Tax effect of non-GAAP adjustments (i)	(103.3)	(133.3)	(5.1)
Non-GAAP Net Income (Loss)	$206.5	$114.9	$(32.7)

Net loss reconciliation to Adjusted EBITDA

	Year Ended December 31,
(In millions)	2021	2022	2023
Net loss	$(218.3)	$(804.8)	$(837.8)
Share-based compensation expense	75.4	69.5	65.4
Special bonuses and other compensation expense (a)	11.8	10.0	12.1
Transaction-related adjustments, net (b)	25.7	11.0	5.2
Restructuring and transformation expenses (c)	161.5	99.0	70.8
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	—	5.9	(4.8)
Impairment of goodwill	52.4	534.5	708.8
UK office closure (d)	—	—	12.1
Impairment of assets, net	—	146.1	52.2
Gain on sale of land	(19.9)	—	—
Net (gain) loss on divestiture and investments (e)	3.0	0.2	(0.3)
Debt modification costs and (gain) loss on debt extinguishment (f)	37.5	—	(271.3)
Other expense, net (j)	1.0	10.0	5.0
Interest expense	205.1	208.5	221.6
Benefit for income taxes	(30.8)	(92.9)	(16.6)
Depreciation and amortization (k)	421.4	387.5	366.4
Adjusted EBITDA	$725.8	$584.5	$388.8

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

(c)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. This amount also includes employee related costs and other costs related to the July 2021 Restructuring Plan of $25.4 million for the year ended December 31, 2021, which are accounted for as exit and disposal costs under ASC 420. In addition, it includes total charges of $25.1 million and $5.2 million for the years ended December 31, 2021 and 2022, respectively, related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

(d)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.
(e)	Includes gains and losses on investment and from dispositions.
(f)
Includes gains and losses related to repurchases of 5.375% Senior Notes, 3.50% Senior Secured Notes and the Term Loan Facility, the February 2021 Refinancing Transaction and termination of the Receivables Financing Facility.

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

(j)	Primarily consists of foreign currency gains and losses and expense related to our Receivables Purchase Facility.
(k)	Excludes accelerated depreciation expense related to facility closures.

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

	Year Ended December 31,
(In millions, except per share amounts)	2021	2022	2023
Net loss attributable to common stockholders	$(218.3)	$(804.8)	$(837.8)
Non-GAAP Net Income (Loss)	$206.5	$114.9	$(32.7)

Weighted average number of shares - Diluted	208.0	211.2	215.3
Effect of dilutive securities (a)	4.2	1.3	3.1
Non-GAAP weighted average number of shares - Diluted	212.2	212.5	218.4

Net loss per share - Diluted	$(1.05)	$(3.81)	$(3.89)
Per share impacts of adjustments to net loss (b)	2.04	4.35	3.74
Per share impacts of shares dilutive after adjustments to net loss (a)	(0.02)	0.00	0.00
Non-GAAP Earnings (Loss) Per Share	$0.97	$0.54	$(0.15)

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

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under our Revolving Credit Facility. As of December 31, 2023, the Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn and outstanding as of December 31, 2023. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Facilities, the 5.375% Senior Notes and the 3.50% Senior Secured Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

On March 3, 2022, our board of directors authorized a program to repurchase up to $75 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws. During the year ended December 31, 2022, we repurchased $31 million, or 3.1 million shares, of our common stock on the open market under this program. No shares were repurchased during the year ended December 31, 2023 and the program authorization expired on September 30, 2023.

On September 29, 2023, indirect subsidiaries of the company entered into a revolving agreement where a bankruptcy-remote SPV can sell accounts receivable, based upon the face amount of eligible receivables in the collateral pool, up to an aggregate maximum limit of $300 million to a financial institution on a recurring basis in exchange for cash.

At December 31, 2023, we held $197 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $117 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $66 million outstanding with respect to these arrangements as of December 31, 2023. We may choose to utilize these various sources of funding in future periods. Refer to Item 8 of Part II, Financial Statements and Supplementary Data - Note 9, "Financing Obligations" for more information regarding financing obligations.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $504 million outstanding with respect to operating and finance lease agreements as of December 31, 2023. We may choose to utilize such leasing arrangements in future periods. Refer to Item 8 of Part II, Financial Statements and Supplementary Data - Note 8, "Leases" for more information regarding our operating and finance leases.

As of December 31, 2023, we had $2,893 million aggregate principal amount outstanding under our Term Loan Facility, 5.375% Senior Notes, and 3.50% Senior Secured Notes, with $375 million of borrowing capacity available under the Revolving Credit Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

As a result of the amendment, borrowings under the Senior Facilities bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) Term SOFR equal to the forward-looking term rate, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, for the interest period relevant to such borrowing, plus a credit spread adjustment of 0.11% for an interest period of one-month's duration, 0.26% for an interest period of three-months' duration, and 0.43% for an interest period of six-months' duration, subject to a 0.75% floor, in the case of the Term Loan Facility, and a 1.00% floor, in the case of the Revolving Credit Facility, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Citi and (iii) adjusted Term SOFR for a one-month tenor plus 1.00%.

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

During the year ended December 31, 2023, we repurchased and surrendered for cancellation $56 million aggregate principal amount of the Term Loan Facility for $30 million, excluding related fees and expenses.

As of December 31, 2023, the interest rate on the Term Loan Facility was 8.23% and the outstanding principal balance was $2,181 million. We are required to make quarterly principal payments in the amount equal to 0.25% of the original principal amount of the Term Loan Facility, or $5.8 million, which began on June 30, 2021, with the balance due at maturity on February 15, 2028.

We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the Term Loan Facility that result from fluctuations in Term SOFR. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 15, "Derivatives" for more information on the interest rate swap agreements.

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

During 2023, we borrowed and fully repaid $50 million under the Revolving Credit Facility. As of December 31, 2023, we had total commitments of $375 million, no outstanding borrowings under the Revolving Credit Facility, and $3.5 million of letters of credit issued thereunder. As such, as of December 31, 2023, we had $375 million of available commitments remaining.

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

During the year ended December 31, 2023, we repurchased and surrendered for cancellation $36 million principal amount of 3.50% Senior Secured Notes for $18 million, including accrued interest of $0.3 million and excluding related fees and expenses.

As of December 31, 2023, $514 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

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

During the year ended December 31, 2023, we repurchased and surrendered for cancellation $352 million principal amount of 5.375% Senior Notes for $124 million, including accrued interest of $3 million and excluding related fees and expenses.

As of December 31, 2023, $198 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

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

As of December 31, 2023, we were in compliance with all covenants under the Senior Facilities and the Indentures.

March 2024 Refinancing Transactions

See "Subsequent Events" in Item 8 of Part II, Financial Statements and Supplementary Data - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies" for a discussion of the public and private debt exchange and related transactions that impacted or are expected to impact the Senior Facilities, the 3.50% Senior Secured Notes and the 5.375% Senior Notes.

Capital Expenditures

The following table sets forth a summary of our total capital expenditures for the periods indicated:

	Year Ended December 31,
(In millions)	2021	2022	2023
Customer gear (1)	$116.1	$83.7	$115.3
Data center build outs (2)	12.5	4.2	2.9
Office build outs (3)	2.0	0.1	1.8
Capitalized software and other projects (4)	72.3	53.8	61.3
Total capital expenditures	$202.9	$141.8	$181.3
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

The $40 million increase in capital expenditures from 2022 to 2023 was primarily driven by purchases of customer gear originally intended to support a specific new customer. This new customer did not materialize as expected; however, the gear is fungible and has been redeployed to support other business requirements. This gear was acquired through a finance lease.

The $61 million reduction in capital expenditures from 2021 to 2022 was due to the continued mix shift of our revenues from high capital intensity service offerings to low capital intensity service offerings. Additionally, the shift of internal software development work to lower cost geographies has also contributed to the decrease in capital expenditures between periods.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Year Ended December 31,
(In millions)	2021	2022	2023
Cash provided by operating activities	$370.8	$246.7	$374.9
Cash used in investing activities	$(69.0)	$(97.9)	$(96.0)
Cash used in financing activities	$(132.2)	$(187.0)	$(312.8)

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

Net cash provided by operating activities for 2023 increased $128 million, or 52%, from 2022. The increase in operating cash was primarily driven by $209 million of cash proceeds related to the initial sale of a portion of our receivables upon execution of the Receivables Purchase Facility in September 2023 and a $58 million decrease in payroll and payroll taxes due to lower levels of severance payouts in 2023 compared to 2022. Partially offsetting this increase in cash was a $103 million increase in operating expense payments, largely for third-party infrastructure costs, and a $38 million increase in interest payments on debt.

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

Net cash used in investing activities for 2023 decreased $2 million, or 2%, from 2022. During 2022, we made an $8 million cash payment in connection with the acquisition of Just Analytics and a $15 million payment for the purchase of a convertible promissory note. These cash outflows were partially offset by a $17 million increase in cash purchases of property, equipment, and software year-over-year. Other investing activities comprised the remainder of the variance in cash used between periods.

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

Net cash used in financing activities for 2023 increased $126 million, or 67% from 2022. The change was driven by a $169 million increase in net payments related to long-term debt between periods as the current period includes $121 million of 5.375% Senior Note repurchases, $18 million of 3.50% Senior Secured Note repurchases, and $30 million of Term Loan Facility repurchases, while the prior period only includes quarterly principal payments on our Term Loan Facility. In addition, there was a $13 million increase in finance lease principal payments between periods. Partially offsetting these drivers was $31 million in common stock share repurchases during 2022 as part of the program authorized in March 2022 and a $26 million reduction in principal payments of financing obligations.

Net cash used in financing activities for 2022 increased $55 million, or 41% from 2021. The change was primarily driven by a $57 million reduction in proceeds from employee stock plans year-over-year. The remaining variance includes $31 million in common stock share repurchases as part of the program authorized in March 2022, a $17 million increase in finance lease principal payments, and a $4 million increase in payments on the financing component of our interest rate swap during 2022. These drivers were partially offset by a $51 million reduction in net payments related to long-term debt activity between periods, including debt issuance costs. The prior year included the February 2021 Refinancing Transaction and a $65 million repayment on the now terminated Receivables Financing Facility, while the current period only includes quarterly principal payments on our Term Loan Facility. In addition, there was a $7 million decrease in principal payments for financing obligations between period

Off-Balance Sheet Arrangements

On September 29, 2023, Rackspace US and Rackspace Receivables II, LLC, a bankruptcy-remote SPV, each an indirect subsidiary of the company, entered into the Receivables Purchase Facility with PNC. The Receivables Purchase Facility allows the SPV to sell and/or contribute accounts receivable up an aggregate maximum limit of $300 million to PNC on a revolving basis.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 3, "Sale of Receivables" for more information regarding this off-balance sheet transaction.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We consider accounting estimates that require significant management judgment to be critical accounting estimates. We review our estimates and judgments on an ongoing basis, including those related to revenue recognition, allowance for credit losses, property, equipment and software and definite-lived intangible assets, goodwill and indefinite-lived intangible assets, contingencies, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to determine the carrying values of assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Revenue Recognition

We provide cloud computing to customers, which is broadly defined as the delivery of computing, storage and applications over the Internet. Cloud computing is a service transaction under which the services we provide vary on a daily basis. The totality of services provided represent a single integrated solution tailored to the customer’s specific needs. As such, our performance obligations to our customers consist of a single integrated solution delivered as a series of distinct daily services delivered over the same period of time. We recognize revenue on a daily basis as services are provided in an amount that reflects the consideration to which we expect to be entitled in exchange for the services.

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

A substantial amount of revenue, particularly within our Private Cloud segment, relates to fees associated with offerings that generally have a fixed term, typically from 12 to 36 months, with a monthly recurring fee based on the computing resources utilized and provided to the customer, the complexity of the underlying infrastructure and the level of support we provide. Contracts for our service offerings falling within our Public Cloud segment and legacy OpenStack business typically operate on a consumption model and can be canceled at any time without penalty.

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

As of September 1, 2022, due to the factors discussed below, we performed an interim impairment review of the recoverability of our long-lived assets by asset group. Based on the results of the recoverability test, we determined that, as of September 1, 2022, the carrying amount of the OpenStack Public Cloud asset group’s long-lived assets exceeded the sum of the undiscounted cash flows. Fair values of the OpenStack Public Cloud long-lived assets were determined using a combination of the income approach and the cost approach. The income approach utilized assumptions including management’s best estimates of the expected future cash flows, risk-adjusted discount rate, and the estimated useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. Estimates of floor values for the property, equipment and software, net, were considered relative to potential economic support for the assets such that the concluded value did not fall below the estimated floor value of these assets. We concluded that the carrying value of the OpenStack Public Cloud long-lived assets, including customer relationship intangibles and property, equipment and software, net, were impaired and recorded non-cash impairment charges of $38 million during the third quarter of 2022, which is included in "Impairment of assets, net" in our Consolidated Statements of Comprehensive Loss.

We also performed recoverability tests of our long-lived assets in conjunction with the goodwill impairment analyses performed subsequent to September 1, 2022 which did not result in any impairment charges.

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

We estimate the fair values of our reporting units and the Rackspace trade name using the discounted cash flow method and relief-from-royalty method, respectively. These calculations require the use of significant estimates and assumptions, such as: (i) the royalty rate; (ii) the estimation of future revenue growth rates, projected gross profit margins, projected operating costs, and projected capital expenditures, which are dependent on internal cash flow forecasts; (iii) estimation of the terminal growth rates; and (iv) determination of the risk-adjusted discount rates. The discount rates used are based on our weighted average cost of capital and are adjusted for risks and uncertainties inherent in our business and in our estimation of future cash flows. As part of the goodwill impairment test, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units, including OpenStack Public Cloud. The estimates and assumptions used to calculate the fair value of our reporting units and the Rackspace trade name from year to year are based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could produce materially different results.

For the quantitative goodwill impairment analysis, we utilized the income approach to determine the fair value of our reporting units. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows. The discounted cash flow models reflect our assumptions and considerations regarding revenue growth rates, projected gross profit margins, projected operating costs, projected capital expenditures, risk-adjusted discount rates, terminal period growth rates, and economic market trends. The terminal period growth rate is selected based on economic conditions and consideration of growth rates used in the forecast period and historical performance of the reporting unit.

Due to the change in our segment reporting as a result of the business reorganization as of January 1, 2023, we completed a quantitative goodwill impairment analysis both prior and subsequent to the aforementioned change. We reassigned goodwill to the updated reporting units using a relative fair value approach. The results of the quantitative goodwill impairment analysis performed as of January 1, 2023, subsequent to the change, indicated an impairment within our Private Cloud reporting unit, and we recorded a non-cash impairment charge of $271 million in the first quarter of 2023.

For the quantitative goodwill impairment analysis performed as of January 1, 2023, we utilized a range of our weighted-average cost of capital of 10.5% to 12.0% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of January 1, 2023. As a result, we determined that the carrying amount of our Private Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $271 million during the first quarter of 2023, which is included in "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss. The impairment primarily resulted from the reallocation of certain costs between the three reporting units to reflect the going-forward operating model following the business reorganization. The Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 20% and therefore no impairment was recognized.

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

For the quantitative goodwill impairment analysis performed as of March 31, 2023, we utilized a range of our weighted-average cost of capital of 10.0% to 11.5% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of March 31, 2023. As a result, we determined that the carrying amount of our Private Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $272 million during the first quarter of 2023, which is included in "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss. The impairment was driven by the company's most recent cash flow projections as revised in the first quarter of 2023 which reflected current market conditions and current trends in business performance, including slower than anticipated actualization of bookings. The Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 14% and therefore no impairment was recognized.

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

For the quantitative goodwill impairment analysis performed as of September 30, 2023, we utilized a range of our weighted-average cost of capital of 11.0% to 12.5% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of September 30, 2023. As a result, we determined that the carrying amount of our Private Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $166 million during the third quarter of 2023, which is included in "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss. The impairment was driven by the company's cash flow projections as revised in the third quarter of 2023 to reflect current market conditions and business mix shifts. The Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 17% and therefore no impairment was recognized.

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

As of October 1, 2023, we reassessed our reporting unit structure and aggregated the OpenStack Public Cloud reporting unit into our Private Cloud reporting unit. We currently have two reporting units: Public Cloud and Private Cloud. Due to the change in our reporting units as of October 1, 2023, we completed a quantitative goodwill impairment analysis. As the Private Cloud and OpenStack Public Cloud reporting units are being combined into the new Private Cloud reporting unit, the goodwill of the reporting units has been combined rather than reassigned based on the relative fair values of the reporting units. The results of the quantitative goodwill impairment analysis performed as of October 1, 2023, subsequent to the change, indicated no impairment charges to our Private Cloud or Public Cloud reporting units.

For the quantitative goodwill impairment analysis performed as of October 1, 2023, we utilized a range of our weighted-average cost of capital of 11.0% to 12.5% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of October 1, 2023. The Private and Public Cloud reporting units were determined to have a fair value that exceeded its carrying value by approximately 3% and 17%, respectively and, therefore, no impairment was recognized.

We performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting units by utilizing changes in assumptions that reflect reasonably likely future changes in the discount rate used in the weighted-average cost of capital calculation and the terminal growth rate. Assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in decreases in fair value of our Private Cloud and Public Cloud reporting units of approximately $67 million and $52 million, respectively.

As of September 1, 2022, after considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting unit as of September 1, 2022.

For the interim quantitative goodwill impairment analysis performed as of September 1, 2022, we utilized a range of our weighted-average cost of capital of 10.0% to 12.0% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of September 1, 2022. As a result of our interim goodwill impairment test performed as of September 1, 2022, we determined that the carrying amount of our former Multicloud Services reporting unit exceeded its fair value and recorded a goodwill impairment charge of $405 million during the third quarter of 2022, which is included in "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss. The impairment was driven by deteriorating forecasted margins and cash flows within this reporting unit primarily due to slower than anticipated product mix shifts. Our former Apps & Cross Platform reporting unit was determined to have a fair value that exceeded its carrying value by approximately 15% and therefore no impairment was recognized.

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

We performed our annual quantitative goodwill impairment test as of October 1, 2022. For the quantitative goodwill impairment analysis performed as of October 1, 2022, we utilized a range of our weighted-average cost of capital of 10.0% to 12.0% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of October 1, 2022. As a result of our goodwill impairment test performed as of October 1, 2022, we determined that the fair value exceeded the carrying amounts for each of our reporting units. The fair value exceeded the carrying value for the former Multicloud Services reporting unit by 1% and the former Apps & Cross Platform reporting unit by 15%. Therefore no impairment was recognized.

We performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting unit by utilizing changes in assumptions that reflect reasonably likely future changes in the discount rate used in the weighted-average cost of capital calculation and the terminal growth rate. Assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in decreases in fair value of our former Multicloud Services and Apps & Cross Platform reporting units of approximately $236 million and $38 million, respectively.

During the fourth quarter of 2022, subsequent to our annual goodwill impairment analysis, we experienced decline in our market capitalization following a ransomware incident in early December which caused service disruptions on our Hosted Exchange email business which was included in our former Apps & Cross Platform reporting unit. After considering all available evidence in our evaluation of goodwill impairment indicators, including our lowered projected operating results within this reporting unit, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of December 31, 2022.

For the quantitative goodwill impairment analysis performed as of December 31, 2022, we utilized a range of our weighted-average cost of capital of 10.5% to 12.0% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of December 31, 2022. As a result of our goodwill impairment test performed as of December 31, 2022, we determined that the carrying amount of our former Apps & Cross Platform reporting unit exceeded its fair value and recorded a goodwill impairment charge of $129 million during the fourth quarter of 2022, which is included in "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss. The impairment was driven by a decrease in forecasted revenues, margins, and cash flows within the reporting unit primarily due to the Hosted Exchange incident and other macroeconomic factors. The former Multicloud Services reporting unit was determined to have a fair value that exceeded its carrying value by approximately 1% and therefore no impairment was recognized.

We performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting unit by utilizing changes in assumptions that reflect reasonably likely future changes in the discount rate used in the weighted-average cost of capital calculation and the terminal growth rate. Assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in decreases in fair value of our former Multicloud Services and Apps & Cross Platform reporting units of approximately $218 million and $22 million, respectively.

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

As of December 31, 2023, the carrying amount of goodwill was $1,452.4 million.

Indefinite-Lived Intangible Assets

As of January 1, 2023, March 31, 2023 and September 30, 2023, due to the factors discussed above, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method. Significant estimates and assumptions included in the relief from royalty method are expectations of revenue growth rates, and selection of royalty rate and discount rate. We utilized a royalty rate of 0.5% for all periods and a discount rate of 11.0% as of January 1, 2023 and March 31, 2023, and a discount rate of 11.9% as of September 30, 2023. We completed the quantitative assessments of our indefinite-lived intangible asset prior to testing our goodwill for impairment as of January 1, 2023 and March 31, 2023 which did not indicate any impairment of the Rackspace trade name.

The quantitative test as of September 30, 2023 indicated that the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $57 million non-cash impairment charge during the third quarter of 2023 which is included in "Impairment of assets, net" in our Consolidated Statements of Comprehensive Loss

We completed the quantitative assessments of our indefinite-lived intangible asset prior to testing our goodwill for impairment as of October 1, 2023 which did not indicate any impairment of the Rackspace trade name.

As of September 1, 2022, October 1, 2022 and December 31, 2022, due to the factors discussed above, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method. Significant estimates and assumptions included in the relief from royalty method are expectations of revenue growth rates, and selection of royalty rate and discount rate. We utilized a royalty rate of 0.5% for all periods and a discount rate of 10.7% as of September 1, 2022 and October 1, 2022, and a discount rate of 11.0% as of December 31, 2022. We completed the quantitative assessments of our indefinite-lived intangible asset prior to testing our goodwill for impairment.

As of September 1, 2022, we determined the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $21 million non-cash impairment charge during the third quarter of 2022, which is included in "Impairment of assets, net" in our Consolidated Statements of Comprehensive Loss.

As of October 1, 2022, we determined the estimated fair value of the Rackspace trade name was greater than its carrying value, and therefore no impairment was recognized.

As of December 31, 2022, we determined the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $12 million non-cash impairment charge during the fourth quarter of 2022, which is included in "Impairment of assets, net" in our Consolidated Statements of Comprehensive Loss.

The fair value determination of our reporting units and our indefinite-lived intangible asset is judgmental in nature and requires the use of estimates and assumptions that are sensitive to changes. Assumptions include estimation of the royalty rate for the trade name, estimation of future revenue growth rates, projected gross profit margins, projected operating costs, projected capital expenditures, which are dependent on internal cash flow forecasts, estimation of the terminal growth rates and determination of risk-adjusted discount rates. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) volatility in the equity and debt markets or other macroeconomic factors, (ii) an increase in the weighted-average cost of capital due to further increases in interest rates, (iii) decrease in future cash flows due to lower than expected sales, or (iv) fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations. Accordingly, if our current cash flow assumptions are not realized, we experience further sustained declines in our stock price or market capitalization, or increases in costs of capital, it is possible that an additional impairment charge may be recorded in the future, which could be material.

We are currently evaluating the impact of the subsequent events described in Item 8 of Part II, Financial Statements and Supplementary Data - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies" and the company’s most recently approved internal forecasts on the significant estimates and assumptions used in our most recent annual impairment testing. After considering all available evidence in evaluating potential impairment indicators, we may determine it is appropriate to perform an interim quantitative goodwill impairment analysis during the first quarter of 2024. It is possible that impairment charges may be recorded, which could be material.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities, which includes our $375 million Revolving Credit Facility and $2,181 million outstanding under the Term Loan Facility. As of December 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $2,181 million outstanding under the Term Loan Facility. As of December 31, 2023, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities.

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

To continue to manage our exposure to interest rate risk associated with our Term Loan Facility, in May 2023 we amended our remaining swap agreement to change the index from three-month LIBOR (subject to a floor of 0.75%) to one-month Term SOFR (subject to a floor of 0.75%); consistent with the First Lien Credit Agreement amendment in April 2023. The fixed rate for this swap agreement is presented in the table below. As of December 31, 2023, the interest rate on the Term Loan Facility was 8.23%, equal to an applicable margin of 2.86% (including the credit spread adjustment of 0.11%) plus one-month Term SOFR for the interest period of 5.37%.

The key terms of the swap outstanding as of December 31, 2023 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
February 2021	February 9, 2021	$1,350.0	2.34150%	February 9, 2026

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 15, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See “Constant Currency Revenue.” While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. During 2023, we recognized foreign currency transaction gains of $4 million within "Other expense, net" in our Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. During 2023, we expensed approximately $47 million for utility companies to power our data centers, representing approximately 2% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RACKSPACE TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rackspace Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rackspace Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Interim Goodwill Impairment Assessments - Private Cloud and Public Cloud Reporting Units

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated net goodwill balance was $1,452.4 million as of December 31, 2023, and the goodwill associated with the Private Cloud and Public Cloud reporting units was $854.7 million and $597.7 million, respectively. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment at the reporting unit level. Management conducts impairment testing on an annual basis as of October 1st or more frequently if events or circumstances indicate a potential impairment. On January 1, 2023, as a result of a reorganization of the Company’s business around a two-business unit operating model, the Company changed its reportable segments to Private Cloud and Public Cloud. As a result of this change, goodwill was allocated from the former reporting units to the Public Cloud and Private Cloud reporting units based on their relative fair value and a quantitative goodwill impairment analysis was performed both prior and subsequent to the change. The results of the quantitative impairment analysis performed as of January 1, subsequent to the change, indicated an impairment within the Private Cloud reporting unit resulting in a non-cash impairment charge of $270.8 million. During the first and third quarters of 2023, the Company experienced a sustained decline in its stock price resulting in the market capitalization being less than the carrying value of the combined reporting units. After considering all available evidence in the evaluation of goodwill impairment indicators, management determined it appropriate to perform interim quantitative assessments of the reporting units as of March 31, 2023 and September 30, 2023. As a result of the quantitative assessments performed as of March 31, 2023 and September 30, 2023, management recorded non-cash impairment charges of $272.3 million and $165.7 million, respectively, for the Private Cloud reporting unit. Management estimated the fair values of each of the reporting units using the income approach, specifically the discounted cash flow method. The discounted cash flow models reflect management’s assumptions and considerations regarding revenue growth rates, projected gross profit margins, projected operating costs, projected capital expenditures, risk-adjusted discount rates, terminal period growth rates, and economic market trends.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments of the Private Cloud and Public Cloud reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Private Cloud and Public Cloud reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating management’s significant assumptions related to revenue growth rates, projected gross profit margins, projected operating costs, projected capital expenditures, risk-adjusted discount rate and terminal period growth rate for the Private Cloud reporting unit and revenue growth rates, projected gross profit margins, projected operating costs, risk-adjusted discount rate, and terminal period growth rate, for the Public Cloud reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Private Cloud and Public Cloud reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the Private Cloud and Public Cloud reporting units, (ii) evaluating the appropriateness of the discounted cash flow models used by management, (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow models, and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, projected gross profit margins, projected operating costs, projected capital expenditures and risk-adjusted discount rates for the Private Cloud reporting unit and revenue growth rates, projected gross profit margins, projected operating costs and risk-adjusted discount rates for the Public Cloud reporting unit. Evaluating management’s significant assumptions related to revenue growth rates, projected gross profit margins, projected operating costs and projected capital expenditures for the Private Cloud reporting unit and revenue growth rates, projected gross profit margins and projected operating costs for the Public Cloud reporting unit involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow models and (ii) the reasonableness of the terminal period growth rate and risk-adjusted discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
March 15, 2024

We have served as the Company’s auditor since 2017.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	December 31, 2022	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$228.4	$196.8
Accounts receivable, net of allowance for credit losses and accrued customer credits of $24.6 and $20.1, respectively	622.2	339.7
Prepaid expenses	97.3	87.4
Other current assets	125.3	114.2
Total current assets	1,073.2	738.1

Property, equipment and software, net	628.3	608.8
Goodwill, net	2,155.1	1,452.4
Intangible assets, net	1,236.0	1,019.0
Operating right-of-use assets	138.0	126.3
Other non-current assets	226.1	151.6
Total assets	$5,456.7	$4,096.2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$447.3	$432.7
Accrued compensation and benefits	95.3	72.2
Deferred revenue	80.9	78.8
Debt	23.0	23.0
Accrued interest	36.3	20.5
Operating lease liabilities	60.0	66.0
Finance lease liabilities	61.7	55.8
Financing obligations	16.7	14.0
Other current liabilities	35.3	36.5
Total current liabilities	856.5	799.5

Non-current liabilities:
Debt	3,295.4	2,839.6
Operating lease liabilities	84.8	74.6
Finance lease liabilities	310.5	308.0
Financing obligations	47.6	52.4
Deferred income taxes	126.7	79.2
Other non-current liabilities	105.7	97.4
Total liabilities	4,827.2	4,250.7

Commitments and Contingencies (Note 10)

Stockholders' equity (deficit):
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 215.7 and 220.5 shares issued; 212.6 and 217.4 shares outstanding, respectively	2.2	2.2
Additional paid-in capital	2,573.3	2,638.2
Accumulated other comprehensive income	71.4	60.3
Accumulated deficit	(1,986.4)	(2,824.2)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' equity (deficit)	629.5	(154.5)
Total liabilities and stockholders' equity (deficit)	$5,456.7	$4,096.2

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions, except per share data)	2021	2022	2023
Revenue	$3,009.5	$3,122.3	$2,957.1
Cost of revenue	(2,072.7)	(2,265.4)	(2,328.3)
Gross profit	936.8	856.9	628.8
Selling, general and administrative expenses	(906.8)	(855.3)	(767.2)
Impairment of goodwill	(52.4)	(534.5)	(708.8)
Impairment of assets, net	—	(146.1)	(52.2)
Gain on sale of land	19.9	—	—
Loss from operations	(2.5)	(679.0)	(899.4)
Other income (expense):
Interest expense	(205.1)	(208.5)	(221.6)
Gain (loss) on investments, net	(3.0)	(0.2)	0.3
Debt modification costs and gain (loss) on debt extinguishment	(37.5)	—	271.3
Other expense, net	(1.0)	(10.0)	(5.0)
Total other income (expense)	(246.6)	(218.7)	45.0
Loss before income taxes	(249.1)	(897.7)	(854.4)
Benefit for income taxes	30.8	92.9	16.6
Net loss	$(218.3)	$(804.8)	$(837.8)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(3.6)	$(27.2)	$8.0
Unrealized gain on derivative contracts	11.5	86.9	10.8
Amount reclassified from accumulated other comprehensive income (loss) to earnings	17.6	4.8	(29.9)
Other comprehensive income (loss)	25.5	64.5	(11.1)
Comprehensive loss	$(192.8)	$(740.3)	$(848.9)

Net loss per share:
Basic and diluted	$(1.05)	$(3.81)	$(3.89)
Weighted average number of shares outstanding:
Basic and diluted	208.0	211.2	215.3

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2021	2022	2023
Cash Flows From Operating Activities
Net loss	$(218.3)	$(804.8)	$(837.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	424.8	387.8	369.7
Amortization of operating right-of-use assets	65.9	59.8	73.2
Deferred income taxes	(41.5)	(108.8)	(41.9)
Share-based compensation expense	75.4	69.5	65.4
Impairment of goodwill	52.4	534.5	708.8
Impairment of assets, net	—	146.1	52.2
Gain on sale of land	(19.9)	—	—
Debt modification costs and (gain) loss on debt extinguishment	37.5	—	(271.3)
Unrealized loss on derivative contracts	16.8	18.5	15.5
(Gain) loss on investments, net	3.0	0.2	(0.3)
Provision for bad debts and accrued customer credits	(2.0)	12.4	9.0
Amortization of debt issuance costs and debt discount	8.8	8.0	7.9
Non-cash fair value adjustments	—	3.2	(1.0)
Other operating activities	(2.1)	(0.2)	0.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(69.5)	(82.4)	275.1
Prepaid expenses and other current assets	9.5	(7.1)	24.6
Accounts payable, accrued expenses, and other current liabilities	88.1	69.8	(44.2)
Deferred revenue	21.6	(21.6)	(5.8)
Operating lease liabilities	(61.4)	(65.5)	(65.6)
Other non-current assets and liabilities	(18.3)	27.3	41.0
Net cash provided by operating activities	370.8	246.7	374.9
Cash Flows From Investing Activities
Purchases of property, equipment and software	(108.4)	(80.4)	(96.9)
Acquisitions, net of cash acquired	—	(7.7)	—
Proceeds from sale of land	31.3	—	—
Purchase of convertible promissory note	—	(15.0)	—
Other investing activities	8.1	5.2	0.9
Net cash used in investing activities	(69.0)	(97.9)	(96.0)
Cash Flows From Financing Activities
Proceeds from employee stock plans	61.1	3.7	1.3
Shares of common stock withheld for employee taxes	—	—	(1.0)
Shares of common stock repurchased	—	(31.0)	—
Proceeds from borrowings under long-term debt arrangements	2,838.5	—	50.0
Payments on long-term debt	(2,877.9)	(23.0)	(241.9)
Payments for debt issuance costs	(34.5)	—	—
Payments on financing component of interest rate swap	(12.9)	(17.2)	(18.8)
Principal payments of finance lease liabilities	(50.6)	(67.2)	(79.7)
Principal payments of financing obligations	(55.9)	(49.0)	(22.7)
Other financing activities	—	(3.3)	—
Net cash used in financing activities	(132.2)	(187.0)	(312.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2.3)	(5.8)	2.2
Increase (decrease) in cash, cash equivalents, and restricted cash	167.3	(44.0)	(31.7)
Cash, cash equivalents, and restricted cash at beginning of period	108.1	275.4	231.4
Cash, cash equivalents, and restricted cash at end of period	$275.4	$231.4	$199.7

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$178.5	$177.9	$213.9
Cash payments for income taxes, net of refunds	$5.5	$10.5	$11.9

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$60.4	$36.7	$67.7
Acquisition of property, equipment and software by financing obligations	44.7	7.1	25.0
Other non-cash additions	—	—	5.3
Increase (decrease) in property, equipment and software accrued in liabilities	(10.6)	17.6	(13.6)
Non-cash purchases of property, equipment and software	$94.5	$61.4	$84.4

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Consolidated Statements of Cash Flows.

	Year Ended December 31,
(In millions)	2021	2022	2023
Cash and cash equivalents	$272.8	$228.4	$196.8
Restricted cash included in other non-current assets	2.6	3.0	2.9
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$275.4	$231.4	$199.7

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	201.8	$2.0	$2,363.6	$(18.6)	$(963.3)	—	$—	$1,383.7
Issuance of common stock	2.7	—	—	—	—	—	—	—
Exercise of stock options and release of stock awards	6.0	0.1	50.7	—	—	—	—	50.8
Issuance of shares from Employee Stock Purchase Plan	0.7	—	10.3	—	—	—	—	10.3
Share-based compensation expense	—	—	75.4	—	—	—	—	75.4
Net loss	—	—	—	—	(218.3)	—	—	(218.3)
Other comprehensive income	—	—	—	25.5	—	—	—	25.5
Balance at December 31, 2021	211.2	$2.1	$2,500.0	$6.9	$(1,181.6)	—	$—	$1,327.4
Exercise of stock options and release of stock awards	3.7	0.1	0.7	—	—	—	—	0.8
Issuance of shares from Employee Stock Purchase Plan	0.8	—	3.1	—	—	—	—	3.1
Share-based compensation expense	—	—	69.5	—	—	—	—	69.5
Net loss	—	—	—	—	(804.8)	—	—	(804.8)
Other comprehensive income	—	—	—	64.5	—	—	—	64.5
Repurchase of common stock	—	—	—	—	—	3.1	(31.0)	(31.0)
Balance at December 31, 2022	215.7	$2.2	$2,573.3	$71.4	$(1,986.4)	3.1	$(31.0)	$629.5
Exercise of stock options and release of stock awards, net of shares withheld	4.1	—	(1.0)	—	—	—	—	(1.0)
Issuance of shares from Employee Stock Purchase Plan	0.7	—	1.3	—	—	—	—	1.3
Share-based compensation expense for equity classified awards	—	—	64.6	—	—	—	—	64.6
Net loss	—	—	—	—	(837.8)	—	—	(837.8)
Other comprehensive loss	—	—	—	(11.1)	—	—	—	(11.1)
Balance at December 31, 2023	220.5	$2.2	$2,638.2	$60.3	$(2,824.2)	3.1	$(31.0)	$(154.5)

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

On January 18, 2022, we acquired 100% of Just Analytics, a leading provider of cloud-based data, analytics, and AI services based in the APJ region. The acquisition was completed for $7.7 million in cash consideration, net of cash acquired, together with future deferred payments that are considered post-combination compensation costs and will be recognized over the next three years. The acquisition of Just Analytics was not material to the consolidated financial statements.

Effective on January 1, 2023, we reorganized around a two-business unit operating model, Public Cloud and Private Cloud. This two-business unit operating model ensures increased focus, delivery, and service quality for our customers. Beginning in 2023, we changed our segment reporting to reflect this reorganization under two reportable segments: Public Cloud and Private Cloud. See Note 18, "Segment Reporting" for more information.

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

Liquidity Overview

We are a highly leveraged company. As of December 31, 2023, we had $2,892.5 million aggregate principal amount outstanding under our Term Loan Facility, 5.375% Senior Notes, and 3.50% Senior Secured Notes. We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under our Revolving Credit Facility. As of December 31, 2023, the Revolving Credit Facility provided for up to $375.0 million of borrowings, none of which was drawn and outstanding as of December 31, 2023. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash and cash equivalents of $196.8 million as of December 31, 2023, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.

Subsequent Events

Private Exchange

On March 12, 2024, we (together with certain of our subsidiaries) closed a private debt exchange (the “Private Exchange”) with (i) certain holders of the 3.50% Senior Secured Notes (the “Existing Secured Notes”) issued by Rackspace Technology Global (the “Existing Borrower”), representing more than 64% of the aggregate principal amount of the outstanding Existing Secured Notes, and (ii) lenders representing more than 72% of the aggregate principal amount of the outstanding term loans (the “Existing Term Loans”) under the First Lien Credit Agreement.

Pursuant to the Private Exchange, (i) $331.4 million aggregate principal amount of Existing Secured Notes and $1,588.8 million aggregate principal amount of Existing Term Loans were exchanged or purchased for cancellation and (ii) $267.3 million aggregate principal amount of new 3.50% FLSO Notes and $1,312.0 million aggregate principal amount of new first lien second out term loans (the “New FLSO Term Loans”) were issued by Rackspace Finance, LLC, a new subsidiary of the company (the “New Borrower”).

As a result of the Private Exchange, the company eliminated more than $375.0 million of its debt and extended the maturity of $1,579.4 million of its debt until May 2028. In addition, the New Borrower issued $275.0 million in aggregate principal amount of first lien first out senior secured term loans and the company repurchased and cancelled $69.3 million aggregate principal amount of its 5.375% Senior Notes.

Public Exchanges

On March 13, 2024, the company launched an offer to all of the holders of the Existing Borrower’s remaining Existing Term Loans (the “Public Term Loan Exchange”). Assuming full participation in the Public Term Loan Exchange, the company expects that (i) $592.3 million aggregate principal amount of Existing Term Loans will be exchanged or purchased for cancellation and (ii) $418.8 million aggregate principal amount of New FLSO Term Loans will be issued by the New Borrower.

On March 14, 2024, the company launched an offer to all of the holders of the Existing Borrower’s remaining Existing Secured Notes (the “Public Note Exchange” and, together with the Public Term Loan Exchange, the “Public Exchanges”). Assuming full participation in the Public Note Exchange, the company expects that (i) $182.3 million aggregate principal amount of Existing Secured Notes will be exchanged or purchased for cancellation and (ii) $127.6 million aggregate principal amount of New Secured Notes will be issued by the New Borrower.

The Public Exchanges are subject to certain customary closing conditions and termination provisions and may not be consummated.

These disclosures are for informational purposes only and shall not constitute or form part of any offer or invitation to purchase or sell, or any solicitation of any offer to sell or purchase, notes or any other securities or debt instruments, and neither this report nor any part of it, nor the fact of its release, shall form the basis of, or be relied on or in connection with, any contract therefor. The Public Note Exchange is made only by and pursuant to the terms and conditions of a confidential offering memorandum that will only be made available to eligible holders of the Existing Secured Notes. The complete terms and conditions of the Public Note Exchange for the Existing Secured Notes are set forth in such confidential offering memorandum. The Public Term Loan Exchange is made only by and pursuant to the terms and conditions of an exchange agreement that will only be made available to holders of the Existing Term Loans. The complete terms and conditions of the Public Term Loan Exchange for the Existing Term Loans are set forth in such exchange agreement. None of the company, the Existing Borrower, the New Borrower or any of their affiliates takes any position or makes any recommendation as to whether or not eligible holders should participate in the Public Note Exchange or the Public Term Loan Exchange.

New Revolving Credit Facility

On March 12, 2024, the New Borrower also established the New Revolving Credit Facility consisting of new first out first lien revolving credit commitments in an aggregate principal amount of $375.0 million. All revolving lenders under the company’s prior Revolving Credit Facility agreed to exchange their revolving loan commitments for commitments in respect of the New Revolving Credit Facility, which replaces in full the company’s prior Revolving Credit Facility. The New Revolving Credit Facility has a maturity date of May 15, 2028.

Accounting and Tax Impacts

We are evaluating the accounting impacts of the Private Exchange, Public Exchanges and New Revolving Credit Facility which are currently not estimable.

In addition, the tax consequences of debt exchanges are reasonably complex and could result in both the recognition of taxable income and/or the reduction of the tax basis of our assets. We are in the process of evaluating these matters and expect that a portion of any income resulting from the Private Exchange and Public Exchanges could be taxable. Any additional taxable income arising from these transactions could be substantially offset by tax attributes currently reported on our Consolidated Balance Sheets, which may also include attributes that have a valuation allowance against resulting in reversals of such valuation allowances.

Cash, Cash Equivalents, and Restricted Cash

Our cash is comprised of bank deposits, overnight sweep accounts and money market funds and is held with high-credit quality U.S. and foreign financial institutions. We consider all highly liquid investments, such as money market funds, with original maturities of three months or less when acquired to be cash equivalents.

Restricted cash, included in "Other non-current assets" in our Consolidated Balance Sheets, represents collateral for letters of credit. Restricted cash was $3.0 million and $2.9 million as of December 31, 2022 and 2023, respectively.

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

Replacements and major improvements to property, equipment and software are capitalized, while maintenance and repairs are charged to expense as incurred. We also capitalize interest costs incurred during the acquisition, development and construction of certain assets until the asset is ready for its intended use. We capitalized interest of $0.6 million, $0.4 million and $0.8 million for the years ended December 31, 2021, 2022 and 2023, respectively.

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

Assets classified as held for sale are recorded at the lower of carrying value or its estimated fair value, less costs to sell, and no depreciation and amortization is recorded after the held for sale classification is met. As of December 31, 2022, our corporate headquarters property was classified as held for sale. See Note 5, "Property, Equipment and Software, net" and Note 6, "Goodwill and Intangible Assets" for more information.

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

As of September 1, 2022, prior to performing the goodwill impairment analysis discussed below, we performed a recoverability test of our long-lived assets by asset group, including finite-lived intangible assets, in which we estimated the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Based on the results of the recoverability test, we determined that, as of September 1, 2022, the carrying amount of the OpenStack Public Cloud asset group’s underlying assets exceeded the sum of the undiscounted cash flows, and therefore is subject to the fair value test. Fair values of the OpenStack Public Cloud long-lived assets were determined using a combination of the income approach and the cost approach. The income approach utilized assumptions including management’s best estimates of the expected future cash flows, risk-adjusted discount rate, and the estimated useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. Estimates of floor values for the property, equipment and software, net, were considered relative to potential economic support for the assets such that the concluded value did not fall below the estimated floor value of these assets. As a result of the fair value test, we recorded non-cash impairment charges totaling $37.7 million related to property, equipment and software, net and intangible assets, which are included in "Impairment of assets, net" on our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2022.

We also performed recoverability tests of our long-lived assets in conjunction with the goodwill impairment analyses performed subsequent to September 1, 2022 which did not result in any impairment charges.

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

On January 1, 2023, as a result of the reorganization of our business around a two-business unit operating model, we changed our operating and reportable segments to Private Cloud and Public Cloud. Our prior Multicloud Services segment has been separated into its public and private cloud components and the offerings previously reported in our Apps & Cross Platform segment have been reassigned to either the Public Cloud or Private Cloud segment based on the nature of the offering. Our prior OpenStack Public Cloud segment is included in Private Cloud. As a result of the segment change, we allocated the goodwill of our former Multicloud Services and Apps & Cross Platform reporting units to the Public Cloud and Private Cloud reporting units based on their relative fair value. OpenStack Public Cloud remains a separate reporting unit for goodwill purposes. Due to the change in our segment reporting and the allocation of goodwill, we completed a quantitative goodwill impairment analysis both prior and subsequent to the aforementioned change. The results of the quantitative goodwill impairment analysis performed as of December 31, 2022, prior to the change, indicated an impairment within our former Apps & Cross Platform reporting unit, and we recorded a non-cash impairment charge of $129.3 million in the fourth quarter of 2022, as further discussed below. We reassigned goodwill to the updated reporting units using a relative fair value approach. The results of the quantitative goodwill impairment analysis performed as of January 1, 2023, subsequent to the reorganization, indicated an impairment within our Private Cloud reporting unit, and we recorded a non-cash impairment charge of $270.8 million in the first quarter of 2023.

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

Prior to October 1, 2023, we had two reporting units with goodwill: Public Cloud and Private Cloud. Goodwill allocated to our third reporting unit, OpenStack Public Cloud, was fully impaired during the fourth quarter of 2021. As of October 1, 2023, we reassessed our reporting unit structure and aggregated the OpenStack Public Cloud reporting unit into our Private Cloud reporting unit. We currently have two reporting units: Public Cloud and Private Cloud. Due to the change in our reporting units as of October 1, 2023, we completed a quantitative goodwill impairment analysis.

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

For the goodwill impairment tests completed during the years ended December 31, 2021, 2022 and 2023, including the interim quantitative analyses, we compared the fair values of each of our reporting units to their respective carrying amounts. The fair values of each of our reporting units were derived using the income approach, specifically the discounted cash flow method. The discounted cash flow models reflect our assumptions and considerations regarding revenue growth rates, projected gross profit margins, projected operating costs, projected capital expenditures, risk-adjusted discount rates, terminal period growth rates, and economic market trends. As part of the goodwill impairment test, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units, including OpenStack Public Cloud. Goodwill impairment is measured as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill for that reporting unit.

The results of our quantitative goodwill impairment analyses as of January 1, 2023 and March 31, 2023 indicated an impairment of goodwill within our Private Cloud reporting unit, and we recorded non-cash impairment charges of $270.8 million and $272.3 million, respectively, within "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss in the first quarter of 2023.

The results of our quantitative goodwill impairment analysis as of September 30, 2023 indicated an impairment of goodwill within our Private Cloud reporting unit, and we recorded non-cash impairment charges of $165.7 million, within "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss in the third quarter of 2023. The results of our quantitative goodwill impairment analysis as of October 1, 2023 indicated no impairment of goodwill

During the third quarter of 2022, we experienced a sustained decline in our stock price resulting in our market capitalization being less than the carrying value of our combined reporting units. As of September 1, 2022, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. In addition, as of September 1, 2022, we lowered our projected operating results primarily due to product mix shifts and market concerns related to inflation and other macroeconomic factors. As such, as of September 1, 2022, we determined it appropriate to perform an interim quantitative assessment of our reporting units, which indicated an impairment of goodwill within the former Multicloud Services reporting unit, and we recorded a non-cash impairment charge of $405.2 million within "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss in the third quarter of 2022.

The results of our annual goodwill impairment test as of October 1, 2022 did not indicate any impairments of goodwill

During the fourth quarter of 2022, subsequent to our annual goodwill impairment analysis, we experienced a decline in our market capitalization following a ransomware incident in early December which caused service disruptions on our Hosted Exchange email business which was included in the former Apps & Cross Platform reporting unit. After considering all available evidence in our evaluation of goodwill impairment indicators, including our lowered projected operating results within this reporting unit, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of December 31, 2022, which indicated an impairment of goodwill within our former Apps & Cross Platform reporting unit, and we recorded a non-cash impairment charge of $129.3 million within "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss in the fourth quarter of 2022.

The results of our annual goodwill impairment test for the year ended December 31, 2021 indicated a full impairment of goodwill within our OpenStack Public Cloud reporting unit, and we recorded a non-cash impairment charge of $52.4 million within "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss.

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

We performed a quantitative assessment of our indefinite-lived intangible asset prior to testing our goodwill for impairment as of January 1, 2023, March 31, 2023, and December 31, 2023 which did not indicate any impairment of the Rackspace trade name.

Due to the factors discussed in the goodwill analyses above and prior to testing our goodwill for impairment, we performed a quantitative assessment of our indefinite-lived intangible asset as of September 1, 2022, December 31, 2022 and September 30, 2023. The quantitative assessment performed as of those dates indicated the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $21.0 million, $12.0 million, and $57.0 million non-cash impairment charge as of September 1, 2022, December 31, 2022 and September 30, 2023, respectively. These charges are included in "Impairment of assets, net" in our Consolidated Statements of Comprehensive Loss in the third quarter of 2022, fourth quarter of 2022, and third quarter of 2023, respectively.

The results of our annual indefinite-lived asset impairment test as of October 1, 2022 did not indicate any impairment of the Rackspace trade name.

The results of our indefinite-lived asset impairment test for the year ended December 31, 2021 did not indicate any impairments of the Rackspace trade name.

The fair value determination of our reporting units and our indefinite-lived intangible asset is judgmental in nature and requires the use of significant estimates and assumptions that are sensitive to changes. Assumptions include estimation of the royalty rate for the trade name, estimation of future revenue and projected margins, which are dependent on internal cash flow forecasts, estimation of the terminal growth rates and capital spending, and determination of discount rates. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) volatility in the equity and debt markets or other macroeconomic factors, (ii) an increase in the weighted-average cost of capital due to further increases in interest rates, (iii) decrease in future cash flows due to lower than expected sales, or (iv) fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations. Accordingly, if our current cash flow assumptions are not realized, we experience further sustained declines in our stock price or market capitalization, or increases in costs of capital, it is possible that an additional impairment charge may be recorded in the future, which could be material.

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

The aggregate carrying value of equity investments that do not have a readily determinable fair value was $5.1 million as of December 31, 2022 and 2023.

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

We classify leases with contractual terms greater than 12 months as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize an asset over its estimated life. Our finance leases primarily consist of equipment and certain data center facilities. All other leases are categorized as operating leases, which primarily consist of certain data centers and office space. Our leases generally have terms ranging from 1 to 20 years for data centers, 3 to 5 years for equipment and 1 to 10 years for office space.

Lease liabilities are recognized based on the present value of lease payments, reduced by lease incentives, at the lease commencement date. For finance leases, we use the rate implicit in the lease to determine the present value of lease payments where available. For operating leases, we use an incremental borrowing rate to determine the present value of lease payments as the interest rate implicit in most of our operating leases is not readily determinable. Our incremental borrowing rate is the rate of interest that we would have to pay to borrow an amount equal to the lease payments, on a collateralized basis and in a similar economic environment over a similar term. The rate is dependent on several factors, including the lease term, currency of the lease payments and the company’s credit rating. Operating and finance lease liabilities are recorded in our Consolidated Balance Sheets as current and non-current liabilities.

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

A substantial amount of revenue, particularly within our Private Cloud segment, relates to fees associated with offerings that generally have a fixed term, typically from 12 to 36 months, with a monthly recurring fee based on the computing resources utilized and provided to the customer, the complexity of the underlying infrastructure, and the level of support we provide. Customers generally have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. Many of our contracts require our customers to pay early termination fees in the event they cancel a contract prior to the end of its term, typically amounting to the outstanding value of the contract. These fees are recognized as revenue in the period of contract termination as we have no further obligation to perform.

Our other primary sources of revenue are for services within our Public Cloud segment and legacy OpenStack business. Customers are generally invoiced monthly based on usage. Contracts for these arrangements typically operate on a consumption model and can be canceled at any time without penalty. We also provide customers with professional services for the design and implementation of application, security and data services. Professional service contracts are either fixed-fee or time-and-materials based. We typically consider these services to be a separate performance obligation from other integrated solutions being provided to the same customer. Our performance obligations under these arrangements are typically to provide the services on a daily basis over a period of time and therefore we recognize revenue as the services are performed.

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

Cost of Revenue

Cost of revenue primarily consists of expenses related to personnel, software licenses, the costs to operate our data center facilities, including depreciation expense, and infrastructure expense related to our service offerings bundled with third party clouds. Personnel expenses include the salaries, share-based compensation, non-equity incentive compensation and related expenses of our support teams and data center employees. Data center facility costs include rent, utility costs, maintenance fees, and bandwidth.

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

Advertising costs are expensed in the period incurred. Advertising expense was $33.6 million, $34.4 million and $27.6 million for the years ended December 31, 2021, 2022 and 2023, respectively.

R&D expense was $28.3 million, $24.5 million and $43.7 million, for the years ended December 31, 2021, 2022 and 2023, respectively.

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

Transaction gains or losses in currencies other than the functional currency are included as a component of "Other expense, net" in the Consolidated Statements of Comprehensive Loss. We recorded transaction losses of $3.3 million, losses of $10.1 million, and gains of $3.9 million for the years ended December 31, 2021, 2022 and 2023, respectively.

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

These contracts are recognized at fair value in the Consolidated Balance Sheets and are valued using pricing models that rely on market observable inputs such as current exchange rates, which are classified as Level 2 inputs within the fair value hierarchy. We have not designated these contracts as cash flow hedges for accounting purposes, therefore, all changes in the fair value are recorded in "Other expense, net."

As of December 31, 2022 and 2023, we do not have any outstanding foreign currency hedging contracts.

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

As of December 31, 2022 and 2023, we do not have any power contracts recorded at fair value on the Consolidated Balance Sheets, as we have applied the normal purchases and normal sales scope exception to derivative accounting for all fixed priced power contracts.

Recent Accounting Pronouncements

Recently Adopted

Reference Rate Reform

The United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. U.S. dollar LIBOR may be replaced by SOFR or other benchmark rates over the next several years. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting containing practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (ASC 848) - Deferral of the Sunset Date of Topic 848, which extended the date to apply the practical expedients outlined in ASU No. 2020-04 from December 31, 2022 to December 31, 2024. The guidance in these ASUs is optional and may be applied from March 12, 2020 through December 31, 2024 as reference rate reform activities occur.

During the second quarter of 2023, we elected to apply certain practical expedients in connection with the execution of amendments to our affected contracts that referenced LIBOR. On April 26, 2023, we executed an amendment to our First Lien Credit Agreement, which governs our Senior Facilities borrowings, to establish Term SOFR as the benchmark rate for determining the applicable interest rate, replacing LIBOR. In addition, effective May 9, 2023, we amended our interest rate swap agreement to change the index from three-month LIBOR to one-month Term SOFR. See Note 7, Debt" and Note 15, "Derivatives" for more information. We continue to evaluate the impact of the guidance and may apply other elections prior to December 31, 2024, as applicable, as additional changes in the market occur.

Not Yet Adopted

Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis, including significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. Additionally, the ASU requires disclosure of the title and position of our CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This guidance is effective for Rackspace beginning with our 2024 Form 10-K for annual disclosures and the Q1 2025 Form 10-Q for interim disclosures, with early adoption permitted. The guidance should be applied retrospectively to all periods presented in the financial statements. The guidance, once adopted, will result in increased reportable segment disclosures.

Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. ASU 2023-09 expands the existing disclosure requirements for the annual rate reconciliation between the effective tax rate and the statutory federal tax rate by requiring reconciliation items to be disaggregated by defined categories and disclosed as both percentages and amounts. The ASU also requires the disaggregation of income taxes paid by jurisdiction for each annual period presented. This guidance is effective for Rackspace beginning with our 2025 Form 10-K annual disclosures, with early adoption permitted. The guidance should be applied on a prospective basis, but retrospective application is permitted. The guidance, once adopted, will result in increased income tax disclosures.

SEC Rule Changes

In March 2024, the SEC adopted new rules that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. We are currently evaluating the potential impact of these rules on our consolidated financial statements and related disclosures.

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Consolidated Balance Sheets Account	December 31, 2021	December 31, 2022	December 31, 2023
Accounts receivable, net	Accounts receivable, net (1)	$554.3	$622.2	$339.7
Current portion of contract assets	Other current assets	$15.2	$16.0	$10.7
Non-current portion of contract assets	Other non-current assets	$13.1	$10.4	$8.6
Current portion of deferred revenue	Deferred revenue	$98.6	$80.9	$78.8
Non-current portion of deferred revenue	Other non-current liabilities	$13.6	$8.6	$5.3
(1)    Allowance for credit losses and accrued customer credits was $18.4 million, $24.6 million and $20.1 million as of December 31, 2021, 2022 and 2023, respectively.

The following table sets forth the changes in the allowance for credit losses during the years ended December 31, 2021, 2022 and 2023:

(In millions)	Beginning Balance	Additions (1)	Write-offs of Accounts Receivables, Net of Recoveries	Ending Balance
For the years ending December 31,
2021	$16.2	$5.4	$(7.9)	$13.7
2022	$13.7	$11.0	$(6.3)	$18.4
2023	$18.4	$9.2	$(13.4)	$14.2
(1)    Additions to the allowance for credit losses are charged to bad debt within "Selling, general and administrative expenses."

Amounts recognized in revenue for the years ended December 31, 2021, 2022 and 2023, which were included in deferred revenue as of the beginning of the period totaled $76.7 million, $98.6 million and $80.9 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2022 and 2023, the balances of capitalized costs to obtain a contract were $55.8 million and $42.0 million, respectively, and the balances of capitalized costs to fulfill a contract were $17.7 million and $13.4 million, respectively. These capitalized costs are included in "Other non-current assets" on the Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs were as follows:

	Year Ended December 31,
(In millions)	2021	2022	2023
Amortization of capitalized sales commissions	$43.7	$43.7	$38.1
Amortization of capitalized implementation costs	$18.1	$16.4	$13.0

Remaining Performance Obligations

As of December 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations was $448.9 million, of which approximately 69% is expected to be recognized as revenue during 2024 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. The aggregate amount of transaction price excludes variable consideration related to our usage-based arrangements for which we recognize revenue based on the right to invoice for the services performed.

Convertible Promissory Note

On September 27, 2022, we entered into a convertible note purchase agreement with a private company that is also a customer and a vendor. Pursuant to the purchase agreement, we purchased an unsecured convertible promissory note (the "Note") in an aggregate principal amount of $15.0 million. The Note accrues simple interest at a rate of 6% per annum and matures on September 27, 2027, unless earlier converted per the terms of the agreement. Principal and accrued interest are due and payable on the maturity date. We have elected to apply the fair value option under ASC No. 825, Financial Instruments, to account for the Note. As of December 31, 2022 and 2023, the fair value of the Note was $11.8 million and $12.8 million, respectively, and is included in "Other non-current assets" on our Consolidated Balance Sheets.

3. Sale of Receivables

On September 29, 2023 (the “Closing Date”), Rackspace US and Rackspace Receivables II, LLC, a bankruptcy-remote SPV, each an indirect subsidiary of the company, entered into the Receivables Purchase Facility with PNC and other parties thereto. On February 12, 2024, the Receivables Purchase Facility was amended to include certain international subsidiaries of the company as parties to the agreement.

Under the Receivables Purchase Facility, certain indirect wholly-owned subsidiaries of the company have sold and/or contributed, and may continue to sell and/or contribute on a revolving basis, their current and future accounts receivable to the SPV, which, in turn, will sell and transfer, and may continue to sell and transfer, certain of the accounts receivable to PNC in exchange for cash. The Receivables Purchase Facility will terminate on September 29, 2026 unless earlier terminated in accordance with its terms and the SPV can sell accounts receivable based upon the face amount of eligible receivables in the collateral pool up to an aggregate maximum limit of $300.0 million. The purpose of this arrangement is to enhance the company's financial flexibility by providing additional liquidity.

The Receivables Purchase Facility is subject to yield charges based upon a rate as specified in the agreement. The SPV is also required to pay certain customary fees on a monthly basis in addition to an upfront fee and a commitment fee. The Receivables Purchase Facility contains certain customary termination events, as well as customary representations and warranties, affirmative and negative covenants, indemnification provisions, and events of default, including those providing for the acceleration of amounts owed by the SPV to PNC upon the occurrence of certain events.

The transfers of accounts receivable to PNC are accounted for as sales in accordance with ASC 860 because effective control and risk associated with the transferred accounts receivable is passed to PNC. As these transfers represent true sales, we derecognize the sold accounts receivable from our Consolidated Balance Sheets. Cash proceeds related to the accounts receivable sold are included in cash from operating activities in the Consolidated Statements of Cash Flows. Yield charges and fees recorded in connection with the sales are recorded within “Other expense, net” in the Consolidated Statements of Comprehensive Loss. The company maintains continuing involvement with the sold accounts receivable by providing collection services in exchange for a servicing fee. Servicing fees are immaterial and no servicing asset or liability has been recognized. The company may incur a recourse obligation on the sold accounts receivable in limited circumstances. Separate accruals have been established for recourse obligations and are immaterial as of December 31, 2023. Cash collected on pledged accounts receivable, which have not been sold, are included in cash from operating activities in the Consolidated Statements of Cash Flows.

In connection with accounts receivable sold during 2023, we recorded $10.6 million of expense, consisting of $6.0 million of yield charges and fees and $4.6 million of upfront transaction costs associated with the execution of the agreement, within “Other expense, net” in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2023. The outstanding portfolio of sold accounts receivable derecognized from our Consolidated Balance Sheet as of December 31, 2023 was $223.8 million. The SPV holds unsold accounts receivable of $125.6 million as of December 31, 2023 that are pledged as collateral to PNC.

4. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
(In millions, except per share data)	2021	2022	2023
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(218.3)	$(804.8)	$(837.8)
Weighted average shares outstanding:
Common stock	208.0	211.2	215.3
Number of shares used in per share computations	208.0	211.2	215.3
Net loss per share	$(1.05)	$(3.81)	$(3.89)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the ESPP, as well as contingent shares associated with our acquisition of Datapipe. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 19.2 million, 23.3 million and 38.6 million potential common shares from the computation of dilutive loss per share for the years ended December 31, 2021, 2022 and 2023, respectively, because the effect would have been anti-dilutive.

5. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2022	December 31, 2023
Computers and equipment	$1,131.2	$1,154.9
Software	464.2	452.8
Furniture and fixtures	15.8	14.5
Buildings and leasehold improvements	402.2	411.8
Property, equipment and software, at cost	2,013.4	2,034.0
Less: Accumulated depreciation	(1,400.3)	(1,442.1)
Work in process	15.2	16.9
Property, equipment and software, net	$628.3	$608.8
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

For the year ended December 31, 2022, we recognized property, equipment and software impairment charges of $15.3 million, included in "Impairment of assets, net", related to the OpenStack Public Cloud long-lived assets. See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for discussion of the long-lived asset impairment charges.

In October 2022, we announced our intention to sell our current corporate headquarters facility located in Windcrest, Texas and relocate our corporate headquarters to leased office space in San Antonio, Texas. As of December 31, 2022, this property met the criteria to be classified as held for sale under GAAP. The property's previous carrying amount of $82.7 million was written down to its estimated fair value, less estimated cost to sell, of $12.1 million, resulting in a $70.6 million impairment charge which is included in "Impairment of assets, net" in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2022. The property's estimated fair value, less estimated cost to sell, of $12.1 million was recorded in "Other current assets" in the Consolidated Balance Sheets as of December 31, 2022. We recorded this impairment charge prior to performing the December 31, 2022 goodwill impairment test. See Note 6, "Goodwill and Intangible Assets" for more information.

In July 2023, we entered into a purchase and sale agreement with a potential buyer of the property for $21.5 million. Under held for sale accounting, the carrying amount of the property held for sale should be remeasured each reporting period for changes in fair value less cost to sell. As such, we increased the property’s estimated fair value, less estimated cost to sell, to $20.7 million as of September 30, 2023, resulting in an $8.6 million gain, which is included in "Impairment of assets, net" in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2023.

In December 2023, we entered into an amendment to the purchase and sale agreement originally executed in July 2023. This amendment lowered the original purchase price of $21.5 million to $17.5 million. As such, we reduced the property’s estimated fair value, less estimated cost to sell, to $16.9 million as of December 31, 2023, resulting in a $3.8 million loss, which is included in "Impairment of assets, net" in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2023.

We are currently in negotiations with certain local governments and other parties to terminate the Master Economic Incentives Agreement associated with the property which could require us to pay a termination fee upon completion of the sale.

Depreciation expense related to property, equipment and software was $245.1 million, $220.9 million and $208.7 million for the years ended December 31, 2021, 2022 and 2023, respectively.

Included in the balance of property, equipment and software as of December 31, 2022 and 2023 are assets recorded under finance leases. See Note 8, "Leases" for a discussion of the lease arrangements and the amounts within property, equipment and software as of December 31, 2022 and 2023.

6. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment during the years ended December 31, 2022 and 2023. As a result of the January 1, 2023 reorganization, we changed our segment reporting to reflect this reorganization under two reportable segments: Public Cloud and Private Cloud. Accordingly, we reallocated the total consolidated net balance of goodwill as of January 1, 2023 under the new segments, shown below:

(In millions)	Public Cloud	Private Cloud	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total Consolidated
Gross goodwill as of December 31, 2021	$—	$—	$2,679.3	$322.5	$52.4	$3,054.2
Less: Accumulated impairment charges	—	—	(295.0)	—	(52.4)	(347.4)
Goodwill, net as of December 31, 2021	—	—	2,384.3	322.5	—	2,706.8
Just Analytics acquisition	—	—	—	5.9	—	5.9
Impairment of goodwill	—	—	(405.2)	(129.3)	—	(534.5)
Foreign currency translation	—	—	(22.7)	(0.4)	—	(23.1)
Goodwill, net as of December 31, 2022	$—	$—	$1,956.4	$198.7	$—	$2,155.1

Gross goodwill as of December 31, 2022	$—	$—	$2,656.6	$328.0	$52.4	$3,037.0
Less: Accumulated impairment charges	—	—	(700.2)	(129.3)	(52.4)	(881.9)
Goodwill, net as of December 31, 2022	—	—	1,956.4	198.7	—	2,155.1
Reallocation adjustment (1)	594.7	1,560.4	(1,956.4)	(198.7)	—	—
Impairment of goodwill	—	(708.8)	—	—	—	(708.8)
Foreign currency translation	3.0	3.1	—	—	—	6.1
Goodwill, net as of December 31, 2023	$597.7	$854.7	$—	$—	$—	$1,452.4

Gross goodwill as of December 31, 2023	$597.7	$1,563.5	$—	$—	$—	$2,161.2
Less: impairment charges (2)	—	(708.8)	—	—	—	(708.8)
Goodwill, net as of December 31, 2023	$597.7	$854.7	$—	$—	$—	$1,452.4
(1)     Represents the adjustment to reallocate goodwill of the former Multicloud Services and Apps & Cross Platform reportable segments to Public Cloud and Private Cloud reportable segments, using the relative fair value basis, as a result of the January 1, 2023 reorganization.
(2)     On a consolidated basis, gross and net goodwill as of December 31, 2023 was $3,043.1 million and $1,452.4 million, respectively. This includes $1,590.7 million of accumulated impairment charges as of December 31, 2023.

Management exercised significant judgment related to the determination of the fair value of each reporting unit. The fair value of each reporting unit was estimated using the discounted cash flow method. The discounted cash flow methodology requires significant judgment, including estimation of our assumptions and considerations regarding future revenue growth rates, projected gross profit margins, projected operating costs, projected capital expenditures which are dependent on internal forecasts, estimation of the risk-adjusted discount rates, and economic and market trends. Changes in these estimates and assumptions could materially affect the fair value of the reporting unit, potentially resulting in an impairment charge.

Due to the change in our segment reporting as a result of the business reorganization as of January 1, 2023, we completed a quantitative goodwill impairment analysis as of January 1, 2023, subsequent to the aforementioned change. The results of the quantitative goodwill impairment analysis indicated an impairment within our Private Cloud reporting unit, and we recorded a non-cash impairment charge of $270.8 million in the first quarter of 2023.

During the first quarter of 2023, we performed an interim quantitative assessment of our reporting units as of March 31, 2023. The results of our interim quantitative goodwill impairment analysis performed as of March 31, 2023 indicated an impairment of goodwill within our Private Cloud reporting unit, and we recorded an additional non-cash impairment charge of $272.3 million in the first quarter of 2023. The impairment was driven by the company's most recent cash flow projections as revised in the first quarter of 2023 which reflected current market conditions and current trends in business performance, including slower than anticipated actualization of bookings.

During the third quarter of 2023, we performed an interim quantitative assessment of our reporting units as of September 30, 2023. The results of our interim quantitative goodwill impairment analysis performed as of September 30, 2023 indicated an impairment of goodwill within our Private Cloud reporting unit, and we recorded a non-cash impairment charge of $165.7 million in the third quarter of 2023. The impairment was driven by the company's cash flow projections as revised in the third quarter of 2023 to reflect current market conditions and business mix shifts.

As of October 1, 2023, we reassessed our reporting units and combined our Private Cloud and OpenStack Public Cloud reporting units into a new Private Cloud reporting unit. We completed a quantitative goodwill impairment analysis as of October 1, 2023, subsequent to the aforementioned change. The results of the quantitative goodwill impairment analysis indicated no impairment to goodwill.

During the third quarter of 2022, we performed an interim quantitative assessment of our reporting units as of September 1, 2022. The results of our interim quantitative goodwill impairment analysis performed as of September 1, 2022 indicated an impairment of goodwill within our former Multicloud Services reporting unit, and we recorded a non-cash impairment charge of $405.2 million. The impairment was driven by lowered projected operating results primarily due to product mix shifts and market concerns related to inflation and other macroeconomic factors.

During the fourth quarter of 2022, we performed our annual goodwill impairment test as of October 1, 2022 and the results of our test did not indicate any further impairment of goodwill.

In the fourth quarter of 2022, we performed an additional interim quantitative assessment of our reporting units as of December 31, 2022. We determined that the carrying amount of our former Apps & Cross Platform reporting unit exceeded its fair value and recorded a goodwill impairment charge of $129.3 million. The impairment was driven by a decrease in forecasted revenues, margins, and cash flows within the reporting unit, primarily due to the Hosted Exchange incident and other macroeconomic factors.

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

See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for additional discussion of the goodwill impairment charges recorded during the years ended December 31, 2021, 2022 and 2023.

As of December 31, 2023, our accumulated goodwill impairment charges totaled $708.8 million.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2022			December 31, 2023
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,928.5	$(914.9)	$1,013.6	$1,932.0	$(1,073.9)	$858.1
Other	27.7	(22.3)	5.4	27.8	(26.9)	0.9
Total definite-lived intangible assets	1,956.2	(937.2)	1,019.0	1,959.8	(1,100.8)	859.0
Trade name (indefinite-lived)	217.0	—	217.0	160.0	—	160.0
Total intangible assets other than goodwill	$2,173.2	$(937.2)	$1,236.0	$2,119.8	$(1,100.8)	$1,019.0

During the year ended December 31, 2023 we recognized impairment charges of $57.0 million related to our trade name indefinite-lived intangible asset.

Additionally, during the year ended December 31, 2022 we recognized impairment charges of $33.0 million and $22.4 million related to our trade name indefinite-lived intangible asset and the OpenStack Public Cloud definite-lived intangible assets, respectively.

These impairment charges are recorded in “Impairment of assets, net” in our Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022 and 2023.

In connection with the classification of our corporate headquarters facility as held for sale as of December 31, 2022, we wrote-off the remaining $4.8 million net book value of the related property tax abatement asset to "Impairment of assets, net" in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2022.

For additional information, see the discussion of our impairment charges in Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

Amortization expense related to intangibles was $179.7 million, $166.8 million and $161.0 million for the years ended December 31, 2021, 2022 and 2023, respectively.

As of December 31, 2023, amortization of intangible assets for the next five years and thereafter is expected to be as follows:

(In millions)	Intangible Assets
Year ending:
2024	$154.4
2025	146.8
2026	123.9
2027	117.3
2028	117.3
Thereafter	199.3
Total	$859.0

7. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2022		December 31, 2023
Debt Instrument	Maturity Date	Interest Rate (1)	Amount	Interest Rate (1)	Amount
Term Loan Facility	February 15, 2028	7.38%	$2,259.8	8.23%	$2,181.2
Revolving Credit Facility	August 7, 2025	—%	—	—%	—
3.50% Senior Secured Notes	February 15, 2028	3.50%	550.0	3.50%	513.7
5.375% Senior Notes	December 1, 2028	5.375%	550.0	5.375%	197.6
Less: unamortized debt issuance costs			(30.7)		(21.4)
Less: unamortized debt discount			(10.7)		(8.5)
Total debt			3,318.4		2,862.6
Less: current portion of debt			(23.0)		(23.0)
Debt, excluding current portion			$3,295.4		$2,839.6
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

As a result of the amendment, borrowings under the Senior Facilities bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) Term SOFR equal to the forward-looking term rate, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, for the interest period relevant to such borrowing, plus a credit spread adjustment of 0.11% for an interest period of one-month's duration, 0.26% for an interest period of three-months' duration, and 0.43% for an interest period of six-months' duration, subject to a 0.75% floor, in the case of the Term Loan Facility, and a 1.00% floor, in the case of the Revolving Credit Facility, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Citi and (iii) adjusted Term SOFR for a one-month tenor plus 1.00%.

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

As of December 31, 2023, the interest rate on the Term Loan Facility was 8.23%. We are required to make quarterly principal payments of $5.8 million, which began on June 30, 2021. See Note 15, "Derivatives" for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

Affiliates of ABRY are Term Loan Facility lenders under the First Lien Credit Agreement. As of December 31, 2023, the outstanding principal amount of the Term Loan Facility was $2,181.2 million, of which $58.4 million, or 2.7%, is due to ABRY affiliates. Investment funds affiliated with ABRY are also co-investors in Rackspace Technology.

As of December 31, 2023, Apollo also held $24.2 million, or 1.1%, of the outstanding principal amount of the Term Loan Facility.

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

During the year ended December 31, 2023, Rackspace Technology Global repurchased and surrendered for cancellation $55.6 million principal amount of the Term Loan Facility for $29.5 million. In connection with this repurchase, we recorded a gain on debt extinguishment of $25.5 million included in “Debt modification costs and gain (loss) on debt extinguishment” in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2023, which includes $0.6 million of unamortized debt issuance costs and debt discount write-offs.

The fair value of the Term Loan Facility as of December 31, 2023 was $935.3 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of December 31, 2023, we were in compliance with all covenants under the Senior Facilities.

The Revolving Credit Facility matures on August 7, 2025. During the year ended December 31, 2023, we borrowed and fully repaid $50.0 million. As of December 31, 2023, we had total commitments of $375.0 million, no outstanding borrowings under the Revolving Credit Facility, and $3.5 million of letters of credit issued thereunder. As such, as of December 31, 2023, we had $375.0 million of available commitments remaining.

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

During the year ended December 31, 2023, Rackspace Technology Global repurchased and surrendered for cancellation $36.3 million principal amount of 3.50% Senior Secured Notes for $18.4 million, including accrued interest of $0.3 million. In connection with this repurchase, we recorded a gain on debt extinguishment of $17.9 million included in “Debt modification costs and gain (loss) on debt extinguishment” in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2023, which includes $0.3 million of unamortized debt issuance costs write-offs.

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

As of December 31, 2023, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of December 31, 2023 was $204.2 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

During the year ended December 31, 2023, Rackspace Technology Global repurchased and surrendered for cancellation $352.4 million principal amount of 5.375% Senior Notes for $124.1 million, including accrued interest of $2.8 million. In connection with these repurchases, we recorded a gain on debt extinguishment of $227.9 million included in “Debt modification costs and gain (loss) on debt extinguishment” in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2023, which includes $3.2 million of unamortized debt issuance costs write-offs.

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

As of December 31, 2023, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of December 31, 2023 was $68.9 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

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

During the year ended December 31, 2021, the SPV repaid $15.0 million to cover a borrowing base deficit, repaid the outstanding balance of $50.0 million and terminated the Receivables Financing Facility. The termination resulted in expense of $0.5 million recorded within “Debt modification costs and gain (loss) on debt extinguishment” in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2021. The expense was comprised of the write-off of the unamortized debt issuance costs, as well as third party fees associated with the termination.

February 2021 Refinancing Transaction

The February 2021 Refinancing Transaction represented an extinguishment and modification of debt. We derecognized $2,795.6 million of the Prior Term Loan Facility and wrote off $9.4 million in unamortized debt issuance costs and debt discount associated with the portion of the Prior Term Loan Facility that was deemed extinguished. We recognized $2,300.0 million borrowed under the Term Loan Facility and $41.0 million of associated debt issuance costs and debt discount, including amounts allocated from the Prior Term Loan Facility, both classified as a direct deduction from the carrying value of non-current debt on our Consolidated Balance Sheets. We recognized $550.0 million aggregate principal amount of the 3.50% Senior Secured Notes due 2028 and $6.8 million of associated debt issuance costs, including amounts allocated from the Prior Term Loan Facility. The February 2021 Refinancing Transaction resulted in expense of $37.0 million recorded within “Debt modification costs and gain (loss) on debt extinguishment” in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2021. The expense was comprised of the write-off of unamortized debt issuance costs and debt discount associated with the portion of the Prior Term Loan Facility that was deemed extinguished, as well as $27.6 million in third party fees associated with the modification.

Debt Maturities

The maturities of debt obligations for the next five years at December 31, 2023 are as follows:

(In millions)	Amount
Year ending:
2024	$23.0
2025	23.0
2026	23.0
2027	23.0
2028	2,800.5
Thereafter	—
Total	$2,892.5

March 2024 Refinancing Transactions

See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies-Subsequent Events," for a discussion of the public and private debt exchange and related transactions that impacted or are expected to impact the Senior Facilities, the 3.50% Senior Secured Notes and the 5.375% Senior Notes.

8. Leases

Assets recorded as property and equipment under finance leases, and the related accumulated depreciation balances as of December 31, 2022 and 2023 were as follows:

	December 31, 2022	December 31, 2023
(In millions)
Computers and equipment	$192.5	$159.7
Buildings	285.9	290.3
Less: Accumulated depreciation	(140.0)	(124.2)
Net book value of property and equipment under finance leases	$338.4	$325.8

The components of operating and finance lease expense for the years ended December 31, 2021, 2022 and 2023 were as follows:

	Year Ended December 31,
(In millions)	2021	2022	2023
Operating lease expense:
Fixed lease expense	$62.2	$58.1	$63.3
Variable lease expense	18.8	17.9	21.7
Short-term lease expense	0.4	0.7	1.2
Sublease income	(2.6)	(2.4)	(0.8)
Total operating lease expense	$78.8	$74.3	$85.4
Finance lease expense:
Depreciation of finance lease assets	$46.3	$51.2	$55.8
Interest expense on finance lease liabilities	28.2	23.5	26.6
Total finance lease expense	$74.5	$74.7	$82.4

Supplemental operating cash flow information related to operating and finance leases for the years ended December 31, 2021, 2022 and 2023 were as follows:

	Year Ended December 31,
(In millions)	2021	2022	2023
Cash payments for lease liabilities included within operating activities:
Operating leases	$(78.4)	$(73.3)	$(80.2)
Finance leases	(26.9)	(26.7)	(29.2)

Operating leases:
New lease assets obtained in exchange for lease liabilities	$18.6	$17.3	$43.1
Modified/renewed lease assets obtained in exchange for lease liabilities	38.5	23.2	15.5
Total lease assets obtained in exchange for lease liabilities	$57.1	$40.5	$58.6

As of December 31, 2022 and 2023, the weighted average remaining lease term and weighted average discount rate of our operating and finance leases, respectively, were as follows:

	December 31, 2022	December 31, 2023

Weighted average remaining lease term (in years)
Operating leases	3	4
Finance leases	12	11
Weighted average discount rate
Operating leases	6.3%	6.5%
Finance leases	7.0%	7.2%

Future lease payments under operating and finance leases as of December 31, 2023 are as follows:

(In millions)	Operating leases	Finance leases (1)
Year ending:
2024	$73.8	$78.3
2025	31.3	61.0
2026	19.2	32.1
2027	13.8	30.9
2028	6.0	31.6
Thereafter	11.8	306.7
Total future lease payments	155.9	540.6
Less amount representing interest	(15.3)	(176.8)
Total lease liability	$140.6	$363.8
(1)    We excluded a $38.3 million finance lease, on an undiscounted basis, that has not yet commenced. The lease, which is for our new corporate headquarter building, will commence in 2024 and has a lease term of approximately eleven years.

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

The weighted average imputed interest rate for our financing obligations was 7.9% as of December 31, 2023.

As of December 31, 2023, future payments under financing obligations were as follows:

(In millions)	Amount
Year ending:
2024	$17.5
2025	18.6
2026	12.5
2027	3.5
2028	3.1
Thereafter	18.2
Total future payments	73.4
Plus amount representing residual asset balance	12.8
Less amount representing interest	(19.8)
Total financing obligations	$66.4

10. Commitments and Contingencies

Purchase Commitments

Non-cancelable purchase commitments primarily consist of commitments for certain software licenses, hardware purchases, third party infrastructure purchases, and costs associated with our data centers, such as bandwidth and electricity. The agreements provide for either penalties for early termination or may require minimum commitments for the remaining term. The minimum commitments for all of these agreements, as of December 31, 2023, are approximated as follows:

(In millions)	Amount
Year ending:
2024	$617.9
2025	409.7
2026	316.7
2027	76.2
2028	23.1
Thereafter	51.6
Total	$1,495.2

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

Hosted Exchange Incident

We were named in several lawsuits in connection with a previously disclosed ransomware incident which caused service disruptions on our Hosted Exchange email business. The lawsuits sought, among other things, equitable and compensatory relief. We vigorously defended these matters and do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate. During the years ended December 31, 2022 and 2023, we recorded $5.9 million and $5.2 million, respectively, of expenses related to the Hosted Exchange incident, including costs to investigate and remediate, legal and other professional services, and supplemental staff resources that were deployed to provide support to customers. We recorded $10.0 million of loss recovery insurance proceeds received or expected to be received during the year ended December 31, 2023. As of December 31, 2023, $3.3 million of proceeds were recorded as a receivable and the payment was subsequently received on January 8, 2024.

Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. In addition, from time to time we may enter into indemnification agreements with certain of our employees so that such employees will agree to serve as directors or officers of our foreign subsidiaries. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We had no material liabilities recorded for these agreements as of December 31, 2022 or 2023.

Additionally, in the normal course of business, we indemnify certain parties, including customers, vendors and lessors, with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We had no material liabilities recorded for these agreements as of December 31, 2022 or 2023.

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

We did not incur any additional ASC 420 exit and disposal costs related to the July 2021 Restructuring Plan during the years ended December 31, 2022 or 2023.

12. Stockholders' Equity

Common Stock

As of December 31, 2022 and 2023, we had 215.7 million and 220.5 million shares of our common stock legally issued and 212.6 million and 217.4 million common stock outstanding, respectively.

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

Preferred Stock

As of December 31, 2022 and 2023, there were 5.0 million authorized shares of preferred stock, of which none was issued or outstanding.

Share Repurchase Program

On March 3, 2022, our board of directors authorized a program to repurchase up to $75.0 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws. During the year ended December 31, 2022, we repurchased $31.0 million, or 3.1 million shares, of our common stock on the open market under this program. No shares were repurchased during the year ended December 31, 2023. Shares purchased pursuant to the program are recorded as treasury stock at cost in the Consolidated Balance Sheets. The program expired on September 30, 2023.

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

On February 2, 2021, we issued 2,665,935 shares of common stock for no additional consideration pursuant to the Datapipe Merger Agreement. If the MOIC exceeds 3.0x, which is indicated by a volume weighted average trading price of our common stock over 30 consecutive trading days of more than $25.00, we will be required to issue an additional 2,665,935 shares. No shares were issued under the Datapipe Merger Agreement during the years ended December 31, 2022 or 2023.

13. Share-Based Compensation and Employee Benefit Plans

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

For the years ended December 31, 2021, 2022 and 2023, the company granted RSU's (including performance-based RSUs) and restricted stock (collectively "restricted stock") under the Incentive Plans. The company issues new shares of its common stock to satisfy vesting of restricted stock and exercise of stock options under the Incentive Plans. All awards deduct one share from the Incentive Plans shares available for issuance for each share granted. The 2017 Incentive Plan began with 12.2 million shares authorized for grant and contained an evergreen feature whereby shares available increased each grant date based on the quantity of certain types of awards granted. Upon the approval of the 2020 Incentive Plan, the 2017 Incentive Plan was terminated, except as it relates to outstanding awards.

The maximum number of shares of our common stock available for issuance under the 2020 Incentive Plan was originally 25.0 million shares. In 2022, our board of directors and our stockholders voted to approve the maximum number of shares from 25.0 million shares to 50.0 million shares. On April 21, 2023 the board approved a proposed amendment to increase the maximum number of shares to 57.9 million shares, which was subsequently approved by our stockholders as part of the 2023 Annual Meeting of Stockholders held on June 16, 2023. To the extent awards granted under the 2020 Incentive Plan terminate, expire or lapse, shares subject to such awards generally will again be available for future grant.

As of December 31, 2023, the total number of shares outstanding and the total number of shares available for future grants under the Incentive Plans was 38.3 million and 14.1 million, respectively.

The composition of the equity awards outstanding as of December 31, 2022 and 2023 was as follows:

	December 31, 2022	December 31, 2023
(In millions)
Restricted stock	13.7	34.5
Stock options	9.3	3.8
Total outstanding awards	23.0	38.3

Stock Options

Stock options have been granted for a term of 10 years and generally vest ratably over a three-year period, subject to continued service. Certain executives have received stock options that vest in part subject to continued service ratably over a five-year period and in part based upon the attainment of performance and market conditions.

In 2021, we shifted away from granting stock options as we had in previous years, to granting restricted stock. As such, there were no stock options granted during the years ended December 31, 2021, 2022 or 2023.

The following table summarizes the stock option activity for the year ended December 31, 2023:

	Number of Shares (in millions)	Weighted Average Exercise Price	Weighted Average-Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	9.3	$12.65	3.85	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(1.5)	$12.06
Expired	(4.0)	$12.51
Outstanding at December 31, 2023	3.8	$13.04	5.21	$—
Vested and exercisable at December 31, 2023	3.6	$13.07	5.18	$—
Vested and exercisable at December 31, 2023 and expected to vest thereafter (1)	3.8	$13.04	5.21	$—
(1)    Forfeitures are recognized as they occur, rather than estimated.

The total pre-tax intrinsic value of the stock options exercised during the years ended December 31, 2021 and 2022 was $35.0 million and $0.1 million, respectively.

Share-based compensation expense is recognized over the awards requisite service period or over our best estimate of the period over which the performance condition will be met, as applicable. As of December 31, 2023, there was $0.2 million of total unrecognized compensation cost related to stock options, which will be recognized over a weighted average period of 1.0 year.

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

During 2022 and 2023, we granted 11.1 million and 28.5 million RSUs, respectively, under the 2020 Incentive Plan with a weighted average grant date fair value of $8.68 and $2.17, respectively. The majority of the RSUs were granted as part of our annual compensation award process and vest ratable over a three-year period, subject to continued service.

In addition, during 2022 and 2023, 2.6 million and 2.8 million PSUs were granted, respectively, and in 2023, 5.5 million long-term incentive cash units (“LTIC units”) were granted under the 2020 Incentive Plan with a weighted-average fair value as of December 31, 2023 of $0.61. Both the PSUs and LTIC units represent the target amount of grants, and the actual number of shares or units awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on Rackspace’s Total Shareholder Return (“TSR”) relative to the TSR of a comparator group of IT and Cloud Services Companies. The awards are eligible to vest in equal annual installments over three years based on the attainment of the market condition and the employee’s continued service through the end of the applicable measurement period and were valued using a Monte Carlo simulation. As the company intends to settle the LTIC units in cash, they are classified as a liability within "Other current liabilities" and "Other non-current liabilities" in the Consolidated Balance Sheets.

The following table presents the assumptions used to estimate the fair values of the PSUs granted in the periods presented:

Year Ended December 31,
	2022	2023
Expected stock volatility (1)	54% - 63%	69% - 72%
Expected dividend yield (2)	—%	—%
Risk-free interest rate (3)	2.32% - 4.34%	3.76% - 3.78%
(1)    Management estimates volatility based on the historical trading volatility of a public company peer group and the implied volatility of our assets and current leverage.
(2)    We have not issued dividends to date and do not anticipate issuing dividends.
(3)    Based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

The following table summarizes our restricted stock activity for the year ended December 31, 2023:

	Number of Units or Shares (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2022	13.7	$9.96
Granted	31.3	$2.15
Released	(4.6)	$11.07
Cancelled	(5.9)	$5.09
Outstanding at December 31, 2023	34.5	$3.57
Expected to vest after at December 31, 2023 (1)	34.5	$3.57
(1)     Forfeitures are recognized as they occur, rather than estimated.

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2021 and 2022 was $17.80 and $8.70, respectively.

The total pre-tax intrinsic value of the restricted stock released during the years ended December 31, 2021, 2022 and 2023 was $35.2 million, $30.7 million and $9.5 million, respectively.

Share-based compensation expense is recognized over the awards requisite service period or over our best estimate of the period over which the performance condition will be met, as applicable. As of December 31, 2023, there was $74.8 million of total unrecognized compensation cost related to restricted stock, which will be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan

The ESPP was approved by the company's board of directors on July 24, 2020 and became effective on August 7, 2020. Under the ESPP, eligible employees may purchase a limited number of shares of our common stock at the lesser of 85% of the market value on the enrollment date or 85% of the market value on the purchase date. The fair value on each enrollment date is determined using the Black-Scholes option-pricing model. Share-based compensation expense is recognized on a straight-line basis over the offering period. We issued 0.7 million, 0.8 million and 0.7 million shares through the ESPP during the years ended December 31, 2021, 2022 and 2023, respectively. The share-based compensation expense recognized for the ESPP was $4.5 million, $1.9 million and $0.9 million for the years ended December 31, 2021, 2022 and 2023, respectively. As of December 31, 2023, there was no unrecognized compensation cost related to the ESPP. The shares available for issuance under the ESPP is 8.9 million shares as of December 31, 2023.

Share-Based Compensation Expense

In connection with the departure of certain executives during the years ended December 31, 2021, 2022, and 2023, we accelerated vesting of options and restricted stock for awards with service-only vesting conditions and extended the post termination option exercise period. These modifications resulted in incremental expense of $0.8 million during the year ended December 31, 2021 and a reduction in expense of $2.0 million and $0.6 million during the years ended December 31, 2022 and 2023, respectively.

Total share-based compensation expense is comprised of the following equity and liability classified award amounts:

	Year Ended December 31,
(In millions)	2021	2022	2023
Equity classified awards	$75.4	$69.5	$64.6
Liability classified awards	—	—	0.8
Total share-based compensation expense	$75.4	$69.5	$65.4

Share-based compensation expense recognized was as follows:

	Year Ended December 31,
(In millions)	2021	2022	2023
Cost of revenue	$16.7	$11.6	$9.1
Selling, general and administrative expenses	58.7	57.9	56.3
Pre-tax share-based compensation expense	75.4	69.5	65.4
Less: Income tax benefit	(15.8)	(14.6)	(13.7)
Total share-based compensation expense, net of tax	$59.6	$54.9	$51.7

Employee Benefit Plans

We sponsor defined contribution plans whereby employees may elect to contribute a portion of their annual compensation to the plans, after complying with certain limitations. The plans also include a discretionary employer contribution. Contribution expense recognized for these plans was $15.2 million, $15.7 million and $16.3 million for the years ended December 31, 2021, 2022 and 2023, respectively.

14. Taxes

The benefit for income taxes consisted of the following:

	Year Ended December 31,
(In millions)	2021	2022	2023
Federal	$(0.3)	$0.2	$0.2
Foreign	5.6	11.4	18.1
State	5.4	4.3	7.0
Total current	10.7	15.9	25.3
Deferred:
Federal	(26.1)	(81.7)	(34.3)
Foreign	(14.3)	(6.7)	(8.4)
State	(1.1)	(20.4)	0.8
Total deferred	(41.5)	(108.8)	(41.9)
Total benefit for income taxes	$(30.8)	$(92.9)	$(16.6)

Loss before income taxes from U.S. and foreign operations were as follows:

	Year Ended December 31,
(In millions)	2021	2022	2023
U.S.	$(204.9)	$(819.6)	$(678.4)
Foreign	(44.2)	(78.1)	(176.0)
Total loss before income taxes	$(249.1)	$(897.7)	$(854.4)

A reconciliation of the statutory federal tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2021	2022	2023
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.3)%	1.6%	0.3%
Tax rate differentials for international jurisdictions	0.4%	(1.1)%	2.5%
Research and development credit	(0.4)%	—%	—%
Effects of other enacted tax law and rate changes	(0.3)%	0.1%	(3.0)%
Valuation allowance	(0.7)%	(0.1)%	(0.8)%
Share-based compensation	0.1%	(0.6)%	(1.1)%
Nondeductible compensation	(2.5)%	(0.7)%	(0.8)%
Tax impact of goodwill impairment	(4.4)%	(9.9)%	(15.9)%
Other, net	(0.5)%	—%	(0.3)%
Effective tax rate	12.4%	10.3%	1.9%

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes using the enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant components of our deferred tax assets and liabilities are as follows:

(In millions)	December 31, 2022	December 31, 2023
Deferred tax assets:
Share-based compensation	$15.3	$13.9
Accruals not currently deductible	17.4	13.3
Finance lease liabilities	64.7	90.4
Net operating loss carryforwards	56.8	31.3
Foreign tax credit	33.7	16.9
Research and development credits	29.4	30.5
Depreciation and amortization	4.2	4.0
Disallowed interest carryforward	43.8	77.4
Operating lease liabilities	35.5	28.6
Other	20.2	19.1
Total gross deferred tax assets	321.0	325.4
Valuation allowance	(58.5)	(66.1)
Total net deferred tax assets	262.5	259.3
Deferred tax liabilities:
Depreciation and amortization	294.9	265.1
Finance lease liabilities	7.2	6.6
Capitalized costs	11.7	8.7
Interest rate swaps	32.2	21.8
Operating right-of-use assets	31.8	22.7
Other	5.4	6.9
Total gross deferred tax liabilities	383.2	331.8
Net deferred tax liabilities	$120.7	$72.5

As of December 31, 2023, we have $3.8 million of federal net operating loss carryforwards, all of which have an indefinite carryforward period. Additionally, we have $58.0 million of federal tax credit carryforwards expiring at various dates through 2041. We have $111.7 million of foreign net operating losses, $13.5 million of which have carryforward periods ranging from 5 to 20 years, and $98.2 million of which have an indefinite carryforward period. Certain federal and foreign net operating loss carryforwards are subject to various limitations under Section 382 of the IRC and the applicable statutory foreign tax laws. We have disallowed interest expense carryforwards in the U.S. of $312.6 million that can be carried forward indefinitely.

We’ve recorded a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain U.S. state and foreign jurisdictions and federal foreign tax credits that we believe are not likely to be realized. Additionally, we’ve recorded a valuation allowance with respect to disallowed interest that we do not expect to be realizable in the future. For the rest of the deferred tax assets, valuation allowances were not deemed necessary based upon the determination that income created by reversing deferred tax liabilities will be sufficient to utilize deferred tax assets prior to the expiration of any applicable carryforward periods. Changes to valuation allowances consisted of the following:

(In millions)	2021	2022	2023
Balance at January 1,	$54.4	$58.3	$58.5
Additions charged to income tax expense	3.9	1.6	39.2
Reductions credited to income tax expense	—	(1.4)	(31.6)
Balance at December 31,	$58.3	$58.5	$66.1

The effective tax rate for the year ended December 31, 2021 was impacted by deductions disallowed by Section 162(m) of the IRC, changes in valuation allowances, the tax impact associated with a goodwill impairment, changes to income tax reserves and other permanently nondeductible items. The effective tax rate for the year ended December 31, 2022 was primarily impacted by the tax impact associated with the goodwill impairments, the geographic distribution of profits, tax effects from share-based compensation and executive compensation that in nondeductible under IRC Section 162(m) of the IRC. The effective tax rate for the year ended December 31, 2023 was impacted by the tax impact associated with the goodwill impairments recorded in the first and third quarters of 2023, the majority of which were nondeductible for income tax purposes, executive compensation that is nondeductible under IRC Section 162(m), the net impact of the geographic distribution of our earnings, tax effects from nondeductible share-based compensation as well as changes in our valuation allowance.

We do not permanently reinvest our foreign earnings due to the debt service requirements of our capital structure. Due to historic, internal tax restructurings, we have effectively recognized any tax impact of the repatriation of foreign earnings. Thus, as of December 31, 2023, there is no deferred tax liability for undistributed foreign earnings.

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

A rollforward of unrecognized tax benefits, excluding accrued penalties and interest, for the years ended December 31, 2021, 2022 and 2023 is as follows:

	Year Ended December 31,
(In millions)	2021	2022	2023
Balance, beginning of period	$51.0	$52.4	$57.0
Additions based on tax positions related to the current year	9.0	10.9	12.6
Additions for tax positions of prior years	15.9	0.3	0.9
Reduction for statute expiration	(16.7)	(4.7)	(4.8)
Reductions for tax positions of prior years	(6.2)	(1.9)	(2.1)
Settlements	(0.6)	—	—
Balance, end of period (1)	$52.4	$57.0	$63.6
(1)     Included within non-current liabilities in the Consolidated Balance Sheets

Of the total amount of unrecognized tax benefits as of December 31, 2021, 2022 and 2023, $37.8 million, $41.6 million and $47.0 million, respectively, if recognized, would favorably impact our effective tax rate. We do not expect the amount of unrecognized tax benefits disclosed above to change significantly over the next 12 months.

We recognize interest expense and penalties related to income tax matters within “Benefit for income taxes” on our Consolidated Statements of Comprehensive Loss. Accrued interest and penalties as of December 31, 2021, 2022 and 2023 were $3.5 million, $4.4 million and $6.6 million, respectively.

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

We currently file income tax returns in the U.S. and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and foreign tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2018 through 2023 and in the foreign jurisdictions in which we operate for varying periods from 2010 through 2023. We currently have income tax examinations open in Texas for tax years 2014 through 2021 and New York City for 2017 through 2019. Additionally, we are currently under tax audit in India for the fiscal year ended March 31, 2020.

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

15. Derivatives

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

The new receive-fixed interest rate swap qualifies as a hybrid instrument in accordance with ASC No. 815, Derivatives and Hedging, consisting of a loan and an embedded derivative for which the fair value option has been elected. This $900.0 million swap remained undesignated to economically offset the undesignated December 2016 swaps. This new swap and the December 2016 swaps matured on February 3, 2022. Cash settlements related to this receive-fixed interest rate swap offset and are classified as operating activities in the Consolidated Statements of Cash Flows.

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

As discussed in Note 7, “Debt”, on April 26, 2023 we executed an amendment to our First Lien Credit Agreement, which governs borrowings under our Term Loan Facility. This amendment established Term SOFR as the benchmark rate for determining the applicable interest rate, replacing LIBOR. To continue to manage our exposure to interest rate risk associated with our Term Loan Facility, effective May 9, 2023, we amended our remaining swap agreement to change the index from three-month LIBOR (subject to a floor of 0.75%) to one-month Term SOFR (subject to a floor of 0.75%). The fixed rate also changed from 2.3820% to 2.34150% as a result of the swap agreement amendment. As described in Note 1, “Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies” we elected to apply certain practical expedients under GAAP to allow for this transition without any interruptions to hedge accounting treatment.

On a monthly basis, we net settle with the counterparty for the difference between the fixed rate of 2.34150% and the variable rate based upon the one-month Term SOFR (subject to a floor of 0.75%) as applied to the notional amount of the swap.

As of December 31, 2022 and 2023, the cash flow hedge was highly effective.

The key terms of interest rate swaps are presented below:

Effective Date	Fixed Rate Paid (Received)	December 31, 2022		December 31, 2023
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2016:
February 3, 2017	1.9040%	$—	Matured	$—	Matured	February 3, 2022
February 3, 2017	1.9040%	—	Matured	—	Matured	February 3, 2022

Entered into December 2018:
February 3, 2019	2.7490%	—	Terminated	—	Matured	November 3, 2023
February 3, 2020	2.7350%	—	Terminated	—	Matured	November 3, 2023
February 3, 2021	2.7360%	—	Terminated	—	Matured	November 3, 2023
February 3, 2022	2.7800%	—	Terminated	—	Matured	November 3, 2023

Entered into February 2021:
February 3, 2021	(1.9040)%	—	Matured	—	Matured	February 3, 2022
February 9, 2021	2.34150% (1)	1,350.0	Active	1,350.0	Active	February 9, 2026
Total		$1,350.0		$1,350.0
(1)     Fixed rate paid prior to the May 9, 2023 amendment was 2.3820%.

Fair Values of Derivatives on the Consolidated Balance Sheets

The fair values of our derivatives and their location on the Consolidated Balance Sheets as of December 31, 2022 and 2023 were as follows:

		December 31, 2022		December 31, 2023
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$44.3	$—	$47.0	$—
Interest rate swaps	Other non-current assets	80.5	—	36.8	—
Interest rate swaps	Other current liabilities (1)	—	17.3	—	17.3
Interest rate swaps	Other non-current liabilities (1)	—	39.1	—	20.3
Total		$124.8	$56.4	$83.8	$37.6
(1)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2022			December 31, 2023
(In millions)	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$124.8	$(56.4)	$68.4	$83.8	$(37.6)	$46.2

Liabilities
Interest rate swaps	$56.4	$(56.4)	$—	$37.6	$(37.6)	$—

Effect of Derivatives on the Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021, 2022 and 2023 was as follows:

		Year Ended December 31,
(In millions)		2021	2022	2023
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$(19.1)	$(18.5)	$(15.5)
Foreign currency contracts (1)	Other income (expense), net	$2.1	$—	$—

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$(6.2)	$11.9	$55.5
(1)    Relates to two foreign currency forward contracts settled on November 30, 2021. As of December 31, 2022 and 2023, we do not have any outstanding foreign currency hedging contracts.

Interest expense was $205.1 million, $208.5 million and $221.6 million for the years ended December 31, 2021, 2022 and 2023, respectively. As of December 31, 2023, the amount of cash flow hedge gain included within "Accumulated other comprehensive income" that is expected to be reclassified as a reduction to "Interest expense" over the next 12 months is approximately $49.3 million. See Note 16, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of December 31, 2023, our outstanding interest rate swap agreement was in a net asset position.

16. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain (Loss) on Derivative Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$20.8	$(39.4)	$(18.6)
Foreign currency translation adjustments, net of tax benefit of $0.6 million	(3.6)	—	(3.6)
Unrealized gain on derivative contracts, net of expense of $3.9 million	—	11.5	11.5
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $6.0 million (1)	—	17.6	17.6
Balance at December 31, 2021	$17.2	$(10.3)	$6.9
Foreign currency translation adjustments, net of tax benefit of $2.3 million	(27.2)	—	(27.2)
Unrealized gain on derivative contracts, net of tax expense of $30.0 million	—	86.9	86.9
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.6 million (2)	—	4.8	4.8
Balance at December 31, 2022	$(10.0)	$81.4	$71.4
Foreign currency translation adjustments, net of tax expense of $1.0 million	8.0	—	8.0
Unrealized gain on derivative contracts, net of tax expense of $3.8 million	—	10.8	10.8
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $10.3 million (3)	—	(29.9)	(29.9)
Balance at December 31, 2023	$(2.0)	$62.3	$60.3
(1)    Includes interest expense recognized of $6.4 million and amortization of off-market swap value and accumulated loss at hedge de-designation of $17.1 million for the year ended December 31, 2021.
(2)    Includes amortization of off-market swap value and accumulated loss at hedge de-designation of $18.5 million for the year ended December 31, 2022, partially offset by a reduction to interest expense recognized of $12.1 million.
(3)    Includes a reduction to interest expense recognized of $55.6 million related to the cash flow hedge gain for the year ended December 31, 2023, partially offset by an increase to interest expense for the amortization of off-market swap value and accumulated loss at hedge de-designation of $15.5 million.

17. Related Party Transactions

Apollo Global Securities, an affiliate of Apollo, received $0.6 million in connection with their role as an initial purchaser of the 3.50% Senior Secured Notes issued on February 9, 2021, and $2.3 million in arranger fees in connection with the entry into the Term Loan Facility on February 9, 2021.

On February 2, 2021, we issued 2,665,935 shares of common stock to DPH 123, LLC, an ABRY affiliate, for no additional consideration pursuant to the Agreement and Plan of Merger, dated as of September 6, 2017, in connection with our November 15, 2017 acquisition of Datapipe.

18. Segment Reporting

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

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of consolidated segment operating profit to consolidated loss before income taxes for the years ended December 31, 2021, 2022 and 2023.

	Year Ended December 31,
(In millions)	2021	2022	2023
Revenue by segment:
Public Cloud	$1,471.3	$1,740.8	$1,747.4
Private Cloud	1,538.2	1,381.5	1,209.7
Total consolidated revenue	$3,009.5	$3,122.3	$2,957.1

Segment operating profit:
Public Cloud	$120.1	$124.9	$90.4
Private Cloud	604.3	493.9	340.8
Total consolidated segment operating profit	724.4	618.8	431.2
Corporate functions	(240.3)	(255.0)	(247.8)
Share-based compensation expense	(75.4)	(69.5)	(65.4)
Special bonuses and other compensation expense (1)	(11.8)	(10.0)	(12.1)
Transaction related adjustments, net (2)	(25.7)	(11.0)	(5.2)
Restructuring and transformation expenses (3)	(161.5)	(99.0)	(70.8)
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	—	(5.9)	4.8
Amortization of intangible assets (4)	(179.7)	(166.8)	(161.0)
Impairment of goodwill	(52.4)	(534.5)	(708.8)
UK office closure (5)	—	—	(12.1)
Impairment of assets, net	—	(146.1)	(52.2)
Gain on sale of land	19.9	—	—
Interest expense	(205.1)	(208.5)	(221.6)
Gain (loss) on investments, net	(3.0)	(0.2)	0.3
Debt modification costs and gain (loss) on debt extinguishment	(37.5)	—	271.3
Other expense, net	(1.0)	(10.0)	(5.0)
Total consolidated loss before income taxes	$(249.1)	$(897.7)	$(854.4)

(1)	Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(2)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(3)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. This amount also includes employee related costs and other costs related to the July 2021 Restructuring Plan of $25.4 million for the year ended December 31, 2021, which are accounted for as exit and disposal costs under ASC 420. In addition, it includes total charges of $25.1 million and $5.2 million for the years ended December 31, 2021 and 2022, respectively, related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

(4)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(5)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.

The table below presents depreciation expense included in segment operating profit above for the years ended December 31, 2021, 2022 and 2023.

	Year Ended December 31,
(In millions)	2021	2022	2023
Public Cloud	$8.4	$8.2	$9.2
Private Cloud	189.9	170.2	171.3
Corporate functions	46.8	42.5	28.2
Total depreciation expense	$245.1	$220.9	$208.7

Management does not use total assets by segment to evaluate segment performance or allocate resources. As such, total assets by segment are not disclosed.

Geographic Information

The tables below present revenue by geographic region and by country for the years ended December 31, 2021, 2022 and 2023. Revenue amounts are based upon the location of the support function servicing the customer.

	Year Ended December 31,
(In millions)	2021	2022	2023
Americas	$2,253.4	$2,341.7	$2,181.4
EMEA	632.9	626.6	620.0
APJ	123.2	154.0	155.7
Total revenue	$3,009.5	$3,122.3	$2,957.1

	Year Ended December 31,
(In millions)	2021	2022	2023
United States	$2,157.0	$2,209.2	$2,035.6
United Kingdom	542.3	521.6	484.5
Other foreign countries (1)	310.2	391.5	437.0
Total revenue	$3,009.5	$3,122.3	$2,957.1
(1)    No other foreign country had revenue that exceeded 10% of total consolidated revenue for the years ended December 31, 2021, 2022 and 2023.

The table below presents property, equipment and software, net by country, based on the physical location of the assets, as of December 31, 2022 and 2023:

(In millions)	December 31, 2022	December 31, 2023
United States	$487.9	$478.4
United Kingdom	116.7	109.0
Other foreign countries (1)	23.7	21.4
Total property, equipment and software, net	$628.3	$608.8
(1)    No other foreign country had property, equipment and software, net that exceeded 10% of total consolidated property, equipment and software, net as of December 31, 2022 and 2023.

19. Condensed Financial Information of Registrant (Parent Company Only)

RACKSPACE TECHNOLOGY, INC. (Parent Company Only)
CONDENSED BALANCE SHEETS

(In millions, except per share data)	December 31, 2022	December 31, 2023
ASSETS
Investment in subsidiaries of Parent	$629.5	$(154.5)
Total assets	$629.5	$(154.5)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 215.7 and 220.5 shares issued; 212.6 and 217.4 shares outstanding, respectively	2.2	2.2
Additional paid-in capital	2,573.3	2,638.2
Accumulated other comprehensive income	71.4	60.3
Accumulated deficit	(1,986.4)	(2,824.2)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' equity (deficit)	629.5	(154.5)
Total liabilities and stockholders' equity (deficit)	$629.5	$(154.5)

The accompanying note is an integral part of these condensed financial statements.

RACKSPACE TECHNOLOGY, INC. (Parent Company Only)
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions, except per share data)	2021	2022	2023
Equity in net losses in Parent's subsidiaries	$(218.3)	$(804.8)	$(837.8)
Net loss and total comprehensive loss	$(218.3)	$(804.8)	$(837.8)
Net loss per share
Basic and diluted	$(1.05)	$(3.81)	$(3.89)
Weighted average number of shares outstanding:
Basic and diluted	208.0	211.2	215.3

The accompanying note is an integral part of these condensed financial statements.

A condensed statement of cash flows has not been presented as Rackspace Technology did not have any cash as of, or at any point in time during, the years ended December 31, 2021, 2022 and 2023.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023 that our disclosure controls and procedures were effective such that the information relating to the company, including our consolidated subsidiaries, required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2023, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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
4.3
Indenture, dated as of February 9, 2021, among Rackspace Technology Global, Inc., the subsidiary guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to Rackspace Technology, Inc.'s Form 8-K, filed on February 9, 2021)

4.4
Indenture, dated March 12, 2024, among Rackspace Finance, LLC, the guarantors party thereto from time to time and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.1 to Rackspace Technology, Inc.’s Form 8-K filed on March 12, 2024)

10.1
First Lien Credit Agreement, dated as of November 3, 2016, among Inception Parent, Inc., Inception Merger Sub, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.2
Joinder to First Lien Credit Agreement, dated as of November 3, 2016, by Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.) (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.3
Incremental Assumption and Amendment Agreement, dated as of December 20, 2016, among Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), the subsidiary loan parties, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.3 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.4
Incremental Assumption and Amendment Agreement No. 2, dated as of June 21, 2017, among Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), the subsidiary loan parties, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.5
Incremental Assumption and Amendment Agreement No. 3, dated as of November 15, 2017, among Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), the subsidiary loan parties, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.5 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.6
Incremental Assumption Agreement No. 4, dated as of July 20, 2020, among Inception Parent, Inc., Rackspace Technology Global Inc., the subsidiary loan parties, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.7
Incremental Assumption Agreement No. 5, dated as of February 9, 2021, among Rackspace Technology Global, Inc., the subsidiary loan parties, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on February 9, 2021)

10.8
First Lien Credit Agreement, dated March 12, 2024, among Rackspace Finance Holdings, LLC, Rackspace Finance, LLC, the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent and Citibank, N.A., acting through its agency & trust business, as collateral agent (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on March 12, 2024)

10.9
Incremental Assumption and Amendment Agreement No. 1, dated March 12, 2024, among Rackspace Finance Holdings, LLC, Rackspace Finance, LLC, the subsidiary loan parties party thereto, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 8-K filed on March 12, 2024)

10.10
Amended and Restated Investor Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc., Searchlight Capital II, L.P., Searchlight Capital II PV, L.P. and AP VIII Inception Holdings, L.P. (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.11
Amended and Restated Investor Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc., DPH 123, LLC, ACE Investment Holdings, LLC, AP VIII Inception Holdings, L.P. and solely for purposes of Section 4.1 thereof, ABRY Partners VIII, L.P. (incorporated by reference from Exhibit 10.3 to Rackspace Technology Inc.’s Form 8-K filed on August 7, 2020)

10.12
Amendment to Amended and Restated Investor Rights Agreement, dated as of December 7, 2020, between Rackspace Technology, Inc., AP VIII Inception Holdings, L.P. and Searchlight (incorporated by reference from Exhibit 10.9 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2020)

10.13
Amendment to Amended and Restated Investor Rights Agreement, dated as of December 7, 2020, between Rackspace Technology, Inc., AP VIII Inception Holdings, L.P. and ABRY (incorporated by reference from Exhibit 10.10 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2020)

10.14
Registration Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc. and the Holders party thereto (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.15
Agreement and Plan of Merger, dated as of September 6, 2017, among Rackspace Technology, Inc. (f.k.a. Inception Topco, Inc.), Drake Merger Sub I, Inc., Drake Merger Sub II, LLC, Inception Intermediate, Inc., Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), Datapipe Holdings, LLC, Datapipe Parent, Inc. and the key stockholders party thereto (incorporated by reference from Exhibit 10.9 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.16
Receivables Purchase Agreement, dated September 29, 2023, by and among Rackspace Receivables II LLC, the persons from time to time party thereto, PNC Bank, National Association, Rackspace US, Inc. and PNC Capital Markets LLC (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on October 4, 2023)

10.17	*+
Receivables Purchase Agreement, dated as of September 29, 2023, by and among Rackspace Receivables II LLC, Rackspace Receivables Canada Limited, the persons from time to time party thereto as purchasers, PNC Bank, National Association, Rackspace US, Inc., Rackspace International GmbH, Rackspace Limited and Onica Technologies Canada Inc. and PNC Capital Markets LLC as structuring agent

10.18	†	Employment Agreement between the Company and Amar Maletira, dated October 16, 2020 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on October 21, 2020)
10.19	†
Amended and Restated Employment Agreement between Rackspace Technology, Inc. and Amar Maletira, effective September 27, 2022 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.'s Form 10-Q for the quarter ended September 30, 2022)

10.20	†
Employment Agreement, between Rackspace US, Inc. and Holly Windham, effective as of April 17, 2017 (incorporated by reference from Exhibit 10.3 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2021)

10.21	†
First Amendment to Employment Agreement, between Rackspace US, Inc. and Holly Windham, effective as of October 1, 2017 (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2021)

10.22	†
Second Amendment to Employment Agreement, between Rackspace US, Inc. and Holly Windham, effective April 1, 2021 (incorporated by reference from Exhibit 10.14 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2021)

10.23	†
Third Amendment to Employment Agreement, between Rackspace US, Inc. and Holly Windham, effective February 1, 2022 (incorporated by reference from Exhibit 10.24 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2021)

10.24	†
Transition Agreement and Release of Claims, between Rackspace Technology, Inc. and Holly Windham, effective January 16, 2023 (incorporated by reference from Exhibit 10.29 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2022)

10.25	†
Employment Agreement between Rackspace US, Inc. and Naushaza Molu, dated November 14, 2022 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on November 18, 2022)

10.26	†
First Amendment to Employment Agreement between Rackspace US, Inc. and Naushaza Molu, dated November 15, 2022 (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 8-K, filed on November 18, 2022)

10.27	†
Second Amendment to Employment Agreement between Rackspace US, Inc. and Naushaza Molu, dated March 13, 2023 (incorporated by reference from Exhibit 10.35 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2022)

10.28	†*	Separation Agreement and Release between Rackspace US, Inc. and Naushaza Molu, dated January 19, 2024
10.29	†
Amended and Restated Employment Agreement between Rackspace US, Inc. and Mark Marino, effective January 12, 2024 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on January 12, 2024)

10.30	†
Form of Non-Qualified Stock Option Agreement between Rackspace Technology, Inc. and each of the named executive officers (other than the Chief Executive Officer) under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.20 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.31	†
Form of Non-Qualified Stock Option Agreement between Rackspace Technology, Inc. and certain of the Directors under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.24 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.32	†
Form of RSU Award Agreement between Rackspace Technology, Inc. and certain of the Directors under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.25 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.33	†
Form of RSA Award Agreement between Rackspace Technology, Inc. and certain of the Directors under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.26 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.34	†
Form of Performance Stock Unit Agreement between Rackspace Technology, Inc. and certain of its executive officers under the 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2022)

10.35	†
Form of Cash-Settled Performance Unit Agreement between Rackspace Technology, Inc. and certain of its executive officers under the 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2023)

10.36	†
Rackspace Technology, Inc. Equity Incentive Plan, dated as of April 7, 2017 (incorporated by reference from Exhibit 10.27 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.37	†	Rackspace Technology, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 4.2 to Rackspace Technology Inc.’s Registration Statement on Form S-8 filed on August 5, 2020)
10.38	†	Rackspace Technology, Inc. Amendment No. 1 to 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended June 30, 2022)
10.39	†	Rackspace Technology, Inc. Amendment No. 2 to 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended June 30, 2023)
10.40	†	Rackspace Technology, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.3 to Rackspace Technology Inc.’s Registration Statement on Form S-8 filed on August 5, 2020)
10.41	†	Rackspace Technology, Inc. Annual Cash Incentive Plan (incorporated by reference from Exhibit 10.8 to Rackspace Technology Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2020)
10.42	†
Rackspace Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference from Exhibit 10.31 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.43	†	Rackspace Technology, Inc. Executive Change in Control Severance Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on March 18, 2021)
10.44	†	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.32 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)
21.1	*	Subsidiaries of the registrant
23.1	*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	†*	Rackspace Technology, Inc. Executive Officer Incentive Compensation Clawback Policy
101.INS	*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan.
+    Certain schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RACKSPACE TECHNOLOGY, INC.

Date:	March 15, 2024	By:	/s/ Mark Marino
Mark Marino
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amar Maletira	Chief Executive Officer; Director	March 15, 2024
Amar Maletira	(Principal Executive Officer)

/s/ Mark Marino	Chief Financial Officer	March 15, 2024
Mark Marino	(Principal Financial and Accounting Officer)

/s/ Susan Arthur	Director	March 15, 2024
Susan Arthur

/s/ Betsy Atkins	Director	March 15, 2024
Betsy Atkins

/s/ Jeffrey Benjamin	Director	March 15, 2024
Jeffrey Benjamin

/s/ Mitch Garber	Director	March 15, 2024
Mitch Garber

/s/ Mark Gross	Director	March 15, 2024
Mark Gross

/s/ Anthony Roberts	Director	March 15, 2024
Anthony Roberts

/s/ Shashank Samant	Director	March 15, 2024
Shashank Samant

/s/ David Sambur	Director	March 15, 2024
David Sambur

/s/ Anthony Scott	Director	March 15, 2024
Anthony Scott

/s/ Aaron Sobel	Director	March 15, 2024
Aaron Sobel