Form 10-Q
period 2024-03-31
Rackspace Technology, Inc.
filed 2024-05-15
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

Commission File Number: 001-39420

 RACKSPACE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-3369925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
19122 US Highway 281N, Suite 128
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

On May 9, 2024, 223,850,547 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this "Quarterly Report") contains certain information that may constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management's plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the generality of the preceding sentence, any time we use the words "expects," "intends," "will," "anticipates," "believes," "confident," "continue," "propose," "seeks," "could," "may," "should," "estimates," "forecasts," "might," "goals," "objectives," "targets," "planned," "projects," and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, and the risks and uncertainties disclosed or referenced under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2023	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$196.8	$282.6
Accounts receivable, net of allowance for credit losses and accrued customer credits of $20.1 and $20.3, respectively	339.7	303.3
Prepaid expenses	87.4	111.1
Other current assets	114.2	91.3
Total current assets	738.1	788.3

Property, equipment and software, net	608.8	617.0
Goodwill, net	1,452.4	877.7
Intangible assets, net	1,019.0	960.2
Operating right-of-use assets	126.3	119.8
Other non-current assets	151.6	153.0
Total assets	$4,096.2	$3,516.0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$432.7	$410.2
Accrued compensation and benefits	72.2	64.0
Deferred revenue	78.8	78.7
Debt	23.0	20.3
Accrued interest	20.5	13.3
Operating lease liabilities	66.0	59.9
Finance lease liabilities	55.8	49.3
Financing obligations	14.0	17.2
Other current liabilities	36.5	41.0
Total current liabilities	799.5	753.9

Non-current liabilities:
Debt	2,839.6	2,974.4
Operating lease liabilities	74.6	69.5
Finance lease liabilities	308.0	295.6
Financing obligations	52.4	45.7
Deferred income taxes	79.2	59.3
Other non-current liabilities	97.4	104.8
Total liabilities	4,250.7	4,303.2

Commitments and Contingencies (Note 8)

Stockholders' deficit:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 220.5 and 226.6 shares issued; 217.4 and 223.5 shares outstanding, respectively	2.2	2.3
Additional paid-in capital	2,638.2	2,647.7
Accumulated other comprehensive income	60.3	58.6
Accumulated deficit	(2,824.2)	(3,464.8)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' deficit	(154.5)	(787.2)
Total liabilities and stockholders' deficit	$4,096.2	$3,516.0

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2023	2024
Revenue	$758.7	$690.8
Cost of revenue	(589.1)	(558.0)
Gross profit	169.6	132.8
Selling, general and administrative expenses	(207.5)	(192.4)
Impairment of goodwill	(543.1)	(573.2)
Impairment of assets, net	—	(20.0)
Loss from operations	(581.0)	(652.8)
Other income (expense):
Interest expense	(56.9)	(43.7)
Gain on investments, net	0.1	0.1
Debt modification costs and gain on debt extinguishment	12.8	56.7
Other income (expense), net	2.1	(5.6)
Total other income (expense)	(41.9)	7.5
Loss before income taxes	(622.9)	(645.3)
Benefit for income taxes	10.9	4.7
Net loss	$(612.0)	$(640.6)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$3.4	$(3.7)
Unrealized gain (loss) on derivative contracts	(5.6)	13.1
Amount reclassified from accumulated other comprehensive income (loss) to earnings	(5.6)	(11.1)
Other comprehensive loss	(7.8)	(1.7)
Comprehensive loss	$(619.8)	$(642.3)

Net loss per share:
Basic and diluted	$(2.87)	$(2.91)
Weighted average number of shares outstanding:
Basic and diluted	213.2	219.8

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2024
Cash Flows From Operating Activities
Net loss	$(612.0)	$(640.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94.7	74.8
Amortization of operating right-of-use assets	15.1	15.8
Deferred income taxes	(17.3)	(24.4)
Share-based compensation expense	15.2	12.8
Impairment of goodwill	543.1	573.2
Impairment of assets, net	—	20.0
Debt modification costs and gain on debt extinguishment	(12.8)	(56.7)
Unrealized loss on derivative contracts	4.5	—
Gain on investments, net	(0.1)	(0.1)
Provision for bad debts and accrued customer credits	0.7	4.3
Amortization of debt issuance costs and debt discount and premium	2.0	(2.0)
Third party fees paid in connection with the Refinancing Transactions	—	(28.4)
Other operating activities	(0.1)	(0.2)
Changes in operating assets and liabilities:
Accounts receivable	50.5	31.6
Prepaid expenses and other current assets	(1.5)	(14.7)
Accounts payable, accrued expenses, and other current liabilities	(100.3)	(50.3)
Deferred revenue	19.1	1.0
Operating lease liabilities	(19.9)	(20.5)
Other non-current assets and liabilities	17.2	14.1
Net cash used in operating activities	(1.9)	(90.3)
Cash Flows From Investing Activities
Purchases of property, equipment and software	(12.1)	(28.1)
Proceeds from sale of headquarters	—	16.9
Other investing activities	0.4	0.1
Net cash used in investing activities	(11.7)	(11.1)
Cash Flows From Financing Activities
Shares of common stock withheld for employee taxes	—	(3.4)
Proceeds from borrowings under long-term debt arrangements	—	275.0
Payments on long-term debt	(15.4)	(35.6)
Debt extinguishment costs	—	(22.1)
Payments on financing component of interest rate swap	(4.4)	(4.3)
Principal payments of finance lease liabilities	(18.6)	(17.9)
Principal payments of financing obligations	(2.9)	(3.5)
Net cash provided by (used in) financing activities	(41.3)	188.2
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.9	(1.0)
Increase (decrease) in cash, cash equivalents, and restricted cash	(54.0)	85.8
Cash, cash equivalents, and restricted cash at beginning of period	231.4	199.7
Cash, cash equivalents, and restricted cash at end of period	$177.4	$285.5

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$49.5	$53.3
Cash payments for income taxes, net of refunds	$1.7	$1.0

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$50.7	$—
Other non-cash additions	—	(0.6)
Increase in property, equipment and software accrued in liabilities	8.7	18.1
Non-cash purchases of property, equipment and software	$59.4	$17.5

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
(In millions)	2023	2024
Cash and cash equivalents	$174.3	$282.6
Restricted cash included in other non-current assets	3.1	2.9
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$177.4	$285.5

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	215.7	$2.2	$2,573.3	$71.4	$(1,986.4)	3.1	$(31.0)	$629.5
Exercise of stock options and release of stock awards	2.4	—	—	—	—	—	—	—
Share-based compensation expense for equity classified awards	—	—	14.7	—	—	—	—	14.7
Net loss	—	—	—	—	(612.0)	—	—	(612.0)
Other comprehensive loss	—	—	—	(7.8)	—	—	—	(7.8)
Balance at March 31, 2023	218.1	$2.2	$2,588.0	$63.6	$(2,598.4)	3.1	$(31.0)	$24.4

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders’Deficit
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	220.5	$2.2	$2,638.2	$60.3	$(2,824.2)	3.1	$(31.0)	$(154.5)
Exercise of stock options and release of stock awards, net of shares withheld	6.1	0.1	(3.5)	—	—	—	—	(3.4)
Share-based compensation expense for equity classified awards	—	—	13.0	—	—	—	—	13.0
Net loss	—	—	—	—	(640.6)	—	—	(640.6)
Other comprehensive loss	—	—	—	(1.7)	—	—	—	(1.7)
Balance at March 31, 2024	226.6	$2.3	$2,647.7	$58.6	$(3,464.8)	3.1	$(31.0)	$(787.2)

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2023 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the Securities and Exchange Commission ("SEC") disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 15, 2024 ("Annual Report"). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2024, our results of operations, cash flows, and stockholders' equity (deficit) for the three months ended March 31, 2023 and 2024.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2024, or for any other interim period, or for any other future year.

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

Liquidity Overview

We are a highly leveraged company. As of March 31, 2024, we had $2,598.2 million aggregate principal amount outstanding under our debt instruments, which are comprised of the first lien first out senior secured term loan facility (the “FLFO Term Loan Facility”), the first lien second out senior secured term loan facility (the “FLSO Term Loan Facility”), the first lien term loan facility (the "Term Loan Facility"), 3.50% FLSO Senior Secured Notes due 2028 (the “3.50% FLSO Senior Secured Notes”), 5.375% Senior Notes due 2028 (the "5.375% Senior Notes"), and 3.50% Senior Secured Notes due 2028 (the "3.50% Senior Secured Notes"). We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the senior secured first lien first out revolving credit facility (the " New Revolving Credit Facility"). As of March 31, 2024, the New Revolving Credit Facility provided for up to $375.0 million of borrowings, none of which was drawn and outstanding as of March 31, 2024. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash and cash equivalents of $282.6 million as of March 31, 2024, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.

Significant Accounting Policies and Estimates

Our Annual Report includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three months ended March 31, 2024.

Change in Accounting Estimate

In the first quarter of 2024, we completed an assessment of the useful lives of certain assets within the “Computers and equipment” asset class. The timing of this review was based on a combination of factors accumulating over time that provided the company with updated information to make a better estimate on the economic lives of certain property and equipment. These factors included changes in our business model and recent technological advances that have increased efficiencies in how we operate and manage customer gear. The assessment resulted in an increase in the estimated useful life range of the “Computers and equipment” asset class from three-to-five years to five-to-seven years. This change in accounting estimate took effect at the start of the first quarter of 2024. The impact of this change was a reduction in depreciation expense of $12.2 million compared to previous estimates for the three months ended March 31, 2024.

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

In connection with the debt refinancing transactions that were completed in March and April 2024, as further described in Note 7, “Debt”, we updated our internal forecasts. Our updated internal forecasts considered our year-to-date operating performance, current customer bookings and revised expectations based on current performance, revisions to our expected growth and timing of such growth based on current and expected performance, current customer retention rates, revisions to the timing of the expected effects of our strategic initiatives and overall related risks, including macroeconomic factors, to achieving our forecasts. Our Board of Directors reviewed and approved our internal budget for fiscal year 2024 on February 28, 2024. As of February 29, 2024, we assessed our Board approved 2024 internal budget along with several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of our current and forecasted operating margins and cash flows, budgeted-to-actual performance, timing of the expected effects of our strategic initiatives, overall change in economic climate, changes in the industry and competitive environment, changes to our risk-adjusted discount rates and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of February 29, 2024.

On January 1, 2023, as a result of the reorganization of our business around a two-business unit operating model, we changed our reportable segments to Private Cloud and Public Cloud. Due to the change in our segment reporting and the allocation of goodwill from our former reporting units to the Public Cloud and Private Cloud reporting units, we completed a quantitative goodwill impairment analysis both prior and subsequent to the aforementioned change. We reassigned goodwill to the updated reporting units using a relative fair value approach. The results of the quantitative goodwill impairment analysis performed as of January 1, 2023 subsequent to the reorganization, indicated an impairment within our Private Cloud reporting unit, and we recorded a non-cash impairment charge of $270.8 million in the first quarter of 2023.

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

The results of our quantitative goodwill impairment analysis as of February 29, 2024 indicated an impairment of goodwill within our Public Cloud and Private Cloud reporting units of $385.4 million and $187.8 million, respectively. We recorded these non-cash impairment charges within "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss in the first quarter of 2024.

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

Due to the factors discussed in the goodwill analysis above and prior to testing our goodwill for impairment, we performed a quantitative assessment of our indefinite-lived intangible asset as of February 29, 2024. The quantitative assessment performed as of February 29, 2024 indicated the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $20.0 million non-cash impairment charge which is included in "Impairment of assets, net" in our Condensed Consolidated Statements of Comprehensive Loss in the first quarter of 2024.

We performed a quantitative assessment of our indefinite-lived intangible asset prior to testing our goodwill for impairment as of January 1, 2023 and March 31, 2023 which did not indicate any impairment of the Rackspace trade name.

The fair value determination of our reporting units and our indefinite-lived intangible asset is judgmental in nature and requires the use of significant estimates and assumptions that are sensitive to changes. Assumptions include estimation of the royalty rate for the trade name, estimation of future revenue growth rates, projected gross profit margins, projected operating costs, projected capital expenditures, which are dependent on internal cash flow forecasts, estimation of the terminal growth rates and determination of risk-adjusted discount rates. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) volatility in the equity and debt markets or other macroeconomic factors, (ii) an increase in the weighted-average cost of capital due to further increases in interest rates, (iii) decrease in future cash flows due to lower than expected sales, or (iv) fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations. Accordingly, if our current cash flow assumptions are not realized, we experience sustained declines in our stock price or market capitalization, or increases in costs of capital, it is possible that an additional impairment charge may be recorded in the future, which could be material.

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

In conjunction with the goodwill impairment analyses as of January 1, 2023, March 31, 2023, and February 29, 2024, we performed recoverability tests of our long-lived assets, including finite-lived intangible assets, by comparing the net book value of our long-lived assets or asset groups, to the future undiscounted net cash flows attributable to such assets, which did not result in any impairment charges.

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

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Condensed Consolidated Balance Sheets Account	December 31, 2023	March 31, 2024
Accounts receivable, net	Accounts receivable, net (1)	$339.7	$303.3
Current portion of contract assets	Other current assets	$10.7	$8.9
Non-current portion of contract assets	Other non-current assets	$8.6	$7.4
Current portion of deferred revenue	Deferred revenue	$78.8	$78.7
Non-current portion of deferred revenue	Other non-current liabilities	$5.3	$6.2
(1)    Allowance for credit losses and accrued customer credits was $20.1 million and $20.3 million as of December 31, 2023 and March 31, 2024, respectively.

Amounts recognized in revenue for the three months ended March 31, 2023, and 2024, which were included in deferred revenue as of the beginning of each period totaled $39.1 million and $45.6 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2023 and March 31, 2024, the balances of capitalized costs to obtain a contract were $42.0 million and $39.7 million, respectively, and the balances of capitalized costs to fulfill a contract were $13.4 million and $12.9 million, respectively. These capitalized costs are included in "Other non-current assets" on the Condensed Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended March 31,
(In millions)	2023	2024
Amortization of capitalized sales commissions	$10.3	$8.2
Amortization of capitalized implementation costs	$3.6	$2.7

Remaining Performance Obligations

As of March 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was $458.1 million, of which approximately 56% is expected to be recognized as revenue during the remainder of 2024 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. The aggregate amount of transaction price excludes variable consideration related to our usage-based arrangements for which we recognize revenue based on the right to invoice for the services performed.

3. Sale of Receivables

On September 29, 2023, Rackspace US, Inc. and Rackspace Receivables II, LLC, a bankruptcy-remote special purpose vehicle (“SPV”), each an indirect subsidiary of the company, entered into an accounts receivable purchase agreement with PNC Bank, National Association (“PNC”) and other parties thereto. On February 12, 2024, the accounts receivable purchase agreement was amended to include certain international subsidiaries of the company as parties to the agreement and Rackspace Receivables Canada Limited, a Canadian indirect subsidiary of the company, was established as a SPV.

In connection with accounts receivable sold during the three months ended March 31, 2024, we recorded $5.8 million of expense, consisting of $5.3 million of yield charges and fees and $0.5 million of upfront transaction costs associated with the execution of the agreement, within “Other income (expense), net” in the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2024. The outstanding portfolio of sold accounts receivable derecognized from our Condensed Consolidated Balance Sheet as of December 31, 2023 and March 31, 2024 was $223.8 million and $218.3 million, respectively. The SPVs hold unsold accounts receivable of $100.6 million as of March 31, 2024 that are pledged as collateral to PNC.

4. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(In millions, except per share data)	2023	2024
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(612.0)	$(640.6)
Weighted average shares outstanding:
Common stock	213.2	219.8
Number of shares used in per share computations	213.2	219.8
Net loss per share	$(2.87)	$(2.91)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Since we were in a net loss position for both periods presented, basic net loss per share is the same as diluted net loss per share for both periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 41.1 million and 30.3 million potential common shares from the computation of dilutive loss per share for the three months ended March 31, 2023 and 2024, respectively, because the effect would have been anti-dilutive.

5. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2023	March 31, 2024
Computers and equipment	$1,154.9	$1,164.0
Software	452.8	445.6
Furniture and fixtures	14.5	14.4
Buildings and leasehold improvements	411.8	410.6
Property, equipment and software, at cost	2,034.0	2,034.6
Less: Accumulated depreciation	(1,442.1)	(1,430.9)
Work in process	16.9	13.3
Property, equipment and software, net	$608.8	$617.0

In October 2022, we announced our intention to sell our current corporate headquarters facility located in Windcrest, Texas and relocate our corporate headquarters to leased office space in San Antonio, Texas. As such, as of December 31, 2022, this property met the criteria to be classified as held for sale under GAAP and the carrying amount of the property was remeasured each reporting period for changes in the estimated fair value, less cost to sell.

In March 2024, we completed the sale of the property. The property’s estimated fair value, less estimated cost to sell prior to the sale was $16.9 million and we received cash proceeds of $17.5 million, less brokerage and professional fees of $0.6 million, resulting in net cash proceeds of $16.9 million. In connection with the completion of the sale, we paid a $9.0 million early termination fee to certain local governments related to our termination of the Master Economic Incentives Agreement (the “MEIA”) associated with the property. This amount is included in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2024.

6. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment.

(In millions)	Public Cloud	Private Cloud	Total
Gross goodwill as of December 31, 2023	$597.7	$1,563.5	$2,161.2
Less: impairment charges	—	(708.8)	(708.8)
Goodwill, net as of December 31, 2023	597.7	854.7	1,452.4
Impairment of goodwill	(385.4)	(187.8)	(573.2)
Foreign currency translation	(1.0)	(0.5)	(1.5)
Goodwill, net as of March 31, 2024	$211.3	$666.4	$877.7

Gross goodwill as of March 31, 2024	$596.7	$1,563.0	$2,159.7
Less: accumulated impairment charges (1)	(385.4)	(896.6)	(1,282.0)
Goodwill, net as of March 31, 2024	$211.3	$666.4	$877.7
(1)     On a consolidated basis, gross and net goodwill as of March 31, 2024 was $3,041.6 million and $877.7 million, respectively. Accumulated impairment charges on a consolidated basis was $2,163.9 million as of March 31, 2024.

See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for discussion of the goodwill impairment charges recorded during the three months ended March 31, 2023 and 2024.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2023			March 31, 2024
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,932.0	$(1,073.9)	$858.1	$1,931.3	$(1,111.8)	$819.5
Other	27.8	(26.9)	0.9	27.7	(27.0)	0.7
Total definite-lived intangible assets	1,959.8	(1,100.8)	859.0	1,959.0	(1,138.8)	820.2
Trade name (indefinite-lived)	160.0	—	160.0	140.0	—	140.0
Total intangible assets other than goodwill	$2,119.8	$(1,100.8)	$1,019.0	$2,099.0	$(1,138.8)	$960.2
During the three months ended March 31, 2024 we recognized impairment charges of $20.0 million related to our trade name indefinite-lived intangible asset.

For more information, see the discussion of our impairment charges in Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

7. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2023		March 31, 2024
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
FLSO Term Loan Facility	May 15, 2028	—%	$—	8.18%	$1,683.0
FLFO Term Loan Facility	May 15, 2028	—%	—	11.68%	275.0
Term Loan Facility	February 15, 2028	8.23%	2,181.2	8.18%	62.3
New Revolving Credit Facility	May 15, 2028	—%	—	—%	—
Revolving Credit Facility	August 7, 2025	—%	—	—%	—
3.50% FLSO Senior Secured Notes	May 15, 2028	—%	—	3.50%	267.3
3.50% Senior Secured Notes	February 15, 2028	3.50%	513.7	3.50%	182.3
5.375% Senior Notes	December 1, 2028	5.375%	197.6	5.375%	128.3
Total principal amount outstanding			2,892.5		2,598.2
Unamortized debt issuance costs, debt premium, and debt discount			(29.9)		396.5
Total debt			2,862.6		2,994.7
Less: current portion of debt			(23.0)		(20.3)
Debt, excluding current portion			$2,839.6		$2,974.4
(1)    Contractual interest rate as of each respective balance sheet date.

March 2024 Refinancing Transactions

Private Exchange

On March 12, 2024, we (together with certain of our subsidiaries) closed a private debt exchange (the “Private Exchange”) with (i) holders of the 3.50% Senior Secured Notes (the “Existing Secured Notes”) issued by Rackspace Technology Global (the “Existing Borrower”) representing more than 64% of the aggregate principal amount outstanding of the Existing Secured Notes as of December 31, 2023, and (ii) lenders representing more than 72% of the aggregate principal amount of the outstanding term loan facility under the First Lien Credit Agreement (the “Existing Term Loans”) as of December 31, 2023.

Pursuant to the Private Exchange, (i) $331.4 million aggregate principal amount of Existing Secured Notes and $1,588.8 million aggregate principal amount of the Existing Term Loans were exchanged or purchased for cancellation and (ii) $267.3 million aggregate principal amount of new first lien second out senior secured notes (the “3.50% FLSO Senior Secured Notes”) and $1,312.0 million aggregate principal amount of new first lien second out senior secured term loans (the “FLSO Term Loan Facility” and the loans thereunder, the “FLSO Term Loans”) were issued by Rackspace Finance, LLC, a new subsidiary of the company (the “New Borrower”).

In addition, the New Borrower, issued $275.0 million aggregate principal amount of new first lien first out senior secured term loans (the “FLFO Term Loan Facility” and the loans thereunder, the “FLFO Term Loans”) and we repurchased and cancelled $69.3 million aggregate principal amount of the 5.375% Senior Notes.

See “New Debt Instruments” below for additional discussion of the new 3.50% FLSO Senior Secured Notes, FLSO Term Loan Facility, and FLFO Term Loan Facility.

Public Exchanges

On March 13, 2024, we launched an offer to all of the holders of the Existing Borrower’s remaining Existing Term Loans (the “Public Term Loan Exchange”). On March 26, 2024, we closed the Public Term Loan Exchange, pursuant to which (i) $529.9 million aggregate principal amount of the Existing Term Loans were exchanged or purchased for cancellation and (ii) $375.1 million aggregate principal amount of FLSO Term Loans was issued by the New Borrower.

On March 14, 2024, we launched an offer to all of the holders of the Existing Borrower’s remaining Existing Secured Notes (the “Public Note Exchange”). On April 16, 2024, we completed the Public Note Exchange, pursuant to which (i) $138.4 million aggregate principal amount of Existing Secured Notes were exchanged or purchased for cancellation and (ii) $96.9 million aggregate principal amount of 3.50% FLSO Senior Secured Notes were issued by the New Borrower.

New Revolving Credit Facility

On March 12, 2024, the New Borrower also established the new first lien first out revolving credit commitments in an aggregate principal amount of $375.0 million (the “New Revolving Credit Facility”). All revolving lenders under the prior Revolving Credit Facility exchanged their revolving loan commitments for commitments in respect of the New Revolving Credit Facility, which replaces in full the prior Revolving Credit Facility. The New Revolving Credit Facility matures on May 15, 2028.

See “New Debt Instruments” below for additional discussion of the New Revolving Credit Facility.

Accounting Impacts

The company performed an assessment of the March 2024 Refinancing Transactions and determined it met the criteria to be accounted for as a troubled debt restructuring under Accounting Standards Codification No. 470-60, Troubled Debt Restructurings by Debtors. For each series of the Existing Debt Instruments exchanged, the undiscounted cash flows associated with the New Debt Instruments issued were compared to the carrying value of the Existing Debt Instruments exchanged for such New Debt Instruments and the applicable exchange was accounted for as follows: (i) to the extent the undiscounted cash flows of the New Debt Instruments in question were lower than the carrying value of the applicable Existing Debt Instruments exchanged, the carrying value of the applicable New Debt Instruments was established at the total of these undiscounted cash flows, with a gain recorded for the remaining difference between this value and the carrying value of the applicable Existing Debt Instruments (as such, no interest expense will be recorded for the applicable 3.50% FLSO Senior Secured Notes prospectively) and (ii) to the extent the undiscounted cash flows of the New Debt Instruments in question exceeded the carrying value of the applicable Existing Debt Instruments exchanged, the carrying value of the applicable New Debt Instruments was established at the carrying value of the applicable Existing Debt Instruments and the company established new effective interest rates based on the carrying value of the applicable Existing Term Loans prior to the March 2024 Refinancing Transaction.

The difference between the principal amount of the 3.50% FLSO Senior Secured Notes and the carrying value was recorded as a premium and is included in long-term debt on the company’s Condensed Consolidated Balance Sheets.

The premium recorded on the 3.50% FLSO Senior Secured Notes was $39.1 million, which will be reduced as contractual interest payments are made on the 3.50% FLSO Senior Secured Notes.

In connection with the March 2024 Refinancing Transactions, the company recorded a gain of $56.7 million after deducting third-party costs and lender fees incurred. The gain is included in "Debt modification costs and gain on debt extinguishment" in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2024. The company incurred third party fees of $28.4 million.

New Debt Instruments

New Senior Facilities

On March 12, 2024, Rackspace Finance Holdings, LLC ( “Rackspace Finance Holdings”), the New Borrower, the lenders and issuing banks party thereto and Citibank, N.A., as the administrative agent and collateral agent, entered into the credit agreement governing the FLSO Term Loan Facility, FLFO Term Loan Facility and New Revolving Credit Facility (together, the “New Senior Facilities”) (the “New First Lien Credit Agreement”).

FLSO Term Loan Facility

The New Borrower issued the FLSO Term Loan Facility in an aggregate principal amount of $1,687.2 million. The FLSO Term Loan Facility matures on May 15, 2028. Borrowings under the FLSO Term Loan Facility bear interest at an annual rate equal to Term SOFR equal to the forward-looking term rate, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, for the interest period relevant to such borrowing, plus a credit spread adjustment of 0.11% for an interest period of one-month’s duration, 0.26% for an interest period of three-months’ duration, and 0.43% for an interest period of six-months’ duration, subject to a 0.75% floor, plus an applicable margin of 2.75%.

As of March 31, 2024, the contractual interest rate on the FLSO Term Loan Facility was 8.18%. We are required to make quarterly principal payments of $4.2 million, which began on March 31, 2024. See Note 11, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the FLSO Term Loan Facility.

Affiliates of ABRY Partners, LLC and ABRY Partners II, LLC (collectively, “ABRY”) are FLSO Term Loan Facility lenders under the New First Lien Credit Agreement. As of March 31, 2024, the outstanding principal amount of the FLSO Term Loan Facility was $1,683.0 million, of which $50.0 million, or 3.0%, is due to ABRY affiliates. Investment funds affiliated with ABRY are also co-investors in Rackspace Technology.

As of March 31, 2024, Apollo Global Management, Inc. also held $81.1 million, or 4.8%, of the outstanding principal amount of the FLSO Term Loan Facility.

Prior to September 12, 2025, the New Borrower may prepay some or all of the FLSO Term Loan Facility, together with accrued and unpaid interest, subject to the applicable “make-whole” premium. On or after September 12, 2025, the New Borrower may prepay some or all of the FLSO Term Loan Facility, together with accrued and unpaid interest, without prepayment premium or penalty.

The fair value of the FLSO Term Loan Facility as of March 31, 2024 was $822.5 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLSO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

The New Borrower is the borrower and all obligations under the FLSO Term Loan Facility are guaranteed on a senior secured basis, jointly and severally, by Rackspace Finance Holdings on a limited-recourse basis and by certain of the New Borrower’s subsidiaries (the “Subsidiary Guarantors”). The obligations under the FLSO Term Loan Facility are secured by a pledge of the New Borrower’s capital stock directly held by Rackspace Finance Holdings and substantially all of the New Borrower’s and the Subsidiary Guarantors’ assets, subject to exceptions.

The FLSO Term Loan Facility contains certain customary affirmative covenants, negative covenants, and events of default.

FLFO Term Loan Facility

The New Borrower issued the FLFO Term Loan Facility in an initial aggregate principal amount of $275.0 million. The FLFO Term Loan Facility matures on May 15, 2028. Borrowings under the FLFO Term Loan Facility bear interest at an annual rate equal to Term SOFR equal to the forward-looking term rate, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, for the interest period relevant to such borrowing, plus a credit spread adjustment of 0.11% for an interest period of one-month’s duration, 0.26% for an interest period of three-months’ duration, and 0.43% for an interest period of six-months’ duration, subject to a 0.75% floor, plus an applicable margin of 6.25% and were issued with 1.00% of original issue discount.

As of March 31, 2024, the contractual interest rate on the FLFO Term Loan Facility was 11.68%. We are required to make quarterly principal payments of $0.7 million, beginning on June 30, 2024. See Note 11, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the FLFO Term Loan Facility.

Prior to September 12, 2025, the New Borrower may prepay some or all of the FLFO Term Loan Facility, together with accrued and unpaid interest, subject to the applicable “make-whole” premium. On or after September 12, 2025 but prior to September 12, 2027, the New Borrower may prepay some or all of the FLFO Term Loan Facility, together with accrued and unpaid interest, subject to a prepayment fee equal to (x) 3.00% of the principal amount of the FLFO Term Loan Facility so prepaid prior to September 12, 2026 and (y) 1.00% of the principal amount of the FLFO Term Loan Facility so prepaid on or after September 12, 2026 but prior to September 12, 2027. On or after September 12, 2027, the New Borrower may prepay some or all of the FLFO Term Loan Facility, together with accrued and unpaid interest, without prepayment premium or penalty.

The fair value of the FLFO Term Loan Facility as of March 31, 2024 was $276.0 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLFO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

The New Borrower is the borrower and all obligations under the FLFO Term Loan Facility are guaranteed on a senior secured basis, jointly and severally, by Rackspace Finance Holdings on a limited-recourse basis and by the Subsidiary Guarantors. The obligations under the FLFO Term Loan Facility are secured by the same collateral that secures the FLSO Term Loan Facility, the New Revolving Credit Facility and the 3.50% FLSO Senior Secured Notes.

The FLFO Term Loan Facility contains certain customary affirmative covenants, negative covenants, and events of default.

New Revolving Credit Facility

The New Borrower established the New Revolving Credit Facility in an aggregate principal amount of $375.0 million of commitments. The New Revolving Credit Facility matures on May 15, 2028 and bears interest at an annual rate equal to Term SOFR equal to the forward-looking term rate, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, for the interest period relevant to such borrowing, subject to a 1.00% floor, plus an applicable margin of initially 3.00%. After June 30, 2024, the applicable margin will be subject to a net first lien leverage-based pricing grid as set forth in the New First Lien Credit Agreement. In addition to paying interest on the outstanding principal under the New Revolving Credit Facility, the New Borrower is required to pay a commitment fee equal to initially 0.50% per annum to the lenders under the New Revolving Credit Facility in respect of the unutilized commitments thereunder. After June 30, 2024, the commitment fee will be subject to a net first lien leverage-based pricing grid as set forth in the New First Lien Credit Agreement. The New Borrower may prepay loans incurred under the New Revolving Credit Facility, together with accrued and unpaid interest, without prepayment premium or penalty.

The New Borrower is the borrower and all obligations under the New Revolving Credit Facility are guaranteed on a senior secured basis, jointly and severally, by Rackspace Finance Holdings on a limited-recourse basis and by the Subsidiary Guarantors. The obligations under the New Revolving Credit Facility are secured by the same collateral that secures the FLSO Term Loan Facility, the FLFO Term Loan Facility and the 3.50% FLSO Senior Secured Notes.

The New Revolving Credit Facility contains certain customary affirmative covenants, negative covenants, and events of default. In addition, the New Revolving Credit Facility contains a financial covenant which limits the super-priority net senior secured leverage ratio to a maximum of 5.00 to 1.00; however, this covenant is only applicable and tested if the aggregate amount of outstanding borrowings under the New Revolving Credit Facility and letters of credit issued thereunder (excluding $25.0 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is greater than 35% of the New Revolving Credit Facility commitments as of the last day of such fiscal quarter.

As of March 31, 2024, we had total commitments of $375.0 million, no outstanding borrowings under the New Revolving Credit Facility, and $3.5 million of letters of credit issued thereunder. As such, as of March 31, 2024, we had $375.0 million of available commitments remaining.

As of March 31, 2024, we were in compliance with all covenants under the New Senior Facilities.

3.50% FLSO Senior Secured Notes due 2028

On March 12, 2024, the New Borrower issued $267.3 million initial aggregate principal amount of the 3.50% FLSO Senior Secured Notes. On April 2, 2024 and April 16, 2024, the New Borrower issued additional 3.50% FLSO Senior Secured Notes in an aggregate principal amount of $93.3 million and $3.6 million, respectively. The 3.50% FLSO Senior Secured Notes will mature on May 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on each February 15 and August 15, commencing on August 15, 2024. The 3.50% FLSO Senior Secured Notes are not subject to registration rights.

The New Borrower is the borrower and all obligations under the 3.50% FLSO Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by Rackspace Finance Holdings on a limited-recourse basis and by the Subsidiary Guarantors. The obligations under the 3.50% FLSO Senior Secured Notes are secured by the same collateral that secures the FLSO Term Loan Facility, the FLFO Term Loan Facility and the New Revolving Credit Facility.

The New Borrower may redeem some or all of the 3.50% FLSO Senior Secured Notes at its option prior to September 12, 2025 at a redemption price equal to 100% of the principal amount of the 3.50% FLSO Senior Secured Notes redeemed, plus a “make-whole” premium described in the indenture governing the 3.50% FLSO Senior Secured Notes (the “3.50% FLSO Senior Secured Notes Indenture”), plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Commencing September 12, 2025, the New Borrower may redeem the 3.50% FLSO Senior Secured Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 3.50% FLSO Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to but excluding the redemption date.

The 3.50% FLSO Senior Secured Notes Indenture contains covenants that, among other things, limit our ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the 3.50% FLSO Senior Secured Notes Indenture. Additionally, upon the occurrence of a change of control (as defined in the 3.50%FLSO Senior Secured Notes Indenture), we will be required to make an offer to repurchase all of the outstanding 3.50% FLSO Senior Secured Notes at a price in cash equal to 101.000% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date. The 3.50% FLSO Senior Secured Notes Indenture also contains customary events of default.

As of March 31, 2024, we were in compliance with all covenants under the 3.50% FLSO Senior Secured Notes Indenture.

The fair value of the 3.50% FLSO Senior Secured Notes as of March 31, 2024 was $134.3 million based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% FLSO Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

Existing Debt Instruments

Senior Facilities

Our senior secured credit facilities include the Term Loan Facility and the prior Revolving Credit Facility (together, the "Senior Facilities").

On February 9, 2021, we amended and restated the credit agreement governing our Senior Facilities (the "First Lien Credit Agreement"), which included a seven-year $2,300.0 million senior secured first lien term loan facility due on February 15, 2028 and our existing $375.0 million Revolving Credit Facility.

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

As a result of the Private Exchange and the Public Term Loan Exchange, discussed within “March 2024 Refinancing Transactions” above, over 97% of the $2,181.2 million aggregate principal amount of the Term Loan Facility outstanding as of December 31, 2023 was exchanged or purchased for cancellation.

In addition to paying interest on the outstanding principal under the Senior Facilities, the Revolving Credit Facility also includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This commitment fee is subject to one step-down based on the net first lien leverage ratio.

As of March 31, 2024, the contractual interest rate on the Term Loan Facility was 8.18%. We are required to make quarterly principal payments of $0.2 million. See Note 11, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

In addition to the quarterly amortization payments discussed above, the Senior Facilities require us to make certain mandatory prepayments, including using (i) a portion of annual excess cash flow, as defined in the First Lien Credit Agreement, to prepay the Term Loan Facility, (ii) net cash proceeds of certain non-ordinary assets sales or dispositions of property to prepay the Term Loan Facility and (iii) net cash proceeds of any issuance or incurrence of debt not permitted under the Senior Facilities to prepay the Term Loan Facility. We may make voluntary prepayments at any time without penalty.

The fair value of the Term Loan Facility as of March 31, 2024 was $22.4 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

The only financial covenant was with respect to the prior Revolving Credit Facility. As discussed in “March 2024 Refinancing Transactions” above, on March 12, 2024, all revolving lenders under the prior Revolving Credit Facility exchanged their revolving loan commitments for commitments in respect of the New Revolving Credit Facility, which replaces in full the prior Revolving Credit Facility. See “New Revolving Credit Facility” above for information regarding this new debt instrument.

As of March 31, 2024, we were in compliance with all covenants under the Senior Facilities.

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

The indenture governing the 3.50% Senior Secured Notes (the “ 3.50% Notes Indenture”) contains covenants that, among other things, limit our ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the 3.50% Notes Indenture. Additionally, upon the occurrence of a change of control (as defined in the 3.50% Notes Indenture), we will be required to make an offer to repurchase all of the outstanding 3.50% Senior Secured Notes at a price in cash equal to 101.000% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date.

As of March 31, 2024, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

As a result of the Private Exchange and the Public Note Exchange, discussed above, over 91% of the $513.7 million aggregate principal amount of the 3.50% Senior Secured Notes outstanding as of December 31, 2023 was exchanged or purchased for cancellation.

The fair value of the 3.50% Senior Secured Notes as of March 31, 2024 was $65.6 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

During the three months ended March 31, 2023, Rackspace Technology Global repurchased and surrendered for cancellation $22.7 million principal amount of 5.375% Senior Notes for $10.0 million, including accrued interest of $0.3 million. In connection with these repurchases, we recorded a gain, included in "Debt modification costs and gain on debt extinguishment", of $12.8 million in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2023.

As previously described in “March 2024 Refinancing Transactions” above, as part of the Private Exchange, we repurchased and cancelled $69.3 million aggregate principal amount of the 5.375% Senior Notes during the three months ended March 31, 2024.

The indenture governing the 5.375% Senior Notes ( the “5.375% Notes Indenture”) contains covenants that, among other things, limit our ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the 5.375% Notes Indenture. Additionally, upon the occurrence of a change of control (as defined in the 5.375% Notes Indenture), we will be required to make an offer to repurchase all of the outstanding 5.375% Senior Notes at a price in cash equal to 101.000% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date.

As of March 31, 2024, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of March 31, 2024 was $33.4 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

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

Headquarters Lease

In February 2023, we signed an agreement to lease approximately 93,000 square feet of office space in San Antonio, Texas, which will serve as our new corporate headquarters. The initial lease term is 11 years, with three 5-year renewal options. In addition to monthly base rent, we will also pay a share of common area maintenance and operating expenses. As of March 31, 2024, the lease had not yet commenced. The lease subsequently commenced in the second quarter of 2024.

9. Share-Based Compensation

During the three months ended March 31, 2024, we granted 3.2 million restricted stock units ("RSUs") under the 2020 Incentive Plan with a weighted-average grant date fair value of $1.92. The majority of the RSUs were granted as part of our promotion and recruitment process and vest ratably over a three-year period, subject to continued service.

In addition, during the three months ended March 31, 2024, 0.6 million performance stock units ("PSUs") were granted under the 2020 Incentive Plan with a weighted-average grant date fair value of $2.78. The PSUs represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on Rackspace's Total Shareholder Return ("TSR") relative to the TSR of a comparator group of IT and Cloud Services Companies. The awards are eligible to vest in equal annual installments over three years based on the attainment of the market condition and the employee's continued service through the end of the applicable measurement period and were valued using a Monte Carlo simulation.

Total share-based compensation expense is comprised of the following equity and liability classified award amounts:

	Three Months Ended March 31,
(In millions)	2023	2024
Equity classified awards	$14.7	$13.0
Liability classified awards	0.5	(0.2)
Total share-based compensation expense	$15.2	$12.8

Total share-based compensation expense recognized was as follows:

	Three Months Ended March 31,
(In millions)	2023	2024
Cost of revenue	$2.8	$1.9
Selling, general and administrative expenses	12.4	10.9
Pre-tax share-based compensation expense	15.2	12.8
Less: Income tax benefit	(3.2)	(2.7)
Total share-based compensation expense, net of tax	$12.0	$10.1

As of March 31, 2024, there was $64.6 million of total unrecognized compensation cost related to stock options, RSUs, PSUs, and the ESPP, which will be recognized using the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

10. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three months ended March 31, 2024, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with changes in the valuation allowance related to disallowed interest, the tax impact associated with the goodwill impairment recorded in the first quarter of 2024, the majority of which was nondeductible for income tax purposes, and the tax impact of the March 2024 Refinancing Transactions discussed below. The tax impact of the March 2024 Refinancing Transactions include excluded cancellation of indebtedness income (“CODI”), federal and state attribution reduction and changes in valuation allowance. In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) issued model rules for a new global minimum tax framework (Pillar Two). Governments in many of the countries where we operate have issued, or are in the process of issuing, legislation on this rule. We are currently evaluating, but do not expect this rule to have a material impact on our consolidated financial statements.

As a result of the Private Exchange and Public Term Loan Exchange transactions discussed within “March 2024 Refinancing Transactions” within Note 7, “Debt”, the company realized CODI for US tax purposes of $531.5 million. Pursuant to Internal Revenue Code (“IRC”) Section 108, an insolvent debtor may exclude CODI from taxable income to the extent of the debtor’s insolvency (liabilities greater than the fair value of its assets) but must reduce its tax attributes, subject to certain limitations and according to prescribed ordering rules, based on the amount of CODI excluded from taxable income. The company currently estimates that the level of its insolvency (as defined for US Tax purposes) exceeds the amount of CODI resulting from the March 2024 Refinancing Transactions, such that all of the resulting CODI will be excluded from the company’s taxable income.

The process for determining the amount of tax attribute reduction is complex and the actual reduction to attributes does not occur until the first day of the company’s tax year subsequent to the date of the discharge event, or January 1, 2025. Therefore, the estimated impact of the tax attribute reduction from the March 2024 Refinancing Transactions is subject to change until the finalization of the company’s tax returns for the year ending December 31, 2024.

For purposes of determining the interim tax provision for the three months ended March 31, 2024, the company estimates that all of its federal (and certain of its state) net operating loss and tax credit carryovers will be eliminated as a result of tax attribute reduction for excluded CODI. For the three months ended March 31, 2024, the company recorded an income tax benefit of $51.1 million related to the net effects of the March 2024 Refinancing Transactions, including excluded CODI, federal and state tax attribute reduction, and resulting changes in valuation allowance. The total income tax benefit recorded in the three months ended March 31, 2024 was a tax benefit of $4.7 million which includes the $51.1 million tax benefit from the March 2024 Refinancing Transactions.

11. Derivatives

We utilize derivative instruments, including interest rate swap agreements, to manage our exposure to interest rate risk. We only hold such instruments for economic hedging purposes, not for speculative or trading purposes. Our derivative instruments are transacted only with highly-rated institutions, which reduces our exposure to credit risk in the event of nonperformance.

Interest Rate Swaps

We are exposed to interest rate risk associated with fluctuations in interest rates on the floating-rate Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility. The objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we have entered into interest rate swap agreements as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

In conjunction with the March 2024 Refinancing Transactions, as discussed in Note 7, “Debt”, we issued additional borrowings and used the proceeds to repay previously hedged borrowings under the Term Loan Facility. Given that the specific intent of the new borrowings was a replacement of the previously hedged borrowings and the economic characteristics were the same, we continue to apply hedge accounting on the replacement borrowings.

As of December 31, 2023 and March 31, 2024, the cash flow hedge was highly effective.

The key terms of interest rate swaps are presented below:

Effective Date	Fixed Rate Paid (Received)	December 31, 2023		March 31, 2024
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2018:
February 3, 2019	2.7490%	—	Matured	—	Matured	November 3, 2023
February 3, 2020	2.7350%	—	Matured	—	Matured	November 3, 2023
February 3, 2021	2.7360%	—	Matured	—	Matured	November 3, 2023
February 3, 2022	2.7800%	—	Matured	—	Matured	November 3, 2023

Entered into February 2021:
February 9, 2021	2.34150% (1)	1,350.0	Active	1,350.0	Active	February 9, 2026
Total		$1,350.0		$1,350.0
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

Fair Values of Derivatives on the Condensed Consolidated Balance Sheets

The fair values of our derivatives and their location on the Condensed Consolidated Balance Sheets as of December 31, 2023 and March 31, 2024 were as follows:

		December 31, 2023		March 31, 2024
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$47.0	$—	$50.0	$—
Interest rate swaps	Other non-current assets	36.8	—	36.5	—
Interest rate swaps	Other current liabilities (1)	—	17.3	—	17.3
Interest rate swaps	Other non-current liabilities (1)	—	20.3	—	16.0
Total		$83.8	$37.6	$86.5	$33.3
(1)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2023			March 31, 2024
(In millions)	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$83.8	$(37.6)	$46.2	$86.5	$(33.3)	$53.2

Liabilities
Interest rate swaps	$37.6	$(37.6)	$—	$33.3	$(33.3)	$—

Effect of Derivatives on the Condensed Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2023 and 2024 was as follows:

		Three Months Ended March 31,
(In millions)		2023	2024
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$(4.6)	$—

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$12.2	$14.9

Interest expense was $56.9 million and $43.7 million for the three months ended March 31, 2023 and 2024, respectively. As of March 31, 2024, the amount of cash flow hedge gain included within "Accumulated other comprehensive income" that is expected to be reclassified as a reduction to "Interest expense" over the next 12 months is approximately $52.7 million. See Note 12, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of March 31, 2024, our outstanding interest rate swap agreement was in a net asset position.

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2022	$(10.0)	$81.4	$71.4
Foreign currency translation adjustments, net of tax expense of $0.4	3.4	—	3.4
Unrealized loss on derivative contracts, net of tax benefit of $1.9	—	(5.6)	(5.6)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $2.0(1)	—	(5.6)	(5.6)
Balance at March 31, 2023	$(6.6)	$70.2	$63.6
(1)     Includes a reduction to interest expense recognized of $12.2 million related to the cash flow hedge gain for the three months ended March 31, 2023, partially offset by an increase to interest expense for the amortization of off-market swap value and accumulated loss at hedge de-designation of $4.6 million.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2023	$(2.0)	$62.3	$60.3
Foreign currency translation adjustments, net of tax benefit of $0.2	(3.7)	—	(3.7)
Unrealized gain on derivative contracts, net of tax expense of $4.5	—	13.1	13.1
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $3.8 (1)	—	(11.1)	(11.1)
Balance at March 31, 2024	$(5.7)	$64.3	$58.6
(1)    Includes a reduction to interest expense recognized of $14.9 million related to the cash flow hedge gain for the three months ended March 31, 2024.

13. Segment Reporting

We have organized our operations into two operating segments, which correspond directly to our reportable segments: Public Cloud, a services-centric, capital-light model providing value-added cloud solutions through managed services, Elastic Engineering and professional services offerings for customer environments hosted on the Amazon Web Services (“AWS”), Microsoft Azure and Google Cloud public cloud platforms; and Private Cloud, a technology-forward, capital-intensive model providing managed service offerings for customer environments hosted in one of our data centers as well as in those owned by customers or by third parties such as colocation providers. Private Cloud also includes our legacy OpenStack Public Cloud business that we ceased to actively market to customers in 2017.

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

During the first quarter of 2024, we identified that an immaterial amount of revenue for a certain Private Cloud product offering was incorrectly reported in the Public Cloud segment in historical periods. Revenue by segment for the three months ended March 31, 2023 has been corrected in the table below by reducing Public Cloud revenue by $1.1 million and increasing Private Cloud revenue by $1.1 million.

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of consolidated segment operating profit to consolidated loss before income taxes for the three months ended March 31, 2023 and 2024.

	Three Months Ended March 31,
(In millions)	2023	2024
Revenue by segment:
Public Cloud	$443.5	$422.4
Private Cloud	315.2	268.4
Total consolidated revenue	$758.7	$690.8

Segment operating profit:
Public Cloud	$23.4	$9.3
Private Cloud	94.0	71.7
Total consolidated segment operating profit	117.4	81.0
Corporate functions	(66.9)	(64.8)
Share-based compensation expense	(15.2)	(12.8)
Special bonuses and other compensation expense (1)	(2.2)	(3.1)
Transaction-related adjustments, net (2)	(1.3)	(1.0)
Restructuring and transformation expenses (3)	(25.6)	(20.0)
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	(3.2)	(0.2)
Amortization of intangible assets (4)	(40.9)	(38.7)
Impairment of goodwill	(543.1)	(573.2)
Impairment of assets, net	—	(20.0)
Interest expense	(56.9)	(43.7)
Gain on investments, net	0.1	0.1
Debt modification costs and gain on debt extinguishment	12.8	56.7
Other income (expense), net	2.1	(5.6)
Total consolidated loss before income taxes	$(622.9)	$(645.3)

(1)	Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(2)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(3)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. The first quarter of 2024 also includes a $9.0 million MEIA early termination fee associated with the sale of our corporate headquarters.

(4)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

The table below presents depreciation expense included in segment operating profit above for the three months ended March 31, 2023 and 2024.

	Three Months Ended March 31,
(In millions)	2023	2024
Public Cloud	$2.1	$1.5
Private Cloud	43.9	28.6
Corporate functions	7.8	6.1
Total depreciation expense	$53.8	$36.2

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

Overview

We are a leading end-to-end, hybrid, multicloud, and AI solutions company. We design, build and operate our customers' cloud environments across all major technology platforms, irrespective of technology stack or deployment model. We partner with our customers at every stage of their cloud journey, enabling them to modernize applications, build new products, and adopt innovative technologies.

We operate our business and report our results through two reportable segments: Public Cloud and Private Cloud. Our Public Cloud segment is a services-centric, capital-light model providing value-added cloud solutions through managed services, Elastic Engineering and professional services offerings for customer environments hosted on the AWS, Microsoft Azure and Google Cloud public cloud platforms. Our Private Cloud segment is a technology-forward, capital-intensive model providing managed service offerings for customer environments hosted in one of our data centers as well as in those owned by customers or by third parties such as colocation providers. Private Cloud also includes our legacy OpenStack Public Cloud business that we ceased to actively market to customers in 2017. See Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting," for additional information about our segments.

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

Income taxes

Our income tax benefit (provision) and deferred tax assets and liabilities reflect management's best assessment of estimated current and future taxes to be paid. To date, we have recorded consolidated tax benefits, reflecting our net losses, though certain of our non-U.S. subsidiaries have incurred corporate tax expense according to the relevant taxing jurisdictions.We are under certain domestic and foreign tax audits. Due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We believe we have made adequate provision for all uncertain tax positions. See Item 1 of Part I, Financial Statements - Note 10, "Taxes."

Results of Operations

We discuss our historical results of operations, and the key components of those results, below. Past financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2024

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended March 31,				Year-Over-Year Comparison
	2023		2024
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$758.7	100.0%	$690.8	100.0%	$(67.9)	(8.9)%
Cost of revenue	(589.1)	(77.6)%	(558.0)	(80.8)%	31.1	(5.3)%
Gross profit	169.6	22.4%	132.8	19.2%	(36.8)	(21.7)%
Selling, general and administrative expenses	(207.5)	(27.4)%	(192.4)	(27.9)%	15.1	(7.3)%
Impairment of goodwill	(543.1)	(71.6)%	(573.2)	(83.0)%	(30.1)	5.5%
Impairment of assets, net	—	—%	(20.0)	(2.9)%	(20.0)	100.0%
Loss from operations	(581.0)	(76.6)%	(652.8)	(94.5)%	(71.8)	12.4%
Other income (expense):
Interest expense	(56.9)	(7.5)%	(43.7)	(6.3)%	13.2	(23.2)%
Gain on investments, net	0.1	0.0%	0.1	0.0%	—	—%
Debt modification costs and gain on debt extinguishment	12.8	1.7%	56.7	8.2%	43.9	NM
Other income (expense), net	2.1	0.3%	(5.6)	(0.8)%	(7.7)	NM
Total other income (expense)	(41.9)	(5.5)%	7.5	1.1%	49.4	NM
Loss before income taxes	(622.9)	(82.1)%	(645.3)	(93.4)%	(22.4)	3.6%
Benefit for income taxes	10.9	1.4%	4.7	0.7%	(6.2)	(56.9)%
Net loss	$(612.0)	(80.7)%	$(640.6)	(92.7)%	$(28.6)	4.7%
NM = not meaningful.

Revenue

Revenue decreased $68 million, or 8.9%, to $691 million in the three months ended March 31, 2024 from $759 million in the three months ended March 31, 2023. Revenue declined due to decreases in both Private Cloud and Public Cloud revenue, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue decreased 9.3% year-over-year. The following table presents revenue growth by segment:

	Three Months Ended March 31,		% Change
(In millions, except %)	2023	2024	Actual	Constant Currency (a)
Public Cloud	$443.5	$422.4	(4.7)%	(4.9)%
Private Cloud	315.2	268.4	(14.9)%	(15.5)%
Total	$758.7	$690.8	(8.9)%	(9.3)%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the three months ended March 31, 2024 decreased 5% on an actual and constant currency basis, from the three months ended March 31, 2023. The decline was due to macro-economic pressures which caused a tightening of customer discretionary spend and optimizations, along with continued cyclical headwinds in IT services.

Private Cloud revenue in the three months ended March 31, 2024 decreased 15% on an actual basis and 16% on a constant currency basis, from the three months ended March 31, 2023, due to customers rolling off old generation private cloud offerings and expected decline in legacy OpenStack offerings.

Cost of Revenue

Cost of revenue decreased $31 million, or 5%, to $558 million in the three months ended March 31, 2024 from $589 million in the three months ended March 31, 2023. The decrease in cost of revenue was primarily due to a decline in personnel costs associated with a reduction in headcount between periods and lower severance expense. Also contributing to the reduction in cost of revenue was an increase in the useful life of certain customer gear assets, as discussed in Item 1 of Part I, Financial Statements - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies", which resulted in a decline in depreciation expense between periods. Increased usage charges for third-party infrastructure partially offset these reductions.

As a percentage of revenue, cost of revenue increased 320 basis points in the three months ended March 31, 2024 to 80.8% from 77.6% in the three months ended March 31, 2023 as the decline in revenue growth outpaced the decrease in cost of revenue. Usage charges for third-party infrastructure drove a 510 basis point increase. Higher data center and license expense also contributed to the increase between periods. The decrease in personnel costs and depreciation expense, discussed above, partially offset the increase.

Gross Profit

Our gross profit was $133 million in the three months ended March 31, 2024, a decrease of $37 million from $170 million in the three months ended March 31, 2023. Our gross margin was 19.2% in the three months ended March 31, 2024, a decrease of 320 basis points from 22.4% in the three months ended March 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $15 million, or 7%, to $192 million in the three months ended March 31, 2024 from $208 million in the three months ended March 31, 2023. The decrease was due to a decline in personnel costs associated with a reduction in salaries driven by lower headcount and decreases in severance and commissions expense. Other non-personnel costs fluctuations included lower professional fees and a reduction in depreciation and amortization expense between periods. The first quarter of 2024 includes a $9 million early termination fee associated with the sale of our corporate headquarters, which partially offset the previously mentioned expense reductions.

As a percentage of revenue, selling, general and administrative expenses increased 50 basis points, to 27.9% in the three months ended March 31, 2024 from 27.4% in the three months ended March 31, 2023 as the decline in revenue growth outpaced the decrease in selling, general and administrative expenses.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $653 million in the three months ended March 31, 2024 compared to $581 million in the three months ended March 31, 2023. Our Non-GAAP Operating Profit was $16 million in the three months ended March 31, 2024, a decrease of $34 million from $51 million in the three months ended March 31, 2023. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Three Months Ended March 31,
(In millions)	2023	2024
Loss from operations	$(581.0)	$(652.8)
Share-based compensation expense	15.2	12.8
Special bonuses and other compensation expense (a)	2.2	3.1
Transaction-related adjustments, net (b)	1.3	1.0
Restructuring and transformation expenses (c)	25.6	20.0
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	3.2	0.2
Impairment of goodwill	543.1	573.2
Impairment of assets, net	—	20.0
Amortization of intangible assets (d)	40.9	38.7
Non-GAAP Operating Profit	$50.5	$16.2

(a)	Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(b)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(c)	Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. The first quarter of 2024 also includes a $9.0 million MEIA early termination fee associated with the sale of our corporate headquarters.
(d)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Three Months Ended March 31,				Year-Over-Year Comparison
(In millions, except %)	2023		2024
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$23.4	5.3%	$9.3	2.2%	$(14.1)	(60.3)%
Private Cloud	94.0	29.8%	71.7	26.7%	(22.3)	(23.7)%
Total consolidated segment operating profit	117.4		81.0		(36.4)	(31.0)%
Corporate functions	(66.9)		(64.8)		2.1	(3.1)%
Non-GAAP Operating Profit	$50.5		$16.2		$(34.3)	(67.9)%

Public Cloud operating profit decreased 60% in the three months ended March 31, 2024 from the three months ended March 31, 2023. Segment operating profit as a percentage of segment revenue decreased by 310 basis points, reflecting a 5% decrease in segment revenue, partially offset by a 2% decrease in segment operating expenses primarily due to lower personnel costs.

Private Cloud operating profit decreased 24% in the three months ended March 31, 2024 from the three months ended March 31, 2023. Segment operating profit as a percentage of segment revenue decreased by 310 basis points, due to a 15% decrease in segment revenue, partially offset by an 11% decrease in segment operating expenses. The decrease in costs was mainly driven by a reduction in personnel costs.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 3% in the three months ended March 31, 2024 from the three months ended March 31, 2023 primarily due to a reduction in depreciation and amortization expense between periods.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting."

Impairment of Goodwill

We recorded a total of $543 million and $573 million in non-cash goodwill impairment charges in the three months ended March 31, 2023 and 2024, respectively.

In connection with the debt refinancing transactions that were completed in March and April 2024, as further described in Item 1 of Part I, Financial Statements - Note 7, "Debt", we updated our internal forecasts. As of February 29, 2024, we assessed our Board approved 2024 internal budget along with several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of our current and forecasted operating margins and cash flows, budgeted-to-actual performance, timing of the expected effects of our strategic initiatives, overall change in economic climate, changes in the industry and competitive environment, changes to our risk-adjusted discount rates and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of February 29, 2024. The results of this goodwill impairment analysis indicated an impairment of goodwill within our Public Cloud and Private Cloud reporting units of $385 million and $188 million, respectively, recorded in the first quarter of 2024.

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

Impairment of Assets, Net

We evaluated our indefinite-lived intangible asset for impairment as of February 29, 2024. As a result of this evaluation, we recorded a $20 million impairment of our indefinite-lived intangible asset in the three months ended March 31, 2024. There was no such impairment in the three months ended March 31, 2023.

Interest Expense

Interest expense decreased $13 million, or 23%, to $44 million in the three months ended March 31, 2024 from $57 million in the three months ended March 31, 2023, due primarily to debt repurchases between periods.

Debt Modification Costs and Gain on Debt Extinguishment

We recorded $57 million of debt modification costs and gain on debt extinguishment in the three months ended March 31, 2024 related to the March 2024 Refinancing Transactions.

We recorded a $13 million gain on debt extinguishment in the three months ended March 31, 2023 related to repurchases of $23 million principal amount of 5.375% Senior Notes.

For more information about the March 2024 Refinancing Transactions, see Item 1 of Part I, Financial Statements - Note 7, "Debt."

Other Income (Expense), Net

We had $6 million of other expense and $2 million of other income in the three months ended March 31, 2024 and March 31, 2023, respectively, primarily due to costs incurred in the three months ended March 31, 2024 related to the accounts receivable purchase agreement entered into in September 2023 and the impact of foreign currency losses.

Benefit for Income Taxes

Our income tax benefit decreased to $5 million in the three months ended March 31, 2024 from $11 million in the three months ended March 31, 2023. Our effective tax rate decreased to 0.7% in the three months ended March 31, 2024 from 1.7% in the three months ended March 31, 2023. The decrease in the effective tax rate year-over-year is primarily due to the tax impact associated with changes in the valuation allowance, geographic distribution of profits, the tax impact associated with goodwill impairments recorded in both the first quarter of 2024 and the first quarter of 2023, the majority of which were nondeductible for income tax purposes, and the income tax benefit of $51 million related to the March 2024 Refinancing Transactions discussed above. The difference between the effective tax rate and the statutory rate for the three months ended March 31, 2024 is primarily due to the tax impact associated with changes in the valuation allowance, the tax impact associated with the goodwill impairment recorded in the first quarter of 2024, and the impact of the March 2024 Refinancing Transactions.

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

The following table presents, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2024			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$443.5	$422.4	$(0.7)	$421.7	(4.7)%	(4.9)%
Private Cloud	315.2	268.4	(2.1)	266.3	(14.9)%	(15.5)%
Total	$758.7	$690.8	$(2.8)	$688.0	(8.9)%	(9.3)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

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

The table below presents a reconciliation of gross profit to Non-GAAP Gross Profit:

	Three Months Ended March 31,
(In millions)	2023	2024
Gross profit	$169.6	$132.8
Share-based compensation expense	2.8	1.9
Special bonuses and other compensation expense (a)	0.7	0.9
Purchase accounting impact on expense (b)	0.6	0.6
Restructuring and transformation expenses (c)	4.7	4.9
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	0.3	—
Non-GAAP Gross Profit	$178.7	$141.1

(a)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(b)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(c)	Adjustment for the impact of business transformation and optimization activities, as well as associated severance, certain facility closure costs and lease termination expenses.

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

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, certain other non-operating, non-recurring or non-core gains and losses, interest expense, expenses for our accounts receivable purchase agreement, income taxes, depreciation and amortization, and goodwill and asset impairment charges.

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

The following tables present a reconciliation of Non-GAAP Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measures. For a reconciliation of income (loss) from operations to Non-GAAP Operating Profit, see "Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit" in the year-over-year comparison under "Results of Operations" above.

Net loss reconciliation to Non-GAAP Net Loss

	Three Months Ended March 31,
(In millions)	2023	2024
Net loss	$(612.0)	$(640.6)
Share-based compensation expense	15.2	12.8
Special bonuses and other compensation expense (a)	2.2	3.1
Transaction-related adjustments, net (b)	1.3	1.0
Restructuring and transformation expenses (c)	25.6	20.0
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	3.2	0.2
Impairment of goodwill	543.1	573.2
Impairment of assets, net	—	20.0
Net gain on divestiture and investments (d)	(0.1)	(0.1)
Debt modification costs and gain on debt extinguishment	(12.8)	(56.7)
Other adjustments (e)	(2.1)	0.4
Amortization of intangible assets (f)	40.9	38.7
Tax effect of non-GAAP adjustments (g)	(9.2)	3.7
Non-GAAP Net Loss	$(4.7)	$(24.3)

Net loss reconciliation to Adjusted EBITDA

	Three Months Ended March 31,
(In millions)	2023	2024
Net loss	$(612.0)	$(640.6)
Share-based compensation expense	15.2	12.8
Special bonuses and other compensation expense (a)	2.2	3.1
Transaction-related adjustments, net (b)	1.3	1.0
Restructuring and transformation expenses (c)	25.6	20.0
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	3.2	0.2
Impairment of goodwill	543.1	573.2
Impairment of assets, net	—	20.0
Net gain on divestiture and investments (d)	(0.1)	(0.1)
Debt modification costs and gain on debt extinguishment	(12.8)	(56.7)
Other (income) expense, net (h)	(2.1)	5.6
Interest expense	56.9	43.7
Benefit for income taxes	(10.9)	(4.7)
Depreciation and amortization (i)	93.6	74.9
Adjusted EBITDA	$103.2	$52.4

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

(c)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. The first quarter of 2024 also includes a $9.0 million MEIA early termination fee associated with the sale of our corporate headquarters.

(d)	Includes gains and losses on investment and from dispositions.
(e)	Primarily consists of foreign currency gains and losses.
(f)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(g)
We utilize an estimated structural long-term non-GAAP tax rate in order to provide consistency across reporting periods, removing the effect of non-recurring tax adjustments, which include but are not limited to tax rate changes, U.S. tax reform, share-based compensation, audit conclusions and changes to valuation allowances. When computing this long-term rate for the 2023 and 2024 interim periods, we based it on an average of the 2022 and estimated 2023 tax rates and 2023 and estimated 2024 tax rates, respectively, recomputed to remove the tax effect of non-GAAP pre-tax adjustments and non-recurring tax adjustments, resulting in a structural non-GAAP tax rate of 26% for both periods. The non-GAAP tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate our long-term non-GAAP tax rate as appropriate. We believe that making these adjustments facilitates a better evaluation of our current operating performance and comparisons to prior periods.

(h)	Primarily consists of foreign currency gains and losses and expense related to our accounts receivable purchase agreement.
(i)	Excludes accelerated depreciation expense related to facility closures.

Non-GAAP Earnings (Loss) Per Share

We define Non-GAAP Earnings (Loss) Per Share as Non-GAAP Net Income (Loss) divided by our GAAP weighted average number of shares outstanding for the period on a diluted basis and further adjusted for the weighted average number of shares associated with securities which are anti-dilutive to GAAP loss per share but dilutive to Non-GAAP Earnings (Loss) Per Share. Management uses Non-GAAP Earnings (Loss) Per Share to evaluate the performance of our business on a comparable basis from period to period, including by adjusting for the impact of the issuance of shares that would be dilutive to Non-GAAP Earnings (Loss) Per Share. The following table reconciles Non-GAAP Loss Per Share to our GAAP net loss per share on a diluted basis:

	Three Months Ended March 31,
(In millions, except per share amounts)	2023	2024
Net loss attributable to common stockholders	$(612.0)	$(640.6)
Non-GAAP Net Loss	$(4.7)	$(24.3)

Weighted average number of shares - Diluted	213.2	219.8
Effect of dilutive securities (a)	1.1	5.7
Non-GAAP weighted average number of shares - Diluted	214.3	225.5

Net loss per share - Diluted	$(2.87)	$(2.91)
Per share impacts of adjustments to net loss (b)	2.85	2.80
Per share impacts of shares dilutive after adjustments to net loss (a)	0.00	0.00
Non-GAAP Loss Per Share	$(0.02)	$(0.11)

(a)
Reflects impact of awards that would have been anti-dilutive to net loss per share, and therefore not included in the calculation, but would be dilutive to Non-GAAP Loss Per Share and are therefore included in the share count for purposes of this non-GAAP measure. Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock units (including performance-based restricted stock units) or purchases under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Certain of our potential common share equivalents are contingent on Apollo achieving pre-established performance targets based on a multiple of their invested capital ("MOIC"), which are included in the denominator for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

(b)	Reflects the aggregate adjustments made to reconcile Non-GAAP Net Loss to our net loss, as noted in the above table, divided by the GAAP diluted number of shares outstanding for the relevant period.

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the New Revolving Credit Facility. As of March 31, 2024, the New Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn and outstanding as of March 31, 2024. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

From time to time, depending upon market and other conditions, as well as upon our cash balances and liquidity, we, our subsidiaries or our affiliates may acquire (and have acquired) our outstanding debt securities or our other indebtedness through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we, our subsidiaries or our affiliates may determine (or as may be provided for in the indenture governing the 3.50% FLSO Senior Secured Notes (the “3.50% FLSO Senior Secured Notes Indenture”), the indenture governing the 5.375% Senior Notes (the "5.375% Notes Indenture") or the indenture governing the 3.50% Senior Secured Notes (the "3.50% Notes Indenture" and, together with the 3.50% FLSO Senior Secured Notes Indenture and 5.375% Notes Indenture, the "Indentures"), if applicable), for cash or other consideration.

On September 29, 2023, indirect subsidiaries of the company entered into a revolving agreement where a bankruptcy-remote special purpose vehicle can sell accounts receivable, based upon the face amount of eligible receivables in the collateral pool, up to an aggregate maximum limit of $300 million to a financial institution on a recurring basis in exchange for cash. On February 12, 2024, the revolving agreement was amended to include certain international subsidiaries of the company as parties to the agreement and Rackspace Receivables Canada Limited, a Canadian indirect subsidiary of the company, was established as a special purpose vehicle.

At March 31, 2024, we held $283 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $111 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $63 million outstanding with respect to these arrangements as of March 31, 2024. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $474 million outstanding with respect to operating and finance lease agreements as of March 31, 2024. We may choose to utilize such leasing arrangements in future periods.

As of March 31, 2024, we had $2,598 million aggregate principal amount outstanding under the FLSO Term Loan Facility, the FLFO Term Loan Facility, the Term Loan Facility, 3.50% FLSO Senior Secured Notes, 5.375% Senior Notes, and 3.50% Senior Secured Notes, with $375 million of borrowing capacity available under the New Revolving Credit Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

Debt

In March 2024, we initiated a series of debt refinancing transactions that substantially impacted our existing debt instruments: the Senior Facilities, the 3.50% Senior Secured Notes, and the 5.375% Senior Notes. We also entered into new debt instruments: the New Senior Facilities, which includes the FLSO Term Loan Facility, the FLFO Term Loan Facility, and the New Revolving Credit Facility, and the 3.50% FLSO Senior Secured Notes.

See Item 1 of Part I, Financial Statements - Note 7, “Debt,” for more information regarding the March 2024 Refinancing Transactions and the related accounting impacts.

New Debt Instruments

New Senior Facilities

On March 12, 2024, Rackspace Finance Holdings, LLC ( “Rackspace Finance Holdings”), Rackspace Finance, LLC ( “Rackspace Finance”), the lenders and issuing banks party thereto and Citibank, N.A., as the administrative agent and collateral agent, entered into the credit agreement governing the FLSO Term Loan Facility, FLFO Term Loan Facility and New Revolving Credit Facility (together, the “New Senior Facilities”) (the “New First Lien Credit Agreement”).

FLSO Term Loan Facility

Rackspace Finance issued the FLSO Term Loan Facility in an aggregate principal amount of $1,687 million. The FLSO Term Loan Facility matures on May 15, 2028.

As of March 31, 2024, the contractual interest rate on the FLSO Term Loan Facility was 8.18%. We are required to make quarterly principal payments of $4 million, which began on March 31, 2024.

Rackspace Finance is the borrower and all obligations under the FLSO Term Loan Facility are guaranteed on a senior secured basis, jointly and severally, by Rackspace Finance Holdings on a limited-recourse basis and by certain of Rackspace Finance’s subsidiaries (the “Subsidiary Guarantors”). The obligations under the FLSO Term Loan Facility are secured by a pledge of Rackspace Finance’s capital stock directly held by Rackspace Finance Holdings and substantially all of Rackspace Finance’s and the Subsidiary Guarantors’ assets, subject to exceptions.

As of March 31, 2024, $1,683 million in aggregate principal amount of the FLSO Term Loan Facility remained outstanding.

We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the FLSO Term Loan Facility that result from fluctuations in Term SOFR. See Item 1 of Part I, Financial Statements - Note 11, “Derivatives,” for more information on the interest rate swap agreements.

FLFO Term Loan Facility

Rackspace Finance issued the FLFO Term Loan Facility in an aggregate principal amount $275 million. The FLFO Term Loan Facility matures on May 15, 2028.

As of March 31, 2024, the contractual interest rate on the FLFO Term Loan Facility was 11.68%. We are required to make quarterly principal payments of $0.7 million, beginning on June 30, 2024.

Rackspace Finance is the borrower and all obligations under the FLFO Term Loan Facility are guaranteed on a senior secured basis, jointly and severally, by Rackspace Finance Holdings on a limited-recourse basis and by the Subsidiary Guarantors. The obligations under the FLFO Term Loan Facility are secured by the same collateral that secures the FLSO Term Loan Facility, the New Revolving Credit Facility and the 3.50% FLSO Senior Secured Notes.

As of March 31, 2024, $275 million aggregate principal amount of the FLFO Term Loan Facility remained outstanding.

We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the FLFO Term Loan Facility that result from fluctuations in Term SOFR. See Item 1 of Part I, Financial Statements - Note 11, “Derivatives,” for more information on the interest rate swap agreements.

New Revolving Credit Facility

Rackspace Finance established the New Revolving Credit Facility in an aggregate principal amount of $375 million of commitments. All revolving lenders under the prior Revolving Credit Facility exchanged their revolving loan commitments for commitments in respect of the New Revolving Credit Facility, which replaces in full the prior Revolving Credit Facility. The New Revolving Credit Facility matures on May 15, 2028.

The New Revolving Credit Facility includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This fee is subject to one step-down based on the net first lien leverage ratio.

Rackspace Finance is the borrower and all obligations under the New Revolving Credit Facility are guaranteed on a senior secured basis, jointly and severally, by Rackspace Finance Holdings on a limited-recourse basis and by the Subsidiary Guarantors. The obligations under the New Revolving Credit Facility are secured by the same collateral that secures the FLSO Term Loan Facility, the FLFO Term Loan Facility and the 3.50% FLSO Senior Secured Notes.

As of March 31, 2024, we had total commitments of $375 million, no outstanding borrowings under the New Revolving Credit Facility, and $3.5 million of letters of credit issued thereunder. As such, as of March 31, 2024, we had $375 million of available commitments remaining.

3.50% FLSO Senior Secured Notes due 2028

On March 12, 2024, Rackspace Finance issued $267 million initial aggregate principal amount of 3.50% FLSO Senior Secured Notes. The 3.50% FLSO Senior Secured Notes will mature on May 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on each February 15 and August 15, commencing on August 15, 2024.

Rackspace Finance is the borrower and all obligations under the 3.50% FLSO Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by Rackspace Finance Holdings on a limited-recourse basis and by the Subsidiary Guarantors. The obligations under the 3.50% FLSO Senior Secured Notes are secured by the same collateral that secures the FLSO Term Loan Facility, the FLFO Term Loan Facility and the New Revolving Credit Facility.

As of March 31, 2024, $267 million aggregate principal amount of the 3.50% FLSO Senior Secured Notes were outstanding.

Existing Debt Instruments

Senior Facilities

On February 9, 2021, we amended and restated the credit agreement governing our senior secured credit facilities (the "First Lien Credit Agreement"), which included a new seven-year $2,300 million senior secured first lien term loan facility (the "Term Loan Facility") and the prior Revolving Credit Facility (together, the "Senior Facilities"). The Term Loan Facility will mature on February 15, 2028 and the prior Revolving Credit Facility was set to mature on August 7, 2025.

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for SOFR loans and at the end of every calendar quarter for base rate loans. As of March 31, 2024, the contractual interest rate on the Term Loan Facility was 8.18%. We are required to make quarterly amortization payments of $0.2 million. The Revolving Credit Facility included a commitment fee equal to 0.50% per annum in respect of the unused commitments that was due quarterly. This fee was subject to one step-down based on the net first lien leverage ratio. The Senior Facilities require us to make certain mandatory prepayments under certain conditions defined in the First Lien Credit Agreement.

As of March 31, 2024, $62 million aggregate principal amount of the Term Loan Facility remained outstanding and the prior Revolving Credit Facility was replaced in full by the New Revolving Credit Facility. See Item 1 of Part I, Financial Statements - Note 7, “Debt,” for more information regarding our Senior Facilities.

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

As of March 31, 2024, $182 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

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

As of March 31, 2024, $128 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

Debt covenants

The FLSO Term Loan Facility, FLFO Term Loan Facility, and Term Loan Facility are not subject to a financial maintenance covenant. The New Revolving Credit Facility includes a financial maintenance covenant that limits the super-priority net senior secured leverage ratio to a maximum of 5.00 to 1.00. The super-priority net senior secured leverage ratio is calculated as the ratio of (x) the total amount of consolidated super-priority senior secured debt for borrowed money, less unrestricted cash and cash equivalents, to (y) consolidated EBITDA (as defined under the New First Lien Credit Agreement governing the New Senior Facilities). However, this financial maintenance covenant will only be applicable and tested if the aggregate amount of outstanding borrowings under the New Revolving Credit Facility and letters of credit issued thereunder (excluding $25 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is greater than 35% of the New Revolving Credit Facility commitments as of the last day of such fiscal quarter. Additional covenants in the New Senior Facilities and Senior Facilities limit our subsidiaries' ability to, among other things, incur certain additional debt and liens, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates.

The Indentures contain covenants that, among other things, limit our subsidiaries' ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. Additionally, upon the occurrence of a change of control (as defined in the Indentures), we will be required to make an offer to repurchase all of the outstanding 3.50% FLSO Senior Secured Notes, 5.375% Senior Notes and 3.50% Senior Secured Notes, respectively, at a price in cash equal to 101.000% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date.

Our "consolidated EBITDA," as defined under our debt instruments, is calculated in the same manner as our Adjusted EBITDA, presented elsewhere in this report, except that our debt instruments allow us to adjust for additional items, including certain start-up costs, and to give pro forma effect to acquisitions, including resulting synergies, and internal cost savings initiatives. In addition, under the Indentures, the calculation of consolidated EBITDA does not take into account substantially any changes in GAAP subsequent to the date of issuance, whereas under the New Senior Facilities and Senior Facilities the calculation of consolidated EBITDA takes into account the impact of certain changes in GAAP subsequent to December 1, 2020 other than with respect to capital leases.

As of March 31, 2024, we were in compliance with all covenants under the New Senior Facilities, the Senior Facilities and the Indentures.

Supplemental Financial Information

In accordance with the 3.50% FLSO Senior Secured Notes Indenture, Rackspace Finance Holdings, Rackspace Finance and certain subsidiaries of Rackspace Finance (together with their restricted subsidiaries, the “New Credit Group”) are obligors under the 3.50% FLSO Senior Secured Notes. The following presents summarized financial information for the New Credit Group after eliminating intercompany transactions and balances among the New Credit Group.

As of March 31, 2024, the New Credit Group had total assets of $3,429 million and total liabilities of $3,900 million, which included total debt of $2,625 million. The financial information for the New Credit Group differs from the financial information for the company and its consolidated subsidiaries primarily because Rackspace Technology Global has (i) debt that is not guaranteed by the New Credit Group, which debt was $370 million as of March 31, 2024, and (ii) Rackspace Technology Global is the party to the interest rate swap which had a net asset value of $53 million as of March 31, 2024.

Capital Expenditures

The following table sets forth a summary of our total capital expenditures for the periods indicated:

	Three Months Ended March 31,
(In millions)	2023	2024
Customer gear	$62.6	$32.6
Data center build outs	0.6	1.1
Office build outs	1.1	0.1
Capitalized software and other projects	7.2	11.8
Total capital expenditures	$71.5	$45.6

Capital expenditures were $46 million in the three months ended March 31, 2024, compared to $72 million in the three months ended March 31, 2023, a decrease of $26 million. The decrease in capital expenditures was driven by purchases of customer gear originally intended to support a specific new customer during the first quarter of 2023. This new customer did not materialize as expected; however, the gear is fungible and has been redeployed to support other business requirements. This gear was acquired through a finance lease.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Three Months Ended March 31,
(In millions)	2023	2024
Cash used in operating activities	$(1.9)	$(90.3)
Cash used in investing activities	$(11.7)	$(11.1)
Cash provided by (used in) financing activities	$(41.3)	$188.2

Cash Used in Operating Activities

Net cash used in operating activities results primarily from cash received from customers, offset by cash payments made for employee and consultant compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), data center costs, license costs, third-party infrastructure costs, marketing programs, interest, taxes, and other general corporate expenditures.

Net cash used in operating activities was $90 million in the three months ended March 31, 2024 compared to $2 million in the three months ended March 31, 2023. The reduction in operating cash was primarily driven by payments in the first quarter of 2024 including a $45 million vendor prepayment, $28 million in third party fees paid in connection with the March 2024 Refinancing Transactions, and a $9 million early termination fee associated with the sale of our corporate headquarters.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities decreased $1 million, or 5%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to $17 million of net proceeds received in the current period from the March 2024 sale of our corporate headquarters facility, partially offset by a $16 million increase in cash purchases of property, equipment, and software between periods.

Cash Provided by (Used) in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash provided by financing activities was $188 million in the three months ended March 31, 2024 compared to $41 million of net cash used in financing activities in the three months ended March 31, 2023. The change was driven by the March 2024 Refinancing Transactions which resulted in net cash proceeds of $217 million.

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

In connection with the debt refinancing transactions that were completed in March and April 2024, as further described in Item 1 of Part I, Financial Statements - Note 7, “Debt”, we updated our internal forecasts. Our updated internal forecasts considered our year-to-date operating performance, current customer bookings and revised expectations based on current performance, revisions to our expected growth and timing of such growth based on current and expected performance, current customer retention rates, revisions to the timing of the expected effects of our strategic initiatives and overall related risks, including macroeconomic factors, to achieving our forecasts. Our Board of Directors reviewed and approved our internal budget for fiscal year 2024 on February 28, 2024. As of February 29, 2024, we assessed our Board approved 2024 internal budget along with several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of our current and forecasted operating margins and cash flows, budgeted-to-actual performance, timing of the expected effects of our strategic initiatives, overall change in economic climate, changes in the industry and competitive environment, changes to our risk-adjusted discount rates and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of February 29, 2024.

For the quantitative goodwill impairment analysis performed as of February 29, 2024, we utilized a range of our weighted-average cost of capital of 13.0% to 14.0% as our base rate, which was then subsequently risk-adjusted to determine the discount rate used for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of February 29, 2024. As a result, we determined that the carrying amount of our Public Cloud and Private Cloud reporting units exceeded their fair value. We recorded a goodwill impairment charge of $385 million and $188 million for Public Cloud and Private Cloud, respectively, during the first quarter of 2024, which is included in "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss. The impairment was driven by the company's cash flow projections as revised in the first quarter of 2024 to reflect current market conditions and expected business performance, including strategic business shifts and the timing when the benefits of such shifts will be realized.

We performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting units by utilizing changes in assumptions that reflect reasonably likely future changes in the discount rate used in the weighted-average cost of capital calculation and the terminal growth rate. Assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase or decrease in the discount rate assumption would result in decreases or increases in fair value of our Private Cloud and Public Cloud reporting units of approximately $101 million and $14 million, respectively.

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

For the quantitative goodwill impairment analysis performed as of January 1, 2023, we utilized a range of our weighted-average cost of capital of 10.5% to 12.0% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of January 1, 2023. As a result, we determined that the carrying amount of our Private Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $271 million during the first quarter of 2023, which is included in "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss. The impairment primarily resulted from the reallocation of certain costs between the three reporting units to reflect the going-forward operating model following the business reorganization. The Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 20% and therefore no impairment was recognized.

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

For the quantitative goodwill impairment analysis performed as of March 31, 2023, we utilized a range of our weighted-average cost of capital of 10.0% to 11.5% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of March 31, 2023. As a result, we determined that the carrying amount of our Private Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $272 million during the first quarter of 2023, which is included in "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss. The impairment was driven by the company's most recent cash flow projections as revised in the first quarter of 2023 which reflected current market conditions and current trends in business performance, including slower than anticipated actualization of bookings. The Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 14% and therefore no impairment was recognized.

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

Indefinite-Lived Intangible Assets

As of January 1, 2023, March 31, 2023 and February 29, 2024, due to the factors discussed above, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method. Significant estimates and assumptions included in the relief from royalty method are expectations of revenue growth rates, and selection of royalty rate and discount rate. We utilized a royalty rate of 0.5% for all periods and a discount rate of 11.0% as of January 1, 2023 and March 31, 2023, and a discount rate of 13.7% as of February 29, 2024. We completed the quantitative assessments of our indefinite-lived intangible asset prior to testing our goodwill for impairment as of January 1, 2023 and March 31, 2023 which did not indicate any impairment of the Rackspace trade name.

The quantitative test as of February 29, 2024 indicated that the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $20 million non-cash impairment charge during the first quarter of 2024 which is included in "Impairment of assets, net" in our Condensed Consolidated Statements of Comprehensive Loss.

The fair value determination of our reporting units and our indefinite-lived intangible asset is judgmental in nature and requires the use of estimates and assumptions that are sensitive to changes. Assumptions include estimation of the royalty rate for the trade name, estimation of future revenue growth rates, projected gross profit margins, projected operating costs, projected capital expenditures, which are dependent on internal cash flow forecasts, estimation of the terminal growth rates, and determination of risk-adjusted discount rates. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) volatility in the equity and debt markets or other macroeconomic factors, (ii) an increase in the weighted-average cost of capital due to further increases in interest rates, (iii) decrease in future cash flows due to lower than expected sales, or (iv) fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations. Accordingly, if our current cash flow assumptions are not realized, we experience further sustained declines in our stock price or market capitalization, or increases in costs of capital, it is possible that an additional impairment charge may be recorded in the future, which could be material.

Long-Lived Assets

We also performed recoverability tests of our long-lived assets in conjunction with the goodwill impairment analyses as of January 1, 2023, March 31, 2023, and February 29, 2024 which did not result in any impairment charges.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities and New Senior Facilities, which includes our $375 million New Revolving Credit Facility and $2,020 million outstanding under the Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility. As of March 31, 2024, there was no outstanding borrowings under the New Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $2,020 million outstanding under the Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility. As of March 31, 2024, assuming the New Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities and New Senior Facilities.

Our Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility bear interest at an annual rate equal to an applicable margin plus one-month Term SOFR, subject to a 0.75% floor. We have entered into an interest rate swap agreement indexed to one-month Term SOFR (subject to a floor of 0.75%) in order to manage our risk from fluctuations in one-month Term SOFR above the 0.75% floor.

The key terms of the swap outstanding as of March 31, 2024 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
February 2021	February 9, 2021	$1,350.0	2.34150%	February 9, 2026

See Item 1 of Part I, Financial Statements - Note 11, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See "Constant Currency Revenue." While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the three months ended March 31, 2024, we recognized foreign currency transaction gains of $0.2 million within "Other income (expense), net" in our Condensed Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. In the three months ended March 31, 2024, we expensed approximately $11 million for utility companies to power our data centers, representing approximately 2% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

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

Not Applicable.

Use of Proceeds

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2024, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6 – EXHIBITS

Exhibit Number		Exhibit Description
4.1
Indenture, dated March 12, 2024, among Rackspace Finance, LLC, the guarantors party thereto from time to time and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.1 to Rackspace Technology, Inc.’s Form 8-K filed on March 12, 2024)

10.1
First Lien Credit Agreement, dated March 12, 2024, among Rackspace Finance Holdings, LLC, Rackspace Finance, LLC, the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent and Citibank, N.A., acting through its agency & trust business, as collateral agent (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on March 12, 2024)

10.2
Incremental Assumption and Amendment Agreement No. 1, dated March 12, 2024, among Rackspace Finance Holdings, LLC, Rackspace Finance, LLC, the subsidiary loan parties party thereto, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 8-K filed on March 12, 2024)

10.3
Receivables Purchase Agreement, dated as of September 29, 2023, as amended on February 12, 2024, by and among Rackspace Receivables II LLC, Rackspace Receivables Canada Limited, the persons from time to time party thereto as purchasers, PNC Bank, National Association, Rackspace US, Inc., Rackspace International GmbH, Rackspace Limited and Onica Technologies Canada Inc. and PNC Capital Markets LLC as structuring agent (incorporated by reference from Exhibit 10.17 to Rackspace Technology, Inc.’s Form 10-K filed on March 15, 2024)

10.4
Separation Agreement and Release between Rackspace US, Inc. and Naushaza Molu, dated January 19, 2024 (incorporated by reference from Exhibit 10.28 to Rackspace Technology, Inc.’s Form 10-K filed on March 15, 2024)

10.5
Amended and Restated Employment Agreement between Rackspace US, Inc. and Mark Marino, effective January 12, 2024 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on January 12, 2024)

10.6	*	Employment Agreement between Rackspace US, Inc. and Brian Lillie, effective January 16, 2023.
10.7	*	Employment Agreement between Rackspace US, Inc. and Dharmendra Kumar (“DK”) Sinha, effective July 13, 2022.
31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RACKSPACE TECHNOLOGY, INC.

Date:	May 15, 2024	By:	/s/ Mark Marino
Mark Marino
Chief Financial Officer