Form 10-Q
period 2024-06-30
Rackspace Technology, Inc.
filed 2024-08-09
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024.
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

On August 5, 2024, 226,032,947 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this "Quarterly Report") contains certain information that may constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management's plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the generality of the preceding sentence, any time we use the words "expects," "intends," "will," "anticipates," "believes," "confident," "continue," "propose," "seeks," "could," "may," "should," "estimates," "forecasts," "might," "goals," "objectives," "targets," "planned," "projects," and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2023	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$196.8	$190.2
Accounts receivable, net of allowance for credit losses and accrued customer credits of $20.1 and $25.8, respectively	339.7	322.8
Prepaid expenses	87.4	86.6
Other current assets	114.2	96.7
Total current assets	738.1	696.3

Property, equipment and software, net	608.8	612.2
Goodwill, net	1,452.4	877.7
Intangible assets, net	1,019.0	921.5
Operating right-of-use assets	126.3	144.4
Other non-current assets	151.6	141.6
Total assets	$4,096.2	$3,393.7

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$432.7	$401.9
Accrued compensation and benefits	72.2	72.3
Deferred revenue	78.8	72.5
Debt	23.0	54.0
Accrued interest	20.5	8.3
Operating lease liabilities	66.0	58.7
Finance lease liabilities	55.8	50.8
Financing obligations	14.0	16.9
Other current liabilities	36.5	36.0
Total current liabilities	799.5	771.4

Non-current liabilities:
Debt	2,839.6	2,816.0
Operating lease liabilities	74.6	90.3
Finance lease liabilities	308.0	295.0
Financing obligations	52.4	41.3
Deferred income taxes	79.2	35.6
Other non-current liabilities	97.4	100.3
Total liabilities	4,250.7	4,149.9

Commitments and Contingencies (Note 8)

Stockholders' deficit:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 220.5 and 228.7 shares issued; 217.4 and 225.6 shares outstanding, respectively	2.2	2.3
Additional paid-in capital	2,638.2	2,661.1
Accumulated other comprehensive income	60.3	51.2
Accumulated deficit	(2,824.2)	(3,439.8)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' deficit	(154.5)	(756.2)
Total liabilities and stockholders' deficit	$4,096.2	$3,393.7

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2024	2023	2024
Revenue	$746.3	$684.9	$1,505.0	$1,375.7
Cost of revenue	(593.2)	(553.5)	(1,182.3)	(1,111.5)
Gross profit	153.1	131.4	322.7	264.2
Selling, general and administrative expenses	(216.9)	(185.2)	(424.4)	(377.6)
Impairment of goodwill	—	—	(543.1)	(573.2)
Impairment of assets, net	—	—	—	(20.0)
Loss from operations	(63.8)	(53.8)	(644.8)	(706.6)
Other income (expense):
Interest expense	(57.3)	(18.4)	(114.2)	(62.1)
Gain on investments, net	0.1	—	0.2	0.1
Debt modification costs and gain on debt extinguishment	94.9	72.5	107.7	129.2
Other income (expense), net	0.2	(5.2)	2.3	(10.8)
Total other income (expense)	37.9	48.9	(4.0)	56.4
Loss before income taxes	(25.9)	(4.9)	(648.8)	(650.2)
Benefit (provision) for income taxes	(1.3)	29.9	9.6	34.6
Net income (loss)	$(27.2)	$25.0	$(639.2)	$(615.6)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$2.8	$(0.8)	$6.2	$(4.5)
Unrealized gain on derivative contracts	19.3	4.5	13.7	17.6
Amount reclassified from accumulated other comprehensive income (loss) to earnings	(6.8)	(11.1)	(12.4)	(22.2)
Other comprehensive income (loss)	15.3	(7.4)	7.5	(9.1)
Comprehensive income (loss)	$(11.9)	$17.6	$(631.7)	$(624.7)

Net earnings (loss) per share:
Basic	$(0.13)	$0.11	$(2.98)	$(2.77)
Diluted	$(0.13)	$0.11	$(2.98)	$(2.77)
Weighted average number of shares outstanding:
Basic	215.1	224.5	214.2	222.2
Diluted	215.1	229.6	214.2	222.2

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2024
Cash Flows From Operating Activities
Net loss	$(639.2)	$(615.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	192.4	149.0
Amortization of operating right-of-use assets	42.5	34.2
Deferred income taxes	(17.0)	(51.2)
Share-based compensation expense	34.7	32.3
Impairment of goodwill	543.1	573.2
Impairment of assets, net	—	20.0
Debt modification costs and gain on debt extinguishment	(107.7)	(129.2)
Unrealized loss on derivative contracts	7.7	—
Gain on investments, net	(0.2)	(0.1)
Provision for bad debts and accrued customer credits	5.0	10.8
Amortization of debt issuance costs and debt discount and premium	4.0	(3.5)
Third party fees paid in connection with the Refinancing Transactions	—	(31.7)
Other operating activities	—	(2.9)
Changes in operating assets and liabilities:
Accounts receivable	74.7	10.4
Prepaid expenses and other current assets	23.5	4.2
Accounts payable, accrued expenses, and other current liabilities	(101.2)	(35.5)
Deferred revenue	(9.2)	(7.7)
Operating lease liabilities	(30.8)	(43.8)
Other non-current assets and liabilities	13.6	20.9
Net cash provided by (used in) operating activities	35.9	(66.2)
Cash Flows From Investing Activities
Purchases of property, equipment and software	(35.5)	(66.7)
Proceeds from sale of headquarters	—	16.9
Other investing activities	0.6	0.3
Net cash used in investing activities	(34.9)	(49.5)
Cash Flows From Financing Activities
Proceeds from employee stock plans	0.8	0.4
Shares of common stock withheld for employee taxes	—	(3.4)
Proceeds from borrowings under long-term debt arrangements	50.0	275.0
Payments on long-term debt	(67.0)	(91.9)
Debt extinguishment costs	—	(22.1)
Payments on financing component of interest rate swap	(8.6)	(8.6)
Principal payments of finance lease liabilities	(39.1)	(30.8)
Principal payments of financing obligations	(6.9)	(8.2)
Net cash provided by (used in) financing activities	(70.8)	110.4
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1.4	(1.3)
Decrease in cash, cash equivalents, and restricted cash	(68.4)	(6.6)
Cash, cash equivalents, and restricted cash at beginning of period	231.4	199.7
Cash, cash equivalents, and restricted cash at end of period	$163.0	$193.1

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$113.6	$70.1
Cash payments for income taxes, net of refunds	$5.6	$6.8

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$63.2	$13.7
Acquisition of property, equipment and software by financing obligations	8.5	—
Increase (decrease) in property, equipment and software accrued in liabilities	9.0	(1.3)
Other non-cash additions	—	(0.5)
Non-cash purchases of property, equipment and software	$80.7	$11.9

Non-cash gain on sale of property and equipment	$—	$(5.1)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
(In millions)	2023	2024
Cash and cash equivalents	$159.9	$190.2
Restricted cash included in other non-current assets	3.1	2.9
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$163.0	$193.1

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2023	218.1	$2.2	$2,588.0	$63.6	$(2,598.4)	3.1	$(31.0)	$24.4
Exercise of stock options and release of stock awards	0.3	—	—	—	—	—	—	—
Issuance of shares from Employee Stock Purchase Plan	0.4	—	0.8	—	—	—	—	0.8
Share-based compensation expense for equity classified awards	—	—	18.6	—	—	—	—	18.6
Net loss	—	—	—	—	(27.2)	—	—	(27.2)
Other comprehensive income	—	—	—	15.3	—	—	—	15.3
Balance at June 30, 2023	218.8	$2.2	$2,607.4	$78.9	$(2,625.6)	3.1	$(31.0)	$31.9

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	215.7	$2.2	$2,573.3	$71.4	$(1,986.4)	3.1	$(31.0)	$629.5
Exercise of stock options and release of stock awards	2.7	—	—	—	—	—	—	—
Issuance of shares from Employee Stock Purchase Plan	0.4	—	0.8	—	—	—	—	0.8
Share-based compensation expense for equity classified awards	—	—	33.3	—	—	—	—	33.3
Net loss	—	—	—	—	(639.2)	—	—	(639.2)
Other comprehensive income	—	—	—	7.5	—	—	—	7.5
Balance at June 30, 2023	218.8	$2.2	$2,607.4	$78.9	$(2,625.6)	3.1	$(31.0)	$31.9

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at March 31, 2024	226.6	$2.3	$2,647.7	$58.6	$(3,464.8)	3.1	$(31.0)	$(787.2)
Exercise of stock options and release of stock awards, net of shares withheld	1.8	—	—	—	—	—	—	—
Issuance of shares from Employee Stock Purchase Plan	0.3	—	0.4	—	—	—	—	0.4
Share-based compensation expense for equity classified awards	—	—	13.0	—	—	—	—	13.0
Net income	—	—	—	—	25.0	—	—	25.0
Other comprehensive loss	—	—	—	(7.4)	—	—	—	(7.4)
Balance at June 30, 2024	228.7	$2.3	$2,661.1	$51.2	$(3,439.8)	3.1	$(31.0)	$(756.2)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	220.5	$2.2	$2,638.2	$60.3	$(2,824.2)	3.1	$(31.0)	$(154.5)
Exercise of stock options and release of stock awards, net of shares withheld	7.9	0.1	(3.5)	—	—	—	—	(3.4)
Issuance of shares from Employee Stock Purchase Plan	0.3	—	0.4	—	—	—	—	0.4
Share-based compensation expense for equity classified awards	—	—	26.0	—	—	—	—	26.0
Net loss	—	—	—	—	(615.6)	—	—	(615.6)
Other comprehensive loss	—	—	—	(9.1)	—	—	—	(9.1)
Balance at June 30, 2024	228.7	$2.3	$2,661.1	$51.2	$(3,439.8)	3.1	$(31.0)	$(756.2)

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2023 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the Securities and Exchange Commission ("SEC") disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 15, 2024 ("Annual Report"). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2024, our results of operations and stockholders' equity (deficit) for the three and six months ended June 30, 2023 and 2024, and our cash flows for the six months ended June 30, 2023 and 2024.

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2024, or for any other interim period, or for any other future year.

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

Liquidity Overview

We are a highly leveraged company. As of June 30, 2024, we had $2,483.7 million aggregate principal amount outstanding under our debt instruments, which are comprised of the first lien first out senior secured term loan facility (the “FLFO Term Loan Facility”), the first lien second out senior secured term loan facility (the “FLSO Term Loan Facility”), the first lien term loan facility (the "Term Loan Facility"), 3.50% FLSO Senior Secured Notes due 2028 (the “3.50% FLSO Senior Secured Notes”), 5.375% Senior Notes due 2028 (the "5.375% Senior Notes"), and 3.50% Senior Secured Notes due 2028 (the "3.50% Senior Secured Notes"). We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the senior secured first lien first out revolving credit facility (the " New Revolving Credit Facility"). As of June 30, 2024, the New Revolving Credit Facility provided for up to $375.0 million of borrowings, none of which was drawn and outstanding as of June 30, 2024. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash and cash equivalents of $190.2 million as of June 30, 2024, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.

Significant Accounting Policies and Estimates

Our Annual Report includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the six months ended June 30, 2024, except as described below.

Change in Accounting Estimate

In the first quarter of 2024, we completed an assessment of the useful lives of certain assets within the “Computers and equipment” asset class. The timing of this review was based on a combination of factors accumulating over time that provided the company with updated information to make a better estimate on the economic lives of certain property and equipment. These factors included changes in our business model and recent technological advances that have increased efficiencies in how we operate and manage customer gear. The assessment resulted in an increase in the estimated useful life range of the “Computers and equipment” asset class from three-to-five years to five-to-seven years. This change in accounting estimate took effect at the start of the first quarter of 2024. The impact of this change was a reduction in depreciation expense of $12.6 million and $24.8 million and an increase of $0.05 and $0.11 net basic earnings per share compared to previous estimates for the three and six months ended June 30, 2024, respectively.

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

The results of our quantitative goodwill impairment analysis as of February 29, 2024 indicated an impairment of goodwill within our Public Cloud and Private Cloud reporting units of $385.4 million and $187.8 million, respectively. We recorded these non-cash impairment charges within "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Income (Loss) in the first quarter of 2024.

The results of our quantitative goodwill impairment analyses as of January 1, 2023 and March 31, 2023 indicated an impairment of goodwill within our Private Cloud reporting unit, and we recorded non-cash impairment charges of $270.8 million and $272.3 million, respectively, within "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Income (Loss) in the first quarter of 2023.

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

Due to the factors discussed in the goodwill analysis above and prior to testing our goodwill for impairment, we performed a quantitative assessment of our indefinite-lived intangible asset as of February 29, 2024. The quantitative assessment performed as of February 29, 2024 indicated the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $20.0 million non-cash impairment charge which is included in "Impairment of assets, net" in our Condensed Consolidated Statements of Comprehensive Income (Loss) in the first quarter of 2024.

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

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Condensed Consolidated Balance Sheets Account	December 31, 2023	June 30, 2024
Accounts receivable, net	Accounts receivable, net (1)	$339.7	$322.8
Current portion of contract assets	Other current assets	$10.7	$8.2
Non-current portion of contract assets	Other non-current assets	$8.6	$6.9
Current portion of deferred revenue	Deferred revenue	$78.8	$72.5
Non-current portion of deferred revenue	Other non-current liabilities	$5.3	$3.7
(1)    Allowance for credit losses and accrued customer credits was $20.1 million and $25.8 million as of December 31, 2023 and June 30, 2024, respectively.

Amounts recognized in revenue for the three months ended June 30, 2023, and 2024, which were included in deferred revenue as of the beginning of each period totaled $44.5 million and $43.9 million, respectively. Amounts recognized in revenue for the six months ended June 30, 2023 and 2024, which were included in deferred revenue as of the beginning of each period totaled $55.1 million and $61.3 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2023 and June 30, 2024, the balances of capitalized costs to obtain a contract were $42.0 million and $34.9 million, respectively, and the balances of capitalized costs to fulfill a contract were $13.4 million and $12.6 million, respectively. These capitalized costs are included in "Other non-current assets" on the Condensed Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2024	2023	2024
Amortization of capitalized sales commissions	$9.8	$7.3	$20.1	$15.5
Amortization of capitalized implementation costs	$3.4	$2.4	$7.0	$5.1

Remaining Performance Obligations

As of June 30, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was $458.5 million, of which approximately 41% is expected to be recognized as revenue during the remainder of 2024 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. The aggregate amount of transaction price excludes variable consideration related to our usage-based arrangements for which we recognize revenue based on the right to invoice for the services performed.

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

In connection with accounts receivable sold during the three and six months ended June 30, 2024, we recorded $5.1 million and $10.9 million of expense, respectively, in “Other income (expense), net” in the Condensed Consolidated Statements of Comprehensive Income (Loss). This expense consisted of $5.0 million and $10.3 million of yield charges and fees for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.6 million of upfront transaction costs associated with the execution of the agreement for the three and six months ended June 30, 2024, respectively. The outstanding portfolio of sold accounts receivable derecognized from our Condensed Consolidated Balance Sheet as of December 31, 2023 and June 30, 2024 was $223.8 million and $205.8 million, respectively. The SPVs hold unsold accounts receivable of $127.3 million as of June 30, 2024 that are pledged as collateral to PNC.

4. Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is calculated based on the weighted average number of shares of common stock plus the dilutive effect of potential common share equivalents outstanding during the period as determined under the treasury stock method.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2024	2023	2024
Basic net earnings (loss) per share:
Net income (loss) attributable to common stockholders	$(27.2)	$25.0	$(639.2)	$(615.6)
Weighted average shares outstanding:
Common stock	215.1	224.5	214.2	222.2
Number of shares used in per share computations	215.1	224.5	214.2	222.2
Net earnings (loss) per share	$(0.13)	$0.11	$(2.98)	$(2.77)

Diluted net earnings (loss) per share:
Net income (loss) attributable to common stockholders	$(27.2)	$25.0	$(639.2)	$(615.6)
Weighted average shares outstanding:
Common stock	215.1	224.5	214.2	222.2
Effect of dilutive securities	—	5.1	—	—
Number of shares used in per share computations	215.1	229.6	214.2	222.2
Net earnings (loss) per share	$(0.13)	$0.11	$(2.98)	$(2.77)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. We excluded 42.8 million and 44.3 million potential common shares from the computation of dilutive loss per share for the three months ended June 30, 2023 and 2024, respectively, and 42.8 million and 33.7 million for the six months ended June 30, 2023 and 2024, respectively, because the effect would have been anti-dilutive.

5. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2023	June 30, 2024
Computers and equipment	$1,154.9	$1,157.0
Software	452.8	440.4
Furniture and fixtures	14.5	13.8
Buildings and leasehold improvements	411.8	410.9
Property, equipment and software, at cost	2,034.0	2,022.1
Less: Accumulated depreciation	(1,442.1)	(1,422.6)
Work in process	16.9	12.7
Property, equipment and software, net	$608.8	$612.2

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

In March 2024, we completed the sale of the property. The property’s estimated fair value, less estimated cost to sell prior to the sale was $16.9 million and we received cash proceeds of $17.5 million, less brokerage and professional fees of $0.6 million, resulting in net cash proceeds of $16.9 million. In connection with the completion of the sale, we paid a $9.0 million early termination fee to certain local governments related to our termination of the Master Economic Incentives Agreement (the “MEIA”) associated with the property. This amount is included in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2024.

6. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment.

(In millions)	Public Cloud	Private Cloud	Total
Gross goodwill as of December 31, 2023	$597.7	$1,563.5	$2,161.2
Less: impairment charges	—	(708.8)	(708.8)
Goodwill, net as of December 31, 2023	597.7	854.7	1,452.4
Impairment of goodwill	(385.4)	(187.8)	(573.2)
Foreign currency translation	(1.1)	(0.4)	(1.5)
Goodwill, net as of June 30, 2024	$211.2	$666.5	$877.7

Gross goodwill as of June 30, 2024	$596.6	$1,563.1	$2,159.7
Less: accumulated impairment charges (1)	(385.4)	(896.6)	(1,282.0)
Goodwill, net as of June 30, 2024	$211.2	$666.5	$877.7
(1)     On a consolidated basis, gross and net goodwill as of June 30, 2024 was $3,041.6 million and $877.7 million, respectively. Accumulated impairment charges on a consolidated basis was $2,163.9 million as of June 30, 2024.

See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for discussion of the goodwill impairment charges recorded during the six months ended June 30, 2023 and 2024.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2023			June 30, 2024
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,932.0	$(1,073.9)	$858.1	$1,931.3	$(1,150.4)	$780.9
Other	27.8	(26.9)	0.9	27.7	(27.1)	0.6
Total definite-lived intangible assets	1,959.8	(1,100.8)	859.0	1,959.0	(1,177.5)	781.5
Trade name (indefinite-lived)	160.0	—	160.0	140.0	—	140.0
Total intangible assets other than goodwill	$2,119.8	$(1,100.8)	$1,019.0	$2,099.0	$(1,177.5)	$921.5
During the six months ended June 30, 2024 we recognized impairment charges of $20.0 million related to our trade name indefinite-lived intangible asset.

For more information, see the discussion of our impairment charges in Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

7. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2023		June 30, 2024
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
FLSO Term Loan Facility	May 15, 2028	—%	$—	8.19%	$1,659.4
FLFO Term Loan Facility	May 15, 2028	—%	—	11.69%	274.3
Term Loan Facility	February 15, 2028	8.23%	2,181.2	8.19%	62.1
New Revolving Credit Facility	May 15, 2028	—%	—	—%	—
Revolving Credit Facility	August 7, 2025	—%	—	—%	—
3.50% FLSO Senior Secured Notes	May 15, 2028	—%	—	3.50%	318.6
3.50% Senior Secured Notes	February 15, 2028	3.50%	513.7	3.50%	43.9
5.375% Senior Notes	December 1, 2028	5.375%	197.6	5.375%	125.4
Total principal amount outstanding			2,892.5		2,483.7
Unamortized debt issuance costs, debt premium, and debt discount			(29.9)		386.3
Total debt			2,862.6		2,870.0
Less: current portion of debt			(23.0)		(54.0)
Debt, excluding current portion			$2,839.6		$2,816.0
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

In addition, the New Borrower issued $275.0 million aggregate principal amount of new first lien first out senior secured term loans (the “FLFO Term Loan Facility” and the loans thereunder, the “FLFO Term Loans”) and we repurchased and cancelled $69.3 million aggregate principal amount of the 5.375% Senior Notes.

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

In connection with the March 2024 Refinancing Transactions, the company recorded a gain in the first quarter of 2024 of $56.7 million after deducting third-party costs and lender fees incurred. The gain is included in "Debt modification costs and gain on debt extinguishment" in our Condensed Consolidated Statements of Comprehensive Income (Loss). The company incurred third party fees of $28.4 million.

The March 2024 Refinancing Transactions were completed in April 2024 with the closing of the Public Note Exchange. In connection with the Public Note Exchange, we recorded a $23.3 million gain, after deducting $3.3 million of third-party fees, in the second quarter of 2024. The gain is included in "Debt modification costs and gain on debt extinguishment" in our Condensed Consolidated Statements of Comprehensive Income (Loss).

New Debt Instruments

New Senior Facilities

On March 12, 2024, Rackspace Finance Holdings, LLC (“Rackspace Finance Holdings”), the New Borrower, the lenders and issuing banks party thereto and Citibank, N.A., as the administrative agent and collateral agent, entered into the credit agreement governing the FLSO Term Loan Facility, FLFO Term Loan Facility and New Revolving Credit Facility (together, the “New Senior Facilities”) (the “New First Lien Credit Agreement”).

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

As of June 30, 2024, the contractual interest rate on the FLSO Term Loan Facility was 8.19%. We are required to make quarterly principal payments of $4.2 million, which began on March 31, 2024. See Note 11, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the FLSO Term Loan Facility.

Affiliates of ABRY Partners, LLC and ABRY Partners II, LLC (collectively, “ABRY”) are FLSO Term Loan Facility lenders under the New First Lien Credit Agreement. As of June 30, 2024, the outstanding principal amount of the FLSO Term Loan Facility was $1,659.4 million, of which $49.8 million, or 3.0%, is due to ABRY affiliates. Investment funds affiliated with ABRY are also co-investors in Rackspace Technology.

As of June 30, 2024, Apollo Global Management, Inc. also held $80.9 million, or 4.9%, of the outstanding principal amount of the FLSO Term Loan Facility.

Prior to September 12, 2025, the New Borrower may prepay some or all of the FLSO Term Loan Facility, together with accrued and unpaid interest, subject to the applicable “make-whole” premium. On or after September 12, 2025, the New Borrower may prepay some or all of the FLSO Term Loan Facility, together with accrued and unpaid interest, without prepayment premium or penalty.

During the three months ended June 30, 2024, the New Borrower repurchased and surrendered for cancellation $19.3 million principal amount of the FLSO Term Loan Facility for $9.4 million. In connection with these repurchases, we recorded a gain, included in "Debt modification costs and gain on debt extinguishment", of $14.1 million, in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024, which includes $4.1 million of unamortized debt issuance costs and debt premium write-offs.

The fair value of the FLSO Term Loan Facility as of June 30, 2024 was $730.1 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLSO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

During the three months ended June 30, 2024, the New Borrower initiated repurchases of an additional $24.2 million aggregate principal amount of the FLSO Term Loan Facility for $11.2 million. These repurchases subsequently settled on July 15, 2024. As such, this amount is included within current debt on the Condensed Consolidated Balance Sheet as of June 30, 2024.

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

As of June 30, 2024, the contractual interest rate on the FLFO Term Loan Facility was 11.69%. We are required to make quarterly principal payments of $0.7 million, which began on June 30, 2024. See Note 11, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the FLFO Term Loan Facility.

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

The fair value of the FLFO Term Loan Facility as of June 30, 2024 was $276.7 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLFO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

New Revolving Credit Facility

The New Borrower established the New Revolving Credit Facility in an aggregate principal amount of $375.0 million of commitments. The New Revolving Credit Facility matures on May 15, 2028 and bears interest at an annual rate equal to Term SOFR equal to the forward-looking term rate, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, for the interest period relevant to such borrowing, subject to a 1.00% floor, plus an applicable margin of initially 3.00%. After June 30, 2024, the applicable margin became subject to a net first lien leverage-based pricing grid as set forth in the New First Lien Credit Agreement. In addition to paying interest on the outstanding principal under the New Revolving Credit Facility, the New Borrower is required to pay a commitment fee equal to initially 0.50% per annum to the lenders under the New Revolving Credit Facility in respect of the unutilized commitments thereunder. After June 30, 2024, the commitment fee became subject to a net first lien leverage-based pricing grid as set forth in the New First Lien Credit Agreement. The New Borrower may prepay loans incurred under the New Revolving Credit Facility, together with accrued and unpaid interest, without prepayment premium or penalty.

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

As of June 30, 2024, we had total commitments of $375.0 million, no outstanding borrowings under the New Revolving Credit Facility, and $23.5 million of letters of credit issued thereunder. As such, as of June 30, 2024, we had $375.0 million of available commitments remaining.

As of June 30, 2024, we were in compliance with all covenants under the New Senior Facilities.

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

During the three months ended June 30, 2024, the New Borrower repurchased and surrendered for cancellation $45.7 million principal amount of the 3.50% FLSO Senior Secured Notes for $19.3 million, including accrued interest of $0.4 million. In connection with these repurchases, we recorded a gain, included in "Debt modification costs and gain on debt extinguishment", of $33.0 million, in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024, which includes $6.3 million of unamortized debt issuance costs and debt premium write-offs.

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

As of June 30, 2024, we were in compliance with all covenants under the 3.50% FLSO Senior Secured Notes Indenture.

The fair value of the 3.50% FLSO Senior Secured Notes as of June 30, 2024 was $136.9 million based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% FLSO Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

As of June 30, 2024, the contractual interest rate on the Term Loan Facility was 8.19%. We are required to make quarterly principal payments of $0.2 million. See Note 11, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

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

The fair value of the Term Loan Facility as of June 30, 2024 was $28.9 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of June 30, 2024, we were in compliance with all covenants under the Senior Facilities.

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

As of June 30, 2024, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

As a result of the Private Exchange and the Public Note Exchange, discussed above, over 91% of the $513.7 million aggregate principal amount of the 3.50% Senior Secured Notes outstanding as of December 31, 2023 was exchanged or purchased for cancellation.

The fair value of the 3.50% Senior Secured Notes as of June 30, 2024 was $19.1 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

During the three and six months ended June 30, 2023, Rackspace Technology Global repurchased and surrendered for cancellation $142.1 million and $164.8 million principal amount of 5.375% Senior Notes for $46.8 million and $56.8 million, including accrued interest of $1.0 million and $1.3 million, respectively. In connection with these repurchases, we recorded a gain, included in "Debt modification costs and gain on debt extinguishment", of $94.9 million and $107.7 million, respectively, in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023, which includes $1.3 million and $1.6 million of unamortized debt issuance costs write-offs, respectively.

As previously described in “March 2024 Refinancing Transactions” above, as part of the Private Exchange, we repurchased and cancelled $69.3 million aggregate principal amount of the 5.375% Senior Notes during the six months ended June 30, 2024.

In addition, during the three months ended June 30, 2024, Rackspace Technology Global repurchased and surrendered for cancellation $2.9 million principal amount of 5.375% Senior Notes for $0.8 million. In connection with these repurchases, we recorded a gain, included in "Debt modification costs and gain on debt extinguishment", of $2.1 million, in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024.

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

As of June 30, 2024, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of June 30, 2024 was $34.2 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

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

Headquarters Lease

In February 2023, we signed an agreement to lease approximately 93,000 square feet of office space in San Antonio, Texas, which will serve as our new corporate headquarters. The initial lease term is 11 years, with three 5-year renewal options. In addition to monthly base rent, we will also pay a share of common area maintenance and operating expenses. The lease commenced in the second quarter of 2024.

9. Share-Based Compensation

On April 22, 2024, the Board of Directors approved an amendment to the Rackspace Technology, Inc. 2020 Equity Incentive Plan (the "2020 Incentive Plan") to increase the maximum number of shares of our common stock available for issuance under the 2020 Incentive Plan from 57.9 million shares to 87.9 million shares, subject to stockholder approval. The amendment was subsequently approved by our stockholders as part of the 2024 Annual Meeting of Stockholders held on June 14, 2024.

During the six months ended June 30, 2024, we granted 9.5 million restricted stock units ("RSUs") under the 2020 Incentive Plan with a weighted-average grant date fair value of $1.85. The majority of the RSUs were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service.

In addition, during the six months ended June 30, 2024, 0.6 million performance stock units ("PSUs") were granted under the 2020 Incentive Plan with a weighted-average grant date fair value of $2.78. The PSUs represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on Rackspace's Total Shareholder Return ("TSR") relative to the TSR of a comparator group of IT and Cloud Services Companies. The awards are eligible to vest in equal annual installments over three years based on the attainment of the market condition and the employee's continued service through the end of the applicable measurement period and were valued using a Monte Carlo simulation.

Lastly, during the three and six months ended June 30, 2024, we granted 31.8 million long-term incentive cash units (“LTIC units”) under the 2020 Incentive Plan. The awards were valued using a Monte Carlo simulation and as of June 30, 2024 the LTIC units had a weighted average fair value of $0.98. The LTIC units represent the target amount of grants, and the actual number of units awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on the performance of our common stock. The awards are eligible to vest in equal installments over three years based on the attainment of the market condition and the employee’s continued service through the vesting date. As the company intends to settle the LTIC units in cash, they were classified as liabilities within “Other current liabilities” and “Other non-current liabilities” in the Condensed Consolidated Balance Sheets.

Total share-based compensation expense is comprised of the following equity and liability classified award amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2024	2023	2024
Equity classified awards	$18.6	$13.0	$33.3	$26.0
Liability classified awards	0.9	6.5	1.4	6.3
Total share-based compensation expense	$19.5	$19.5	$34.7	$32.3

Total share-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2024	2023	2024
Cost of revenue	$2.6	$2.0	$5.4	$3.9
Selling, general and administrative expenses	16.9	17.5	29.3	28.4
Pre-tax share-based compensation expense	19.5	19.5	34.7	32.3
Less: Income tax benefit	(4.1)	(4.1)	(7.3)	(6.8)
Total share-based compensation expense, net of tax	$15.4	$15.4	$27.4	$25.5

As of June 30, 2024, there was $60.8 million of total unrecognized compensation cost related to stock options, RSUs, and PSUs, which will be recognized using the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

10. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three months ended June 30, 2024, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with changes in the valuation allowance and the additional second quarter impact of the March 2024 Refinancing Transactions which were completed in April 2024. For the six months ended June 30, 2024, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with changes in the valuation allowance related to disallowed interest, the tax impact associated with the goodwill impairment recorded in the first quarter of 2024, the majority of which was nondeductible for income tax purposes, and the tax impact of the March 2024 Refinancing Transactions discussed below. The tax impact of the March 2024 Refinancing Transactions include excluded cancellation of indebtedness income (“CODI”), federal and state attribution reduction and changes in valuation allowance. In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) issued model rules for a new global minimum tax framework (Pillar Two). Governments in many of the countries where we operate have issued, or are in the process of issuing, legislation on this rule. We are currently evaluating, but do not expect this rule to have a material impact on our consolidated financial statements.

As a result of the March 2024 Refinancing Transactions, discussed in Note 7, “Debt”, specifically upon the completion of the Private Exchange and Public Term Loan Exchange in March 2024, and the completion of the Public Note Exchange in April 2024, the company realized CODI for US tax purposes of $531.5 million and $80.5 million, respectively, for a total $612.0 million for the six months ended June 30, 2024. Pursuant to Internal Revenue Code (“IRC”) Section 108, an insolvent debtor may exclude CODI from taxable income to the extent of the debtor’s insolvency (liabilities greater than the fair value of its assets) but must reduce its tax attributes, subject to certain limitations and according to prescribed ordering rules, based on the amount of CODI excluded from taxable income. The company currently estimates that the level of its insolvency (as defined for US Tax purposes) exceeds the amount of CODI resulting from the March 2024 Refinancing Transactions, such that all resulting CODI will be excluded from the company’s taxable income.

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

For purposes of determining the interim tax provision for the six months ended June 30, 2024, the company estimates that all its federal (and certain of its state) net operating loss and tax credit carryovers will be eliminated resulting from the tax attribute reduction for excluded CODI. For the six months ended June 30, 2024, the company recorded an income tax benefit of $88.0 million related to the total effects of the March 2024 Refinancing Transactions, including excluded CODI, federal and state tax attribute reduction, and resulting changes in valuation allowance. The total income tax benefit recorded in the six months ended June 30, 2024 was a tax benefit of $34.6 million which includes the $88.0 million tax benefit from the March 2024 Refinancing Transactions.

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

As of December 31, 2023 and June 30, 2024, the cash flow hedge was highly effective.

The key terms of interest rate swaps are presented below:

Effective Date	Fixed Rate Paid (Received)	December 31, 2023		June 30, 2024
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2018:
February 3, 2019	2.7490%	—	Matured	—	Matured	November 3, 2023
February 3, 2020	2.7350%	—	Matured	—	Matured	November 3, 2023
February 3, 2021	2.7360%	—	Matured	—	Matured	November 3, 2023
February 3, 2022	2.7800%	—	Matured	—	Matured	November 3, 2023

Entered into February 2021:
February 9, 2021	2.34150% (1)	1,350.0	Active	1,350.0	Active	February 9, 2026
Total		$1,350.0		$1,350.0
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

Fair Values of Derivatives on the Condensed Consolidated Balance Sheets

The fair values of our derivatives and their location on the Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2024 were as follows:

		December 31, 2023		June 30, 2024
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$47.0	$—	$49.9	$—
Interest rate swaps	Other non-current assets	36.8	—	27.8	—
Interest rate swaps	Other current liabilities (1)	—	17.3	—	17.3
Interest rate swaps	Other non-current liabilities (1)	—	20.3	—	11.7
Total		$83.8	$37.6	$77.7	$29.0
(1)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2023			June 30, 2024
(In millions)	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$83.8	$(37.6)	$46.2	$77.7	$(29.0)	$48.7

Liabilities
Interest rate swaps	$37.6	$(37.6)	$—	$29.0	$(29.0)	$—

Effect of Derivatives on the Condensed Consolidated Statements of Comprehensive Income (Loss)

The effect of our derivatives and their location on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2024 was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2023	2024	2023	2024
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$(4.5)	$—	$(9.1)	$—

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$13.5	$14.9	$25.7	$29.8

Interest expense was $57.3 million and $18.4 million for the three months ended June 30, 2023 and 2024, respectively, and $114.2 million and $62.1 million for the six months ended June 30, 2023 and 2024, respectively. As of June 30, 2024, the amount of cash flow hedge gain included within "Accumulated other comprehensive income" that is expected to be reclassified as a reduction to "Interest expense" over the next 12 months is approximately $52.6 million. See Note 12, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of June 30, 2024, our outstanding interest rate swap agreement was in a net asset position.

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

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at March 31, 2024	$(5.7)	$64.3	$58.6
Foreign currency translation adjustments, net of tax expense of $0.1	(0.8)	—	(0.8)
Unrealized gain on derivative contracts, net of tax expense of $1.6	—	4.5	4.5
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $3.8 (1)	—	(11.1)	(11.1)
Balance at June 30, 2024	$(6.5)	$57.7	$51.2
(1)    Includes a reduction to interest expense recognized of $14.9 million related to the cash flow hedge gain for the three months ended June 30, 2024.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2023	$(2.0)	$62.3	$60.3
Foreign currency translation adjustments, net of tax benefit of $0.1	(4.5)	—	(4.5)
Unrealized gain on derivative contracts, net of tax expense of $6.1	—	17.6	17.6
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $7.6 (1)	—	(22.2)	(22.2)
Balance at June 30, 2024	$(6.5)	$57.7	$51.2
(1)    Includes a reduction to interest expense recognized of $29.8 million related to the cash flow hedge gain for the six months ended June 30, 2024.

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

During the first quarter of 2024, we identified that an immaterial amount of revenue for a certain Private Cloud product offering was incorrectly reported in the Public Cloud segment in historical periods. Revenue by segment has been corrected in the table below by reducing Public Cloud revenue by $1.2 million and increasing Private Cloud revenue by $1.2 million for the three months ended June 30, 2023 and reducing Public Cloud revenue by $2.3 million and increasing Private Cloud revenue by $2.3 million for the six months ended June 30, 2023.

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of consolidated segment operating profit to consolidated loss before income taxes for the three and six months ended June 30, 2023 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2024	2023	2024
Revenue by segment:
Public Cloud	$433.7	$424.9	$877.2	$847.3
Private Cloud	312.6	260.0	627.8	528.4
Total consolidated revenue	$746.3	$684.9	$1,505.0	$1,375.7

Segment operating profit:
Public Cloud	$15.8	$11.8	$39.2	$21.1
Private Cloud	88.0	69.7	182.0	141.4
Total consolidated segment operating profit	103.8	81.5	221.2	162.5
Corporate functions	(64.8)	(58.7)	(131.7)	(123.5)
Share-based compensation expense	(19.5)	(19.5)	(34.7)	(32.3)
Special bonuses and other compensation expense (1)	(4.2)	(3.3)	(6.4)	(6.4)
Transaction-related adjustments, net (2)	(1.2)	(1.6)	(2.5)	(2.6)
Restructuring and transformation expenses (3)	(23.1)	(13.7)	(48.7)	(33.7)
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	(1.7)	0.1	(4.9)	(0.1)
Amortization of intangible assets (4)	(41.0)	(38.6)	(81.9)	(77.3)
Impairment of goodwill	—	—	(543.1)	(573.2)
UK office closure (5)	(12.1)	—	(12.1)	—
Impairment of assets, net	—	—	—	(20.0)
Interest expense	(57.3)	(18.4)	(114.2)	(62.1)
Gain on investments, net	0.1	—	0.2	0.1
Debt modification costs and gain on debt extinguishment	94.9	72.5	107.7	129.2
Other income (expense), net	0.2	(5.2)	2.3	(10.8)
Total consolidated loss before income taxes	$(25.9)	$(4.9)	$(648.8)	$(650.2)

(1)	Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(2)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(3)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. The six months ended June 30, 2024 also includes a $9.0 million MEIA early termination fee associated with the sale of our corporate headquarters in March 2024.

(4)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(5)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.

The table below presents depreciation expense included in segment operating profit above for the three and six months ended June 30, 2023 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2024	2023	2024
Public Cloud	$2.5	$2.0	$4.6	$3.5
Private Cloud	44.9	28.4	88.8	57.0
Corporate functions	9.3	5.1	17.1	11.2
Total depreciation expense	$56.7	$35.5	$110.5	$71.7

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2024

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended June 30,				Year-Over-Year Comparison
	2023		2024
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$746.3	100.0%	$684.9	100.0%	$(61.4)	(8.2)%
Cost of revenue	(593.2)	(79.5)%	(553.5)	(80.8)%	39.7	(6.7)%
Gross profit	153.1	20.5%	131.4	19.2%	(21.7)	(14.2)%
Selling, general and administrative expenses	(216.9)	(29.1)%	(185.2)	(27.0)%	31.7	(14.6)%
Loss from operations	(63.8)	(8.5)%	(53.8)	(7.9)%	10.0	(15.7)%
Other income (expense):
Interest expense	(57.3)	(7.7)%	(18.4)	(2.7)%	38.9	(67.9)%
Gain on investments, net	0.1	0.0%	—	—%	(0.1)	(100.0)%
Debt modification costs and gain on debt extinguishment	94.9	12.7%	72.5	10.6%	(22.4)	(23.6)%
Other income (expense), net	0.2	0.0%	(5.2)	(0.8)%	(5.4)	NM
Total other income (expense)	37.9	5.1%	48.9	7.2%	11.0	29.0%
Loss before income taxes	(25.9)	(3.5)%	(4.9)	(0.7)%	21.0	(81.1)%
Benefit (provision) for income taxes	(1.3)	(0.2)%	29.9	4.4%	31.2	NM
Net income (loss)	$(27.2)	(3.6)%	$25.0	3.7%	$52.2	NM
NM = not meaningful.

Revenue

Revenue decreased $61 million, or 8.2%, to $685 million in the three months ended June 30, 2024 from $746 million in the three months ended June 30, 2023. Revenue declined due to decreases in both Private Cloud and Public Cloud revenue, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue decreased 8.3% year-over-year. The following table presents revenue growth by segment:

	Three Months Ended June 30,		% Change
(In millions, except %)	2023	2024	Actual	Constant Currency (a)
Public Cloud	$433.7	$424.9	(2.0)%	(2.0)%
Private Cloud	312.6	260.0	(16.8)%	(17.0)%
Total	$746.3	$684.9	(8.2)%	(8.3)%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the three months ended June 30, 2024 decreased 2.0% on an actual and constant currency basis, from the three months ended June 30, 2023. The decline was due to macro-economic pressures, which caused a tightening of customer discretionary spend and optimizations, along with continued cyclical headwinds in IT services.

Private Cloud revenue in the three months ended June 30, 2024 decreased 16.8% on an actual basis and 17.0% on a constant currency basis, from the three months ended June 30, 2023, due to customers rolling off old generation private cloud offerings and expected decline in legacy OpenStack offerings.

Cost of Revenue

Cost of revenue decreased $40 million, or 7%, to $554 million in the three months ended June 30, 2024 from $593 million in the three months ended June 30, 2023. The decrease in cost of revenue was primarily due to a decline in personnel costs associated with a reduction in headcount between periods and lower severance expense. Also contributing to the reduction in cost of revenue was an increase in the useful life of certain customer gear assets, as discussed in Item 1 of Part I, Financial Statements - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies", which resulted in a decline in depreciation expense between periods. A reduction in license expense due to decreased usage further contributed to the decrease in cost of revenue between periods. Increased usage charges for third-party infrastructure partially offset these reductions.

As a percentage of revenue, cost of revenue increased 130 basis points in the three months ended June 30, 2024 to 80.8% from 79.5% in the three months ended June 30, 2023 as the decline in revenue growth outpaced the decrease in cost of revenue.

Gross Profit

Our gross profit was $131 million in the three months ended June 30, 2024, a decrease of $22 million from $153 million in the three months ended June 30, 2023. Our gross margin was 19.2% in the three months ended June 30, 2024, a decrease of 130 basis points from 20.5% in the three months ended June 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $32 million, or 15%, to $185 million in the three months ended June 30, 2024 from $217 million in the three months ended June 30, 2023. The three months ended June 30, 2023 includes $12 million of expense recognized for a UK office that we exited in the second quarter of 2023, prior to the lease end date. Other cost fluctuations included lower professional fees, a reduction in depreciation and amortization expense, and business optimization related expenses between periods. Personnel costs decreased marginally between periods driven by a reduction in severance and commissions expense.

As a percentage of revenue, selling, general and administrative expenses decreased 210 basis points, to 27.0% in the three months ended June 30, 2024 from 29.1% in the three months ended June 30, 2023 driven by the factors discussed above.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $54 million in the three months ended June 30, 2024 compared to $64 million in the three months ended June 30, 2023. Our Non-GAAP Operating Profit was $23 million in the three months ended June 30, 2024, a decrease of $16 million from $39 million in the three months ended June 30, 2023. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Three Months Ended June 30,
(In millions)	2023	2024
Loss from operations	$(63.8)	$(53.8)
Share-based compensation expense	19.5	19.5
Special bonuses and other compensation expense (a)	4.2	3.3
Transaction-related adjustments, net (b)	1.2	1.6
Restructuring and transformation expenses (c)	23.1	13.7
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	1.7	(0.1)
Amortization of intangible assets (d)	41.0	38.6
UK office closure (e)	12.1	—
Non-GAAP Operating Profit	$39.0	$22.8

(a)	Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(b)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(c)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses.

(d)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(e)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Three Months Ended June 30,				Year-Over-Year Comparison
(In millions, except %)	2023		2024
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$15.8	3.6%	$11.8	2.8%	$(4.0)	(25.3)%
Private Cloud	88.0	28.2%	69.7	26.8%	(18.3)	(20.8)%
Total consolidated segment operating profit	103.8		81.5		(22.3)	(21.5)%
Corporate functions	(64.8)		(58.7)		6.1	(9.4)%
Non-GAAP Operating Profit	$39.0		$22.8		$(16.2)	(41.5)%

Public Cloud operating profit decreased 25% in the three months ended June 30, 2024 from the three months ended June 30, 2023. Segment operating profit as a percentage of segment revenue decreased by 80 basis points, reflecting a 2% decrease in segment revenue, partially offset by a 1% decrease in segment operating expenses.

Private Cloud operating profit decreased 21% in the three months ended June 30, 2024 from the three months ended June 30, 2023. Segment operating profit as a percentage of segment revenue decreased by 140 basis points due to a 17% decrease in segment revenue, partially offset by a 15% decrease in segment operating expenses. The decrease in costs was mainly driven by a reduction in personnel costs from cost savings as a result of shifting roles to lower-cost locations as part of our continued focus on business optimization initiatives.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 9% in the three months ended June 30, 2024 from the three months ended June 30, 2023 due to a reduction in depreciation and amortization expense driven by certain assets reaching the end of their useful life. Additionally, our continued focus on cost management further contributed to the cost reduction.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting."

Interest Expense

Interest expense decreased $39 million, or 68%, to $18 million in the three months ended June 30, 2024 from $57 million in the three months ended June 30, 2023, primarily due to the accounting for contractual interest payments on debt instruments entered into as part of the March 2024 Refinancing Transactions, portions of which are recorded as a reduction of related premiums and not as interest expense, which reduces interest expense relative to contractual interest cost.

Debt Modification Costs and Gain on Debt Extinguishment

We recorded $73 million of debt modification costs and gain on debt extinguishment in the three months ended June 30, 2024, which included a $49 million gain on debt extinguishment related to repurchases of an aggregate $68 million principal amount of 3.50% FLSO Senior Secured Notes, FLSO Term Loan Facility, and 5.375% Senior Notes during the period. The remaining amount is related to the closing of the Public Note Exchange in April 2024, which was initiated as part of the March 2024 Refinancing Transactions.

We recorded a $95 million gain on debt extinguishment in the three months ended June 30, 2023 related to repurchases of $142 million principal amount of 5.375% Senior Notes.

For more information, see Item 1 of Part I, Financial Statements - Note 7, "Debt."

Other Income (Expense), Net

We had $5 million of other expense and $0.2 million of other income in the three months ended June 30, 2024 and June 30, 2023, respectively, primarily due to costs incurred in the three months ended June 30, 2024 related to the accounts receivable purchase agreement entered into in September 2023 and the impact of foreign currency losses.

Benefit (Provision) for Income Taxes

Our income tax benefit was $30 million in the three months ended June 30, 2024 compared to $1 million income tax expense in the three months ended June 30, 2023. Our effective tax rate increased to 612.6% in the three months ended June 30, 2024 from (5.1)% in the three months ended June 30, 2023. The increase in the effective tax rate year-over-year is primarily due to the tax impact associated with changes in the valuation allowance and the March 2024 Refinancing Transactions. The difference between the effective tax rate and the statutory rate for the three months ended June 30, 2024 is primarily due to the tax impact associated with changes in the valuation allowance and the impact of the March 2024 Refinancing Transactions.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2024

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Six Months Ended June 30,				Year-Over-Year Comparison
	2023		2024
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$1,505.0	100.0%	$1,375.7	100.0%	$(129.3)	(8.6)%
Cost of revenue	(1,182.3)	(78.6)%	(1,111.5)	(80.8)%	70.8	(6.0)%
Gross profit	322.7	21.4%	264.2	19.2%	(58.5)	(18.1)%
Selling, general and administrative expenses	(424.4)	(28.2)%	(377.6)	(27.5)%	46.8	(11.0)%
Impairment of goodwill	(543.1)	(36.1)%	(573.2)	(41.7)%	(30.1)	5.5%
Impairment of assets, net	—	—%	(20.0)	(1.5)%	(20.0)	100.0%
Loss from operations	(644.8)	(42.8)%	(706.6)	(51.4)%	(61.8)	9.6%
Other income (expense):
Interest expense	(114.2)	(7.6)%	(62.1)	(4.5)%	52.1	(45.6)%
Gain on investments, net	0.2	0.0%	0.1	0.0%	(0.1)	(50.0)%
Debt modification costs and gain on debt extinguishment	107.7	7.2%	129.2	9.4%	21.5	20.0%
Other income (expense), net	2.3	0.2%	(10.8)	(0.8)%	(13.1)	NM
Total other income (expense)	(4.0)	(0.3)%	56.4	4.1%	60.4	NM
Loss before income taxes	(648.8)	(43.1)%	(650.2)	(47.3)%	(1.4)	0.2%
Benefit for income taxes	9.6	0.6%	34.6	2.5%	25.0	NM
Net loss	$(639.2)	(42.5)%	$(615.6)	(44.7)%	$23.6	(3.7)%
NM = not meaningful.

Revenue

Revenue decreased $129 million, or 8.6%, to $1,376 million in the six months ended June 30, 2024 from $1,505 million in the six months ended June 30, 2023. Revenue declined due to decreases in both Private Cloud and Public Cloud revenue, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue decreased 8.8% year-over-year. The following table presents revenue growth by segment:

	Six Months Ended June 30,		% Change
(In millions, except %)	2023	2024	Actual	Constant Currency (a)
Public Cloud	$877.2	$847.3	(3.4)%	(3.5)%
Private Cloud	627.8	528.4	(15.8)%	(16.3)%
Total	$1,505.0	$1,375.7	(8.6)%	(8.8)%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the six months ended June 30, 2024 decreased 3.4% on an actual basis and 3.5% on a constant currency basis, from the six months ended June 30, 2023. The decline was due to macro-economic pressures, which caused a tightening of customer discretionary spend and optimizations, along with continued cyclical headwinds in IT services.

Private Cloud revenue in the six months ended June 30, 2024 decreased 15.8% on an actual basis and 16.3% on a constant currency basis, from the six months ended June 30, 2023, due to customers rolling off old generation private cloud offerings and expected decline in legacy OpenStack offerings.

Cost of Revenue

Cost of revenue decreased $71 million, or 6%, to $1,112 million in the six months ended June 30, 2024 from $1,182 million in the six months ended June 30, 2023. The decrease in cost of revenue was primarily due to a decline in personnel costs associated with a reduction in headcount between periods and lower severance expense. Also contributing to the reduction in cost of revenue was an increase in the useful life of certain customer gear assets, as discussed in Item 1 of Part I, Financial Statements - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies", which resulted in a decline in depreciation expense between periods. A reduction in license expense due to decreased usage further contributed to the decrease in cost of revenue between periods. Increased usage charges for third-party infrastructure partially offset these reductions.

As a percentage of revenue, cost of revenue increased 220 basis points in the six months ended June 30, 2024 to 80.8% from 78.6% in the six months ended June 30, 2023, as the decline in revenue growth outpaced the decrease in cost of revenue. Usage charges for third-party infrastructure drove a 470 basis point increase. The decrease in personnel costs and depreciation expense, discussed above, partially offset the increase.

Gross Profit

Our gross profit was $264 million in the six months ended June 30, 2024, a decrease of $59 million from $323 million in the six months ended June 30, 2023. Our gross margin was 19.2% in the six months ended June 30, 2024, a decrease of 220 basis points from 21.4% in the six months ended June 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $47 million, or 11%, to $378 million in the six months ended June 30, 2024 from $424 million in the six months ended June 30, 2023. The six months ended June 30, 2023 includes $12 million of expense recognized for a UK office that we exited in the second quarter of 2023, prior to the lease end date. In addition, personnel costs decreased due to a reduction in salaries driven by lower headcount and decreases in severance and commissions expense, partially offset by an increase in non-equity incentive compensation. Other non-personnel cost fluctuations included lower professional fees, a reduction in depreciation and amortization expense, and business optimization related expenses between periods.

As a percentage of revenue, selling, general and administrative expenses decreased 70 basis points, to 27.5% in the six months ended June 30, 2024 from 28.2% in the six months ended June 30, 2023.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $707 million in the six months ended June 30, 2024 compared to $645 million in the six months ended June 30, 2023. Our Non-GAAP Operating Profit was $39 million in the six months ended June 30, 2024, a decrease of $51 million from $90 million in the six months ended June 30, 2023. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Six Months Ended June 30,
(In millions)	2023	2024
Loss from operations	$(644.8)	$(706.6)
Share-based compensation expense	34.7	32.3
Special bonuses and other compensation expense (a)	6.4	6.4
Transaction-related adjustments, net (b)	2.5	2.6
Restructuring and transformation expenses (c)	48.7	33.7
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	4.9	0.1
Impairment of goodwill	543.1	573.2
Impairment of assets, net	—	20.0
Amortization of intangible assets (d)	81.9	77.3
UK office closure (e)	12.1	—
Non-GAAP Operating Profit	$89.5	$39.0

(a)	Includes expense related to retention bonuses, mainly relating to restructuring and integration projects, and the related payroll tax, senior executive signing bonuses and relocation costs, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(b)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, payroll costs for employees that dedicate significant time to supporting these projects and exploratory acquisition and divestiture costs and expenses related to financing activities.
(c)	Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. The six months ended June 30, 2024 also includes a $9.0 million MEIA early termination fee associated with the sale of our corporate headquarters in March 2024.
(d)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(e)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Six Months Ended June 30,				Year-Over-Year Comparison
(In millions, except %)	2023		2024
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$39.2	4.5%	$21.1	2.5%	$(18.1)	(46.2)%
Private Cloud	182.0	29.0%	141.4	26.8%	(40.6)	(22.3)%
Total consolidated segment operating profit	221.2		162.5		(58.7)	(26.5)%
Corporate functions	(131.7)		(123.5)		8.2	(6.2)%
Non-GAAP Operating Profit	$89.5		$39.0		$(50.5)	(56.4)%

Public Cloud operating profit decreased 46% in the six months ended June 30, 2024 from the six months ended June 30, 2023. Segment operating profit as a percentage of segment revenue decreased by 200 basis points, reflecting a 3% decrease in segment revenue, partially offset by a 1% decrease in segment operating expenses.

Private Cloud operating profit decreased 22% in the six months ended June 30, 2024 from the six months ended June 30, 2023. Segment operating profit as a percentage of segment revenue decreased by 220 basis points, due to a 16% decrease in segment revenue, partially offset by a 13% decrease in segment operating expenses. The decrease in costs was mainly driven by a reduction in personnel costs from cost savings as a result of shifting roles to lower cost locations as part of our continued focus on business optimization initiatives.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 6% in the six months ended June 30, 2024 from the six months ended June 30, 2023 due to a reduction in depreciation and amortization expense driven by certain assets reaching the end of their useful life. Additionally, our continued focus on cost management further contributed to the cost reduction.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting."

Impairment of Goodwill

We recorded a total of $543 million and $573 million in non-cash goodwill impairment charges in the six months ended June 30, 2023 and June 30, 2024, respectively.

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

Impairment of Assets, Net

We evaluated our indefinite-lived intangible asset for impairment as of February 29, 2024. As a result of this evaluation, we recorded a $20 million impairment of our indefinite-lived intangible asset in the six months ended June 30, 2024. There was no such impairment in the six months ended June 30, 2023.

Interest Expense

Interest expense decreased $52 million, or 46%, to $62 million in the six months ended June 30, 2024 from $114 million in the six months ended June 30, 2023, primarily due to the accounting for contractual interest payments on debt instruments entered into as part of the March 2024 Refinancing Transactions, portions of which are recorded as a reduction of related premiums and not as interest expense, which reduces interest expense relative to contractual interest cost.

Debt Modification Costs and Gain on Debt Extinguishment

We recorded $80 million debt modification costs and gain on debt extinguishment in the six months ended June 30, 2024 related to the March 2024 Refinancing Transactions. In addition, we recorded a $49 million gain on debt extinguishment related to repurchases of an aggregate $68 million principal amount of 3.50% FLSO Senior Secured Notes, FLSO Term Loan Facility, and 5.375% Senior Notes during the period.

We recorded a $108 million gain on debt extinguishment in the six months ended June 30, 2023 related to repurchases of $165 million principal amount of 5.375% Senior Notes.

For more information, see Item 1 of Part I, Financial Statements - Note 7, "Debt."

Other Income (Expense), Net

We had $11 million of other expense in the six months ended June 30, 2024 and $2 million of other income in the six months ended June 30, 2023, respectively, primarily due to costs incurred in the six months ended June 30, 2024 related to the accounts receivable purchase agreement entered into in September 2023 and the impact of foreign currency losses.

Benefit for Income Taxes

Our income tax benefit increased to $35 million in the six months ended June 30, 2024 from $10 million in the six months ended June 30, 2023. Our effective tax rate increased to 5.3% in the six months ended June 30, 2024 from 1.5% in the six months ended June 30, 2023. The increase in the effective tax rate year-over-year is primarily due to the tax impact associated with changes in the valuation allowance, geographic distribution of profits, the tax impact associated with goodwill impairments recorded in both the first quarter of 2024 and the first quarter of 2023, the majority of which were nondeductible for income tax purposes, and the income tax benefit of $88 million related to the March 2024 Refinancing Transactions discussed above. The difference between the effective tax rate and the statutory rate for the six months ended June 30, 2024 is primarily due to the tax impact associated with changes in the valuation allowance, the tax impact associated with the goodwill impairment recorded in the first quarter of 2024, and the impact of the March 2024 Refinancing Transactions.

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

The following tables present, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2024			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$433.7	$424.9	$—	$424.9	(2.0)%	(2.0)%
Private Cloud	312.6	260.0	(0.5)	259.5	(16.8)%	(17.0)%
Total	$746.3	$684.9	$(0.5)	$684.4	(8.2)%	(8.3)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2024			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$877.2	$847.3	$(0.7)	$846.6	(3.4)%	(3.5)%
Private Cloud	627.8	528.4	(2.6)	525.8	(15.8)%	(16.3)%
Total	$1,505.0	$1,375.7	$(3.3)	$1,372.4	(8.6)%	(8.8)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

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

The table below presents a reconciliation of gross profit to Non-GAAP Gross Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2024	2023	2024
Gross profit	$153.1	$131.4	$322.7	$264.2
Share-based compensation expense	2.6	2.0	5.4	3.9
Special bonuses and other compensation expense (a)	1.4	1.0	2.1	1.9
Purchase accounting impact on expense (b)	0.7	0.6	1.3	1.2
Restructuring and transformation expenses (c)	5.1	4.3	9.8	9.2
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	—	—	0.3	—
Non-GAAP Gross Profit	$162.9	$139.3	$341.6	$280.4

(a)	Adjustments for retention bonuses, mainly in connection with restructuring and transformation projects, and the related payroll tax, and payroll taxes associated with the exercise of stock options and vesting of restricted stock. Beginning in the second quarter of 2023, includes expense related to the one-time grant of long-term incentive bonuses as a component of our annual compensation award process.
(b)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(c)	Adjustment for the impact of business transformation and optimization activities, as well as associated severance, certain facility closure costs and lease termination expenses.

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

We define Non-GAAP Net Income (Loss) as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, special bonuses and other compensation expense, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, the amortization of acquired intangible assets, goodwill and asset impairment charges, costs related to the closure of a UK office, the interest expense impact from the debt Refinancing Transactions, and certain other non-operating, non-recurring or non-core gains and losses, as well as the tax effects of these non-GAAP adjustments.

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

Net income (loss) reconciliation to Non-GAAP Net Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2024	2023	2024
Net income (loss)	$(27.2)	$25.0	$(639.2)	$(615.6)
Share-based compensation expense	19.5	19.5	34.7	32.3
Special bonuses and other compensation expense (a)	4.2	3.3	6.4	6.4
Transaction-related adjustments, net (b)	1.2	1.6	2.5	2.6
Restructuring and transformation expenses (c)	23.1	13.7	48.7	33.7
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	1.7	(0.1)	4.9	0.1
Impairment of goodwill	—	—	543.1	573.2
UK office closure (d)	12.1	—	12.1	—
Impairment of assets, net	—	—	—	20.0
Net gain on divestiture and investments (e)	(0.1)	—	(0.2)	(0.1)
Debt modification costs and gain on debt extinguishment	(94.9)	(72.5)	(107.7)	(129.2)
Interest expense impact from the Refinancing Transactions (f)	—	(25.6)	—	(25.6)
Other adjustments (g)	(0.2)	0.1	(2.3)	0.5
Amortization of intangible assets (h)	41.0	38.6	81.9	77.3
Tax effect of non-GAAP adjustments (i)	6.1	(23.0)	(3.1)	(19.3)
Non-GAAP Net Loss	$(13.5)	$(19.4)	$(18.2)	$(43.7)

Net income (loss) reconciliation to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2024	2023	2024
Net income (loss)	$(27.2)	$25.0	$(639.2)	$(615.6)
Share-based compensation expense	19.5	19.5	34.7	32.3
Special bonuses and other compensation expense (a)	4.2	3.3	6.4	6.4
Transaction-related adjustments, net (b)	1.2	1.6	2.5	2.6
Restructuring and transformation expenses (c)	23.1	13.7	48.7	33.7
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	1.7	(0.1)	4.9	0.1
Impairment of goodwill	—	—	543.1	573.2
UK office closure (d)	12.1	—	12.1	—
Impairment of assets, net	—	—	—	20.0
Net gain on divestiture and investments (e)	(0.1)	—	(0.2)	(0.1)
Debt modification costs and gain on debt extinguishment	(94.9)	(72.5)	(107.7)	(129.2)
Other (income) expense, net (j)	(0.2)	5.2	(2.3)	10.8
Interest expense	57.3	18.4	114.2	62.1
Provision (benefit) for income taxes	1.3	(29.9)	(9.6)	(34.6)
Depreciation and amortization (k)	95.5	73.4	189.1	148.3
Adjusted EBITDA	$93.5	$57.6	$196.7	$110.0

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

(c)
Includes consulting and advisory fees related to business transformation and optimization activities, payroll costs for employees that dedicate significant time to these projects, as well as associated severance, certain facility closure costs, and lease termination expenses. The six months ended June 30, 2024 also includes a $9.0 million MEIA early termination fee associated with the sale of our corporate headquarters in March 2024.

(d)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.
(e)	Includes gains and losses on investment and from dispositions.
(f)
Interest expense impact due to the accounting for contractual interest payments on debt instruments entered into as part of the March 2024 Refinancing Transactions, which reduced interest expense relative to contractual interest cost.

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

Non-GAAP Earnings (Loss) Per Share

We define Non-GAAP Earnings (Loss) Per Share as Non-GAAP Net Income (Loss) divided by our GAAP weighted average number of shares outstanding for the period on a diluted basis and further adjusted for the weighted average number of shares associated with securities which are anti-dilutive to GAAP loss per share but dilutive to Non-GAAP Earnings (Loss) Per Share. Management uses Non-GAAP Earnings (Loss) Per Share to evaluate the performance of our business on a comparable basis from period to period, including by adjusting for the impact of the issuance of shares that would be dilutive to Non-GAAP Earnings (Loss) Per Share. The following table reconciles Non-GAAP Earnings (Loss) Per Share to our GAAP net earnings (loss) per share on a diluted basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2023	2024	2023	2024
Net income (loss) attributable to common stockholders	$(27.2)	$25.0	$(639.2)	$(615.6)
Non-GAAP Net Loss	$(13.5)	$(19.4)	$(18.2)	$(43.7)

Weighted average number of shares - Diluted	215.1	229.6	214.2	222.2
Effect of dilutive securities (a)	1.2	—	1.4	7.3
Non-GAAP weighted average number of shares - Diluted	216.3	229.6	215.6	229.5

Net earnings (loss) per share - Diluted	$(0.13)	$0.11	$(2.98)	$(2.77)
Per share impacts of adjustments to net income (loss) (b)	0.06	(0.19)	2.90	2.57
Per share impacts of shares dilutive after adjustments to net income (loss) (a)	0.01	0.00	0.00	0.01
Non-GAAP Earnings (Loss) Per Share	$(0.06)	$(0.08)	$(0.08)	$(0.19)

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

(b)
Reflects the aggregate adjustments made to reconcile Non-GAAP Net Income (Loss) to our net income (loss), as noted in the above table, divided by the GAAP diluted number of shares outstanding for the relevant period.

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the New Revolving Credit Facility. As of June 30, 2024, the New Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn and outstanding as of June 30, 2024. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

At June 30, 2024, we held $190 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $124 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $58 million outstanding with respect to these arrangements as of June 30, 2024. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $495 million outstanding with respect to operating and finance lease agreements as of June 30, 2024. We may choose to utilize such leasing arrangements in future periods.

As of June 30, 2024, we had $2,484 million aggregate principal amount outstanding under the FLSO Term Loan Facility, the FLFO Term Loan Facility, the Term Loan Facility, 3.50% FLSO Senior Secured Notes, 5.375% Senior Notes, and 3.50% Senior Secured Notes, with $375 million of borrowing capacity available under the New Revolving Credit Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

As of June 30, 2024, the contractual interest rate on the FLSO Term Loan Facility was 8.19%. We are required to make quarterly principal payments of $4 million, which began on March 31, 2024.

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

During the three months ended June 30, 2024, Rackspace Finance repurchased and surrendered for cancellation $19 million principal amount of the FLSO Term Loan Facility for $9 million.

As of June 30, 2024, $1,659 million in aggregate principal amount of the FLSO Term Loan Facility remained outstanding.

We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the FLSO Term Loan Facility that result from fluctuations in Term SOFR. See Item 1 of Part I, Financial Statements - Note 11, “Derivatives,” for more information on the interest rate swap agreements.

During the three months ended June 30, 2024, Rackspace Finance initiated repurchases of an additional $24 million aggregate principal amount of the FLSO Term Loan Facility for $11 million. These repurchases subsequently settled on July 15, 2024.

FLFO Term Loan Facility

Rackspace Finance issued the FLFO Term Loan Facility in an aggregate principal amount $275 million. The FLFO Term Loan Facility matures on May 15, 2028.

As of June 30, 2024, the contractual interest rate on the FLFO Term Loan Facility was 11.69%. We are required to make quarterly principal payments of $0.7 million, which began on June 30, 2024.

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

As of June 30, 2024, $274 million aggregate principal amount of the FLFO Term Loan Facility remained outstanding.

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

As of June 30, 2024, we had total commitments of $375 million, no outstanding borrowings under the New Revolving Credit Facility, and $24 million of letters of credit issued thereunder. As such, as of June 30, 2024, we had $375 million of available commitments remaining.

3.50% FLSO Senior Secured Notes due 2028

On March 12, 2024, Rackspace Finance issued $267 million initial aggregate principal amount of 3.50% FLSO Senior Secured Notes. The 3.50% FLSO Senior Secured Notes will mature on May 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on each February 15 and August 15, commencing on August 15, 2024.

On April 16, 2024, we completed the Public Note Exchange, pursuant to which (i) $138 million aggregate principal amount of the existing 3.50% Senior Secured Notes were exchanged or purchased for cancellation and (ii) $97 million aggregate principal amount of 3.50% FLSO Senior Secured Notes were issued by Rackspace Finance.

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

During the three months ended June 30, 2024, Rackspace Finance repurchased and surrendered for cancellation $46 million principal amount of the 3.50% FLSO Senior Secured Notes for $19 million, including accrued interest of $0.4 million.

As of June 30, 2024, $319 million aggregate principal amount of the 3.50% FLSO Senior Secured Notes were outstanding.

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

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for SOFR loans and at the end of every calendar quarter for base rate loans. As of June 30, 2024, the contractual interest rate on the Term Loan Facility was 8.19%. We are required to make quarterly amortization payments of $0.2 million. The Revolving Credit Facility included a commitment fee equal to 0.50% per annum in respect of the unused commitments that was due quarterly. This fee was subject to one step-down based on the net first lien leverage ratio. The Senior Facilities require us to make certain mandatory prepayments under certain conditions defined in the First Lien Credit Agreement.

As of June 30, 2024, $62 million aggregate principal amount of the Term Loan Facility remained outstanding and the prior Revolving Credit Facility was replaced in full by the New Revolving Credit Facility. See Item 1 of Part I, Financial Statements - Note 7, “Debt,” for more information regarding our Senior Facilities.

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

As of June 30, 2024, $44 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

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

During the three months ended June 30, 2024, Rackspace Technology Global repurchased and surrendered for cancellation $3 million principal amount of 5.375% Senior Notes for $1 million.

As of June 30, 2024, $125 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

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

As of June 30, 2024, we were in compliance with all covenants under the New Senior Facilities, the Senior Facilities and the Indentures.

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

As of June 30, 2024, the New Credit Group had total assets of $3,316 million and total liabilities of $3,891 million, which included total debt of $2,640 million. The financial information for the New Credit Group differs from the financial information for the company and its consolidated subsidiaries primarily because Rackspace Technology Global has (i) debt that is not guaranteed by the New Credit Group, which debt was $230 million as of June 30, 2024, and (ii) Rackspace Technology Global is the party to the interest rate swap which had a net asset value of $49 million as of June 30, 2024.

Capital Expenditures

The following table sets forth a summary of our total capital expenditures for the periods indicated:

	Six Months Ended June 30,
(In millions)	2023	2024
Customer gear	$82.3	$55.0
Data center build outs	2.2	1.8
Office build outs	1.1	0.3
Capitalized software and other projects	30.6	21.5
Total capital expenditures	$116.2	$78.6

Capital expenditures were $79 million in the six months ended June 30, 2024, compared to $116 million in the six months ended June 30, 2023, a decrease of $38 million. The decrease in capital expenditures was driven by purchases of customer gear originally intended to support a specific new customer during the first quarter of 2023. This new customer did not materialize as expected; however, the gear is fungible and has been redeployed to support other business requirements. This gear was acquired through a finance lease.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Six Months Ended June 30,
(In millions)	2023	2024
Cash provided by (used in) operating activities	$35.9	$(66.2)
Cash used in investing activities	$(34.9)	$(49.5)
Cash provided by (used in) financing activities	$(70.8)	$110.4

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

Net cash used in operating activities was $66 million in the six months ended June 30, 2024 compared to cash provided by operating activities of $36 million in the six months ended June 30, 2023. The reduction in operating cash between periods was primarily driven by decreased customer receipts, $32 million in third party fees paid in connection with the March 2024 Refinancing Transactions, a $9 million early termination fee associated with the sale of our corporate headquarters, and lower cash interest payments, including the impact of the March 2024 Refinancing Transactions for which a portion of our contractual cash interest payments are now presented as repayments of debt in financing activities.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities increased $15 million, or 42%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to a $31 million increase in cash purchases of property, equipment, and software between periods, partially offset by $17 million of net proceeds received in the current year from the March 2024 sale of our corporate headquarters facility.

Cash Provided by (Used in) Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash provided by financing activities was $110 million in the six months ended June 30, 2024 compared to $71 million of net cash used in financing activities in the six months ended June 30, 2023. The change was primarily driven by proceeds from the new FLFO Term Loan Facility as part of the the March 2024 Refinancing Transactions, partially offset by higher debt repayments which includes the impact of certain contractual cash interest payments that were previously classified within operating cash flow but are now presented as repayments of debt.

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

For the quantitative goodwill impairment analysis performed as of February 29, 2024, we utilized a range of our weighted-average cost of capital of 13.0% to 14.0% as our base rate, which was then subsequently risk-adjusted to determine the discount rate used for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of February 29, 2024. As a result, we determined that the carrying amount of our Public Cloud and Private Cloud reporting units exceeded their fair value. We recorded a goodwill impairment charge of $385 million and $188 million for Public Cloud and Private Cloud, respectively, during the first quarter of 2024, which is included in "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Income (Loss). The impairment was driven by the company's cash flow projections as revised in the first quarter of 2024 to reflect current market conditions and expected business performance, including strategic business shifts and the timing when the benefits of such shifts will be realized.

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

For the quantitative goodwill impairment analysis performed as of January 1, 2023, we utilized a range of our weighted-average cost of capital of 10.5% to 12.0% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of January 1, 2023. As a result, we determined that the carrying amount of our Private Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $271 million during the first quarter of 2023, which is included in "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Income (Loss). The impairment primarily resulted from the reallocation of certain costs between the three reporting units to reflect the going-forward operating model following the business reorganization. The Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 20% and therefore no impairment was recognized.

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

For the quantitative goodwill impairment analysis performed as of March 31, 2023, we utilized a range of our weighted-average cost of capital of 10.0% to 11.5% as our discount rate, which was risk-adjusted for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of March 31, 2023. As a result, we determined that the carrying amount of our Private Cloud reporting unit exceeded its fair value and recorded a goodwill impairment charge of $272 million during the first quarter of 2023, which is included in "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Income (Loss). The impairment was driven by the company's most recent cash flow projections as revised in the first quarter of 2023 which reflected current market conditions and current trends in business performance, including slower than anticipated actualization of bookings. The Public Cloud reporting unit was determined to have a fair value that exceeded its carrying value by approximately 14% and therefore no impairment was recognized.

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

The quantitative test as of February 29, 2024 indicated that the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $20 million non-cash impairment charge during the first quarter of 2024 which is included in "Impairment of assets, net" in our Condensed Consolidated Statements of Comprehensive Income (Loss).

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities and New Senior Facilities, which includes our $375 million New Revolving Credit Facility and $1,996 million outstanding under the Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility. As of June 30, 2024, there was no outstanding borrowings under the New Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $1,996 million outstanding under the Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility. As of June 30, 2024, assuming the New Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities and New Senior Facilities.

Our Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility bear interest at an annual rate equal to an applicable margin plus one-month Term SOFR, subject to a 0.75% floor. We have entered into an interest rate swap agreement indexed to one-month Term SOFR (subject to a floor of 0.75%) in order to manage our risk from fluctuations in one-month Term SOFR above the 0.75% floor.

The key terms of the swap outstanding as of June 30, 2024 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
February 2021	February 9, 2021	$1,350.0	2.34150%	February 9, 2026

See Item 1 of Part I, Financial Statements - Note 11, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See "Constant Currency Revenue." While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the six months ended June 30, 2024, we recognized foreign currency transaction losses of $0.1 million within "Other income (expense), net" in our Condensed Consolidated Statements of Comprehensive Income (Loss). As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. In the six months ended June 30, 2024, we expensed approximately $22 million for utility companies to power our data centers, representing approximately 2% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

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

Not Applicable.

Use of Proceeds

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2024, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6 – EXHIBITS

Exhibit Number		Exhibit Description
10.1	*†	Rackspace Technology, Inc. Amendment No. 3 to 2020 Equity Incentive Plan
10.2	*†	Form of Restricted Stock Unit Award Agreement between Rackspace Technology, Inc. and certain of its executive officers under the 2020 Equity Incentive Plan.
10.3	*†	Form of Cash-Settled Performance Award Agreement between Rackspace Technology, Inc. and certain of its executive officers under the 2020 Equity Incentive Plan.
10.4	*†	Form of Long-Term Cash-Settled Performance Award Agreement between Rackspace Technology, Inc. and certain of its directors under the 2020 Equity Incentive Plan.
31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RACKSPACE TECHNOLOGY, INC.

Date:	August 9, 2024	By:	/s/ Mark Marino
Mark Marino
Chief Financial Officer