Form 10-K
period 2024-12-31
Rackspace Technology, Inc.
filed 2025-03-21
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of our most recently completed second fiscal quarter, was $201 million based upon the closing price of such shares on the Nasdaq Stock Market LLC on such date.

On March 17, 2025, 237,306,679 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

RACKSPACE TECHNOLOGY, INC.

COMMONLY USED OR DEFINED TERMS

Term	Definition
2017 Incentive Plan	Rackspace Technology, Inc. Equity Incentive Plan
2020 Incentive Plan	Rackspace Technology, Inc. 2020 Equity Incentive Plan
3.50% FLSO Senior Secured Notes	First lien second out senior secured notes due 2028
3.50% FLSO Senior Secured Notes Indenture	Indenture governing the 3.50% FLSO Senior Secured Notes
3.50% Notes Indenture	Indenture governing the 3.50% Senior Secured Notes
3.50% Senior Secured Notes	3.50% Senior Secured Notes due 2028
5.375% Notes Indenture	Indenture governing the 5.375% Senior Notes
5.375% Senior Notes	5.375% Senior Notes due 2028
ABRY	ABRY Partners, LLC and ABRY Partners II, LLC, collectively
AI	Artificial intelligence
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
APJ	Asia Pacific and Japan
Apollo	Apollo Global Management, Inc. and its subsidiaries
Apollo Global Securities	Apollo Global Securities, LLC
ASC	Accounting Standards Codification
ASC 420	Accounting Standards Codification No. 420, Exit or Disposal Cost Obligations
ASC 606	Accounting Standards Codification No. 606, Revenue from Contracts with Customers
ASC 842	Accounting Standards Codification No. 842, Leases
ASC 860	Accounting Standards Codification No. 860, Transfers and Servicing
ASU	Accounting Standards Update
AWS	Amazon Web Services
Board	Board of Directors of Rackspace Technology, Inc.
Citi	Citibank, N.A.
Datapipe	Datapipe Parent, Inc.
E.U.	European Union
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Lien Credit Agreement	Credit agreement governing the Senior Facilities
FLFO Term Loan Facility	First lien first out senior secured term loans
FLSO Term Loan Facility	First lien second out senior secured term loans
GAAP	Accounting principles generally accepted in the United States of America
Incentive Plans	2017 Incentive Plan and 2020 Incentive Plan, together
Inception Parent	Inception Parent, Inc.
Indentures	5.375% Notes Indenture, 3.50% Notes Indenture and 3.50% FLSO Senior Secured Notes Indenture, together
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
July 2021 Restructuring Plan	Internal restructuring plan committed to on July 21, 2021
Just Analytics	Just Analytics Pte. Ltd.
LIBOR	London Interbank Offered Rate

MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MEIA	Master Economic Incentives Agreement
MOIC	Multiple of invested capital
Nasdaq	Nasdaq Stock Market LLC
New First Lien Credit Agreement	Credit agreement governing the New Senior Facilities
New Revolving Credit Facility	Senior secured first lien first out revolving credit facility
New Senior Facilities	FLFO Term Loan Facility, FLSO Term Loan Facility and New Revolving Credit Facility, together
PNC	PNC Bank, National Association
PSUs	Performance stock units
R&D	Research and development
Rackspace Acquisition	November 3, 2016 acquisition of Rackspace Hosting, Inc. (now named Rackspace Technology Global, Inc.) by Inception Parent, Inc.
Rackspace Hosting	Rackspace Hosting, Inc.
Rackspace Technology	Rackspace Technology, Inc.
Rackspace Technology Global	Rackspace Technology Global, Inc.
Rackspace US	Rackspace US, Inc.
Rackspace Finance	Rackspace Finance, LLC
Rackspace Finance Holdings	Rackspace Finance Holdings, LLC
Receivables Purchase Facility	Accounts receivable purchase agreement entered into on September 29, 2023
Revolving Credit Facility	Senior secured first lien revolving credit facility
RSUs	Restricted stock units
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Facilities	Term Loan Facility and prior Revolving Credit Facility, together
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
SPV	Special purpose vehicle
SSP	Standalone selling price
Term Loan Facility	Senior secured first lien term loan facility
U.K.	United Kingdom
U.S.	United States

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

PART I
ITEM 1 – BUSINESS

Overview

Rackspace Technology is a leading end-to-end, hybrid cloud and AI solutions company. We design, build, and operate our customers’ cloud environments across all major technology platforms, irrespective of technology stack or deployment model. We partner with our customers at every stage of their cloud journey, enabling them to modernize applications, build new products and, adopt innovative technologies.

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

The recent growth of GenAI is fueling demand for increased compute, storage, and connectivity. We anticipate this secular trend to continue for the foreseeable future. The industry is rapidly evolving its solutions to accelerate AI in the enterprise.

The hybrid cloud paradigm brings additional complexity for businesses moving to the cloud.

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
As a result, businesses quickly find themselves in a hybrid cloud paradigm that includes two or more hyperscaler platforms, private cloud and data and applications that are hosted on-premises or in a colocation or managed hosting facility. In such a complex environment, even the most sophisticated IT organizations at the largest multinational companies require outside resources to manage their hybrid cloud strategy.

Rackspace Technology is a leading hybrid cloud and AI solutions company.

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

Our team of 5,100 highly skilled Rackers, including consultants and engineers, partners with companies at every stage of their cloud transformation journey and helps them:

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
•modernize their data systems to be ready for advanced analytics and AI;
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

•focusing solely on the cloud as the only pure play hybrid cloud solutions company;

•automating much of the manual labor to reduce cost for our customers;
•providing our renowned Fanatical Experience for our customers;
•maintaining close relationships with the major cloud providers – AWS, Google Cloud, Microsoft Azure, VMware by Broadcom, and Dell Technologies;
•providing a full suite of cloud services across public and private cloud, as well as managed hosting and colocation services, so that enterprises can cost-effectively maintain legacy applications that are not cloud-ready while migrating their business to the cloud gradually; and
•providing services that span the life cycle of transformation from Day 0 - Strategy, Day 1 – Transformation, and Day 2 – Run Operations.
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

Rackspace Fabric includes automation that ranges from service delivery to self-healing infrastructure, giving us the ability to anticipate and proactively respond to opportunities and threats. It ensures consistency in our customers’ experiences and allows our Rackers to automate key service and application management processes, freeing up resources to focus on strategic, high-value business opportunities. This drives an efficient business model that has generated revenue per employee of over $500,000 for the years ended December 31, 2023 and 2024, which we believe is ahead of our competitors and in-line with leading SaaS companies.

Our go-to-market and service-delivery strategy.

Our business benefits from a highly efficient go-to-market strategy. Our sales efforts are led primarily by a team of over 400 quota-bearing representatives and customer success managers. Our ecosystem of partners serves as an extension of our direct sales force, providing a source of additional new business opportunities. Our customer engagement model begins with our professional services, where we partner with a customer to assess its objectives and design the best cloud strategy to meet its needs, and continues with our flexible recurring service offerings.

We deliver our services to a global customer base through an integrated service delivery model. We have a presence in more than 60 cities around the world. This footprint allows us to better serve customers based in various countries, especially multinational companies requiring cross-border solutions.

Our success has been recognized by third parties and customers alike. We served over 81,000 customers across 120 countries as of December 31, 2024. We are recognized in leading analyst firm reports, including the Gartner Magic Quadrant and Critical Capabilities for Public Cloud IT Transformation Services, IDC Marketscape: Worldwide Cloud Professional Services Vendor Assessment, IDC Marketscape: Middle East and Africa Cloud Professional Services Vendor Assessment, PeMa Quadrant: Gen AI Services Providers, and multiple ISG Provider Lens reports focused on Public Cloud and Private/Hybrid Cloud and Data Center Solutions. In 2024 we received the following Provider Lens Leader designations for reports by ISG, a leading global technology research and advisory firm: Multi Public Cloud Services and Solutions, Cybersecurity Solutions and Services, Google Cloud Partner Ecosystem, AWS Partner Ecosystem, Microsoft Partner Ecosystem and Private/Hybrid Cloud - Data Center Services.

In addition, we have also received several industry partner awards including being awarded 3x Partner of the Year for Google- including the 2020 Google Cloud Breakthrough North America Partner of the Year Award, 2021, AWS Migration Partner of the Year (US), 2021, VMware CloudHealth Global Partner of the Year, 2021, and Dell Technologies Global Alliances – Excellence in Expansion, EMEA Award 2021. In 2023 we received several industry partner awards including AWS SI Partner of the Year - NAMER, AWS Sustainability Partner of the Year - NAMER and AWS Education Partner of the Year – EMEA and VMware 2023 Lifecycle Services Award for the Americas Region, Dell Technologies Excellence in Server and Storage Sales, Americas and 2023 Microsoft Partner of the Year Azure Intelligent Data Platform, Data & AI- Singapore. In 2024, we were recognized as a strategic partner with Microsoft in Data & AI, and a Ready-Tier partner for Copilot Jumpstart. We achieved the AWS Small and Medium Business Competency and AWS Generative AI Competency and joined the AWS Generative AI Partner Innovation Alliance as a launch partner. We also received the Dell Technologies Global Alliances Service Provider of the Year, Americas. In addition, we received the Sustainability Impact Award from SustainableIT.org.

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

Today, we are a trusted partner to the global cloud ecosystem. We maintain close relationships with major cloud infrastructure and application vendors, enabling us to provide our customers with complete, unbiased hybrid cloud services, all through our single customer interface.

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

We offer professional services across our entire portfolio, including hybrid solutions, AI, applications, security and data. As part of our professional services process, we meet customers at every stage of their cloud journey and design solutions focused on modernizing their infrastructure and applications to enhance the value of their cloud technologies. This process often serves as the starting point for new business opportunities; following our initial professional services engagement, a customer will typically use any combination of our managed services under long-term contracts, and will often use our professional services multiple times as their technology needs continue to evolve. For some new customer relationships, the early stages of the relationship can be weighted toward infrastructure revenue; in these cases, our customer success sales team is tasked with up-selling and cross-selling additional services, including professional services, to enhance the overall customer relationship.

Our Technology Platform

Our technology platform is at the center of the Fanatical Experience that we deliver to customers. Our technologies focus on removing the complexities of hybrid deployments, unifying compelling aspects of the experience for our customers and enabling us to deliver scalable solutions.

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
•Self-service APIs enable our customers to access data and resources programmatically, extending our automation and service delivery into their native tools and processes. We support integration with our ticketing systems to enable two-way integrated support workflows and billing system integration to enable access to consolidated billing data in hybrid cloud environments. Additionally, our pre-built integration with ServiceNow enables enterprise customers to simplify connectivity between our tools and ServiceNow.
•Rackspace Technology digital web portals service over 500,000 active monthly users and support product specific self-service, insights, account management, security management, ticketing and billing. These portals are unified with our custom framework and design language, Pilot and Helix, providing a consistent experience and integrated navigation between our product lines and features. Our custom identity management system authenticates access to our user interfaces and APIs. This includes federation capabilities to integrate with our customers’ identity providers.
•Unified billing enables us to deliver an integrated single invoice for customers across all cloud deployments. Our systems extract and rerate bills from public cloud hyperscalers and merge data from our products and services to generate a single invoice each month, while applying sophisticated billing and discount models.
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
•expanding automation to drive operational effectiveness and continuous process improvement for ourselves and our customers while remaining ahead of the competition in automation and building on our advantage; and
•focusing on a holistic strategy enabling optionality for our customers on their AI journey through innovative services and solutions and supporting inferencing and fine-tuning workloads with hybrid AI infrastructure. Additionally, we are implementing AI to enhance cloud optimization and management, incorporating AI into our operations and business, driving AI powered insights.

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
•Traditional global IT systems integrators, such as Accenture, Atos, Capgemini, Cognizant, Deloitte, DXC Technology and Kyndryl, offer consulting and outsourcing, in a labor-intensive model, for large enterprise customers. Many of these businesses largely support legacy technologies and, where cloud capabilities exist, legacy revenue streams disincentivize these companies from fully embracing cloud technologies.
•Cloud service providers and digital systems integrators provide either consultation and implementation services for digital workflows or cloud services for a single cloud vendor. The solutions offered by these companies are often narrow in scope and are not well-suited for companies with complex hybrid cloud objectives.
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

•Geography. We serve a global customer base. As of December 31, 2024, we served over 81,000 customers in over 120 countries.
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

We have low customer concentration; no customer represented 5% or more of our total revenue in 2024.

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

Sales and Delivery

Our services are sold via a global direct sales team of over 170 sales representatives and over 570 service delivery managers as of December 31, 2024, through third-party channel partners and through online orders on our website. Our sales model is based on both distributed and centralized sales teams with leads generated from customer referrals, channel partners and corporate marketing efforts.

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

Our Customer Success team includes over 320 Rackers and engages in client relationship, contract management, managing deliverables, client retention and growth of our install base. This team is responsible for understanding the existing customers’ changing business needs and translating them into IT requirements, resulting in successful project execution or alignment of our other service offerings.

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

Our Rackers are passionate about serving our communities as well. Rackspace Technology provides a minimum of 40 hours of paid time for each Racker to volunteer annually, with over 22,000 volunteer hours logged for the year ended December 31, 2024. The Rackspace Foundation, a Racker-funded nonprofit organization, has been supporting underserved San Antonio-area schools through charitable grants since 2008.

Our Employees

As of December 31, 2024, we employed approximately 5,100 Rackers in 23 countries, including 1,900 Rackers in North America, 900 Rackers in EMEA, and 2,300 Rackers in APJ. Of our North American Rackers, approximately 400 work from our corporate headquarters in San Antonio, Texas. As of December 31, 2024, approximately 70% of all Rackers were classified as work-from-home. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages.

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

We incurred net losses of $804.8 million, $837.8 million and $858.2 million in the fiscal years ended December 31, 2022, 2023 and 2024, respectively. We may not be able to achieve profitability in the future or on a consistent basis. We have incurred substantial expenses and expended significant resources to market, promote, and sell our services, and we have substantial debt service payments. Our ability to achieve or maintain profitability will depend on our ability to increase our revenue, manage our cost structure, and avoid significant liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including general macroeconomic conditions, increasing competition, or a decrease in the growth of the markets in which we operate. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. Any failure to increase our revenue or manage our expenses could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition and results of operations to suffer.

We may be required to recognize goodwill, intangible assets or other long-lived asset impairment charges.

Goodwill and indefinite-lived intangible assets are not amortized and are subject to impairment testing at least annually. Prior events have and future events may, cause impairments of our goodwill or long-lived assets based on factors such as the price of our common stock, projected cash flows, assumptions used or other variables.

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
•traditional global IT systems integrators, including large multi-national providers, such as Accenture, Atos, Capgemini, Cognizant, Deloitte, DXC Technology and Kyndryl;

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

Cyber-attacks have become more prevalent in our industry, and the techniques used to sabotage or obtain unauthorized access to systems are constantly expanding and evolving. Malicious actors are increasingly sophisticated in their methods, tactics, techniques and procedures, seeking to steal money, gain unauthorized access to, destroy or manipulate data, and disrupt operations, and some of their attacks may not be recognized or discovered until launched or after initial entry into the environment, such as novel or zero-day attacks that are launched before patches are available and defenses can be readied. Malicious actors are also increasingly developing methods to avoid prevention, detection and alerting capabilities, including employing counter-forensic tactics, making response activities more difficult. Like many companies, we have experienced these attacks, including a ransomware incident that caused service disruptions for our Hosted Exchange customers, as previously disclosed in December 2022. When these cyber-attacks occur, we respond to these incidents pursuant to our cybersecurity policies and procedures and in accordance with the law. Our cybersecurity policies and procedures are designed to protect against and mitigate harm from unauthorized access, infrastructure attacks, malicious file attacks, ransomware, data theft, bugs, worms, malicious software programs, remnant data exposure, computer viruses, denial-of-service attacks, accidents, employee error or malfeasance, intentional misconduct by computer “hackers,” state-sponsored cyber-attacks and attempts by outside parties to fraudulently induce our employees or customers to disclose or grant access to our data or our customers’ data. Our current cybersecurity framework is governed and overseen by the Chief Security Officer (“CSO”). The Audit Committee of our Board receives regular cybersecurity updates. When necessary, our internal incident response team engages with external advisors, including outside counsel or outside cybersecurity firms to investigate and remediate.

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

We do not own the facilities occupied by our current data centers but occupy them pursuant to commercial leasing arrangements. The initial terms of our main existing data center leases expire over the next 14 years. Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. Even if we are able to renew the leases on our existing data centers, we expect that rental rates, which will be determined based on then-prevailing market rates with respect to the renewal option periods and which will be determined by negotiation with the landlord after the renewal option periods, will be higher than rates we currently pay under our existing lease agreements. Migrations to new facilities could also be expensive and present technical challenges that may result in downtime for our affected customers or loss of data. There can also be no assurances that our plans to mitigate customer downtime for affected customers will be successful. This could damage our reputation and lead us to lose current and potential customers, which could harm our business, financial condition and results of operations.

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

In addition, our Board has adopted a code of conduct that applies to all of our directors, officers and employees which, among other things, sets forth our policies regarding the protection of customer, third party, proprietary and confidential information. We also make public statements about our use and disclosure of personal information through information provided on our website, press statements and our privacy policies, and we have a Chief Privacy Officer that oversees our compliance with these policies. Although we endeavor to comply with our public statements and documentation, including our code of conduct and privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices.

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

We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. These regulations and laws may cover taxation, privacy, data protection, pricing, content, intellectual property and proprietary rights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications, consumer protection, web services, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, the characteristics and quality of services, machine learning and AI. These laws can be costly to comply with, can be a significant diversion to management’s time and effort and can subject us to claims or other remedies, as well as negative publicity. Many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues that the Internet and related technologies currently produce. Some of the laws that do reference the Internet and related technologies have been and continue to be interpreted by the courts, but their applicability and scope remain largely uncertain.

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

We consume a large quantity of power to operate our data centers and as such are exposed to risk associated with fluctuations in the price of power. During 2024, we incurred approximately $40 million in costs to power our data centers. We anticipate an increase in our consumption of power in the future if our private cloud sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Certain of our data centers are located within deregulated energy markets. Power costs have historically tracked the general costs of energy and continued increases in electricity costs may negatively impact our gross margins. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption. If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost. Therefore, increases in our power costs could result in lower gross margins and materially and adversely impact our results of operations.

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

Third-party claims of intellectual property or proprietary right infringement, misappropriation or other violation are commonplace in technology-related industries. Companies in the technology industry, holding companies, non-practicing entities and other adverse intellectual property owners who may or may not have relevant service revenue, but are seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, service marks and trade secrets and frequently make claims of allegations of infringement, misappropriation or other violations of intellectual property and proprietary rights and may pursue litigation against us. These or other parties have claimed in the past, and could claim in the future, that we have misappropriated, violated, infringed or misused intellectual property proprietary rights. Additionally, as we expand our use of AI, there may be uncertainty regarding intellectual property ownership and license rights of AI algorithms and content generated by AI, and we may become subject to similar claims of infringement in the future. We could incur substantial costs in defending any such litigation, and any such litigation, regardless of merit or outcome, could be time consuming and expensive to settle or litigate and could divert the attention of our technical and management personnel and could harm our business, results of operations and reputation. An adverse determination in any such litigation could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe, misappropriate or otherwise violate, which could be costly, time-consuming or impossible, or require us to obtain a costly and/or unfavorable license. Certain of our agreements with our customers and other third parties include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of intellectual property rights. For any intellectual property or proprietary right claim against us or our customers or such other third parties, we may also have to pay damages (including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s rights), indemnify our customers or such other third parties against damages or stop using technology or intellectual property found to be in violation of a third party’s rights, which could harm our business. We may be unable to replace or obtain a license for those technologies with technologies that have the same features or functionality and that are of equal quality and performance standards on commercially reasonable terms or at all. Licensing replacement technologies and intellectual property may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. We may also be required to develop alternative technology and intellectual property that is non-infringing, misappropriating or violating, which could require significant effort, time and expense and ultimately may not be an alternative that functions as well as the original or is accepted in the marketplace.

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

Changes in cross border trade policies, including the imposition of tariffs and the resulting consequences, may have a material and adverse impact on our business, financial condition and results of operations.

The U.S. government has an evolving approach to cross border trade policy and in some cases it may seek to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements. It has also imposed and may continue to impose additional tariffs on certain foreign goods, including information and communication technology products. These measures may materially increase costs for goods imported into the U.S. This in turn could mean that a larger portion of our customers’ IT spending will be made on hardware costs and less will be available to spend on our services, which could adversely affect our business, financial condition and results of operations. In addition, non-U.S. governments have imposed and may continue to impose tariffs (including retaliatory tariffs) on the import of U.S. goods, which could similarly impact the amount of IT spending available to customers located outside of the U.S. In particular, geopolitical and trade tensions between the U.S. and China have been escalating and it is difficult to predict what further trade-related actions the U.S. and other governments may take, whether the new 2025 U.S. administration may heighten tensions and the longer-term implications of trade-related actions on various market opportunities.

Risks Related to Our Indebtedness

Our substantial indebtedness could materially and adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

We are a highly leveraged company. As of December 31, 2024, we had $2,449.4 million face value of outstanding indebtedness, in addition to $375.0 million of undrawn commitments under the New Revolving Credit Facility and $23.5 million of letters of credit issued thereunder. Our outstanding indebtedness as of December 31, 2024 included $272.9 million of borrowings under the FLFO Term Loan Facility, $1,626.8 million of borrowings under the FLSO Term Loan Facility, $61.8 million of borrowings under the Term Loan Facility, $318.6 million of 3.50% FLSO Senior Secured Notes, $125.4 million of 5.375% Senior Notes, and $43.9 million of 3.50% Senior Secured Notes. For the years ended December 31, 2023 and 2024, we made total debt service payments, consisting of required principal and interest payments, of approximately $200.7 million and $162.1 million, respectively, which represented 53.5% and 406.2%, respectively, of our cash flow from operations (or 36.3% and 88.9%, respectively, of our cash flow from operations calculated prior to any deductions for cash interest payments).

Our substantial indebtedness could have important consequences. For example, it could:
•limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;
•make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

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
•prevent us from repurchasing or repaying our senior notes or credit facilities upon certain change of control events, which would result in an event of default under the agreements governing such debt; or
•expose us to the risk of increased interest rates, as certain of our borrowings, including borrowings under the New Senior Facilities and Senior Facilities, are at variable rates of interest.
In addition, many of our debt instruments contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.
Despite our substantial indebtedness, we may still be able to incur significantly more debt, including secured debt, which could intensify the risks associated with our indebtedness.

We and our subsidiaries may be able to incur substantial indebtedness in the future. Although the terms of many of our debt instruments contain restrictions on our subsidiaries’ ability to incur additional indebtedness (including secured indebtedness), these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred (including secured indebtedness) in compliance with these restrictions could be substantial. In addition, these restrictions do not prevent us from incurring indebtedness or our subsidiaries from incurring obligations that do not constitute indebtedness under the terms of such instruments. To the extent that we incur additional indebtedness or such other obligations, the risk associated with our substantial indebtedness as described above under the risk factor “Our substantial indebtedness could materially and adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments,” including our potential inability to service our debt, will increase.

As of December 31, 2024, we had $375.0 million available for additional borrowing under the New Revolving Credit Facility portion of our New Senior Facilities (with $23.5 million of letters of credit issued thereunder), all of which would be secured.

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
•our future ability to refinance or restructure our existing debt obligations, which depends on among other things, the condition of the capital markets, our financial condition and the terms of existing or future debt agreements; and
•our future ability to borrow under our New Revolving Credit Facility, the availability of which depends on, among other things, our compliance with the covenants in the New First Lien Credit Agreement.

We cannot be certain that our business will generate cash flow from operations, or that we will be able to draw under our New Revolving Credit Facility or otherwise, in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient to service our indebtedness and other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We cannot be certain that we will be able to restructure or refinance any of our debt on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations when due. Our equityholders, including Apollo and its affiliates, have no continuing obligation to provide us with debt or equity financing. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would result in a material and adverse effect on our financial condition and results of operations.

If we cannot make scheduled payments on our indebtedness, we will be in default, and holders of our notes and the lenders under our credit facilities could declare all outstanding principal and interest to be due and payable, the lenders under our credit facilities could terminate their commitments to loan money, our secured lenders and holders of our secured notes could foreclose against the assets securing their indebtedness and we could be forced into bankruptcy or liquidation.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our debt agreements contain, and any other existing or future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our subsidiaries’ ability to, among other things:

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
In addition, the New Revolving Credit Facility requires us to comply with a super-priority net senior secured leverage ratio under certain circumstances.
As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. A failure to comply with the covenants could result in an event of default under the applicable agreements governing such indebtedness, which, if not cured or waived, could have a material and adverse effect on our business, financial condition and results of operations. In the event of any such event of default, the lenders under the New Senior Facilities and the Senior Facilities, as applicable:

•will not be required to lend any additional amounts to us;

•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit;
•could require us to apply our available cash to repay these borrowings; or
•could effectively prevent us from making debt service payments on the 3.50% FLSO Senior Secured Notes, the 5.375% Senior Notes and the 3.50% Senior Secured Notes;
any of which could result in an event of default under the 3.50% FLSO Senior Secured Notes Indenture, 5.375% Notes Indenture and the 3.50% Notes Indenture.

Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our credit facilities and any of our other existing or future secured indebtedness could proceed against the collateral granted to them. We have pledged substantially all of our assets as collateral under the New Senior Facilities and the Senior Facilities.

If any of our outstanding indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the New Senior Facilities and the Senior Facilities are at variable rates of interest and expose us to interest rate risk. As of December 31, 2024, assuming the New Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the New Senior Facilities and the Senior Facilities. We have entered into, and in the future we may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, we currently do not maintain interest rate swaps with respect to all our variable rate indebtedness, and any swaps we have or may enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.

The New Senior Facilities and the Senior Facilities carry floating interest rates that are tied to SOFR. The Federal Reserve Bank of New York, as administrator of SOFR, may make methodological or other changes that could change the value of SOFR, including changes related to the method by which SOFR is calculated, eligibility criteria applicable to the transactions used to calculate SOFR or timing related to the publication of SOFR. If the manner in which SOFR is calculated is changed, that change may result in a change in the amount of our annual interest expense on our indebtedness under the New Senior Facilities and the Senior Facilities.

Any downgrade in our credit ratings could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.

Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt. Our outstanding debt under the New Senior Facilities, the Senior Facilities, the 3.50% FLSO Senior Secured Notes, the 5.375% Senior Notes and the 3.50% Senior Secured Notes currently has non-investment grade ratings. Certain of these organizations have downgraded our credit ratings in the past. There can be no assurance that any rating assigned to any of our debt securities or loans will remain in effect for any given period or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.

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

As of December 31, 2024, we had 232.2 million shares of common stock issued and approximately 28.6 million shares of common stock underlying outstanding options and restricted stock under the 2017 Incentive Plan and the 2020 Incentive Plan, and we have reserved an additional 42.1 million shares of common stock for issuance under the 2020 Incentive Plan and 8.3 million shares of common stock for issuance under the ESPP and we may be required to issue additional shares of common stock to an affiliate of ABRY under the merger agreement related to the acquisition of Datapipe. In addition, certain of our existing stockholders, including Apollo and ABRY, have certain rights to require us to register the sale of common stock held by them including in connection with underwritten offerings. Additionally, we filed a registration statement in respect of all shares of common stock that we may issue under the 2017 Incentive Plan, the 2020 Incentive Plan and the ESPP. After registration, these shares can be freely sold in the public market upon issuance. Sales of significant amounts of stock in the public market upon expiration of applicable lock-up agreements, the perception that such sales may occur, or early release of any lock-up agreements, could adversely affect prevailing market prices of our common stock or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.

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

As of December 31, 2024, Apollo beneficially owned approximately 57% of the voting power of our outstanding common stock. Therefore, individuals affiliated with Apollo will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, entering into significant corporate transactions such as mergers, tender offers, the sale of all or substantially all of our assets and issuance of additional debt or equity. The interests of Apollo and its affiliates could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change in control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as Apollo continues to directly or indirectly beneficially own a significant amount of our equity, even if such amount is less than 50%, Apollo will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions. Apollo also has a right to nominate a number of directors comprising a percentage of our Board in accordance with their beneficial ownership of the voting power of our outstanding common stock (rounded up to the nearest whole number), which currently represents at least a majority of our Board. In addition, we have an executive committee that serves at the discretion of our Board and includes two members nominated by Apollo, who are authorized to take actions (subject to certain exceptions) that they reasonably determine are appropriate.

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

Apollo controls a majority of the voting power of our outstanding voting stock, and as a result we are a controlled company within the meaning of the Nasdaq’s corporate governance standards. Under the Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

•a majority of the Board consist of independent directors;
•the nominating and corporate governance committee be composed entirely of independent directors or otherwise require that the nominees for directors are determined or recommended to our Board by the independent members of our Board pursuant to a formal resolution addressing the nominations process and such related matters as may be required under the federal securities laws; and
•the compensation committee be composed entirely of independent directors.
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

We do not anticipate paying any dividends in the foreseeable future on our common stock. We intend to retain all future earnings for the operation and expansion of our business and the repayment of outstanding debt. Our New Senior Facilities, Senior Facilities and the Indentures contain, and any future indebtedness likely will contain, restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to pay dividends and make other restricted payments.

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

Governance

Board Oversight

The Audit Committee of our Board oversees our cybersecurity risk. The Audit Committee receives regular cybersecurity specific updates from management (including our CSO and/or other key personnel), typically on a quarterly basis, about the prevention, detection, mitigation, and remediation of cybersecurity threats and cybersecurity incidents, as well as the evolving cybersecurity landscape, recent program enhancements and other relevant topics. The Audit Committee reports to our Board and a number of our Audit Committee and Board members have experience in assessing and managing cybersecurity risks. In addition to this regular reporting, significant cybersecurity risks or threats may also be escalated to the Audit Committee and/or the Board on an as-needed basis.

Management’s Role

Our CSO leads our overall cybersecurity function and supervises our cybersecurity team’s efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents. She provides regular updates directly to the Audit Committee, typically on a quarterly basis. She has over 20 years of experience in information security leadership positions, including with large technology and healthcare companies as well as several large financial institutions. She holds a Bachelor of Science from Arizona State University and has been with us since 2019.

Our CSO reports to our President – Artificial Intelligence, Technology and Sustainability, who has been a Chief Information Officer or Chief Technology Officer of two other large publicly traded companies. He provides overall leadership and guidance for the company’s technology department, including the cybersecurity team. He holds a Master of Business Administration in international business from The Ohio State University, a Master of Computer Applications in computer science from the University of Mumbai, a Bachelor of Science in physics from the University of Madras and has been with us since 2021.

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

ITEM 2 – PROPERTIES

Office Space

In March 2024, we completed the sale of our former corporate headquarters facility in Windcrest, Texas, which is in the San Antonio, Texas area. The property consisted of 1.2 million square feet. During the second quarter of 2024, the lease for our new corporate headquarters, signed in February 2023, commenced. The lease agreement is for approximately 93,000 square feet of office space in San Antonio, Texas, and has an initial lease term of 11 years, with three 5-year renewal options. In addition to our corporate headquarters, we lease office locations throughout the U.S., Europe, the Asia Pacific Region, Mexico and other locations throughout the world. To retain operational flexibility, we are increasingly utilizing shorter-term shared office facilities rather than entering into traditional longer-term office leases.

Data Centers

As of December 31, 2024, we leased data centers located across the U.S., the U.K., Hong Kong, Australia and other locations throughout the world.

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

Holders of Record

As of March 17, 2025, there were 13 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Dividend Policy

We have not to date paid any cash dividends on our common stock and we currently do not intend to pay cash dividends on our common stock in the foreseeable future. However, we may, in the future, decide to pay dividends on our common stock. Any declaration and payment of cash dividends in the future, if any, will be at the discretion of our Board and will depend upon such factors as earnings levels, cash flows, capital requirements, levels of indebtedness, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements and any other factors deemed relevant by our Board.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 5, 2020 (the date our common stock commenced trading on the Nasdaq) and December 31, 2024 with the cumulative total return of (i) the Standard & Poor's ("S&P") 500 Index and (ii) the S&P 500 Information Technology Index over the same period. All values assume the investment of $100 in our common stock and both of the other indices on August 5, 2020 and assumes the reinvestment of dividends. The graph uses the closing market price on August 5, 2020 of $16.39 per share as the initial value of our common stock. The comparisons shown below are based upon historical data. We caution that the stock price performance shown is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Company/Index	August 5, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Rackspace Technology, Inc.	$100.00	$116.29	$82.18	$18.00	$12.20	$13.48
S&P 500 Index	$100.00	$112.87	$143.22	$115.38	$143.33	$176.74
S&P 500 Information Technology Index	$100.00	$114.45	$152.62	$108.50	$169.69	$230.24

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

Overview

We are a leading end-to-end, hybrid cloud and AI solutions company. We design, build and operate our customers’ cloud environments across all major technology platforms, irrespective of technology stack or deployment model. We partner with our customers at every stage of their cloud journey, enabling them to modernize applications, build new products and adopt innovative technologies. We serve our customers with a unique combination of proprietary technology resulting from over $1 billion of investment and services expertise from a team of highly skilled consultants and engineers. And we provide our customers with unbiased expertise and technology solutions, delivered over the world’s leading cloud services, all wrapped in Fanatical Experience.

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

Our team of 5,100 highly skilled Rackers, including consultants and engineers, partners with companies at every stage of their cloud transformation journey

We deliver our services to a global customer base through an integrated service delivery model. We have a presence in more than 60 cities around the world. This footprint allows us to better serve customers based in various countries, especially multinational companies requiring cross-border solutions. We have a strong presence with customers of all sizes, including enterprise businesses (revenue in excess of $3 billion), mid-market businesses (revenue of $300 million to $3 billion) and commercial customers (revenue less than $300 million).

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

Our Public Cloud segment is a services-centric, capital-light model providing value-added cloud solutions through managed services, Elastic Engineering and professional services offerings for customer environments hosted on the AWS, Microsoft Azure and Google Cloud public cloud platforms. Our Private Cloud segment is a technology-forward, capital-intensive model providing managed service offerings for customer environments hosted in one of our data centers as well as in those owned by customers or by third parties such as colocation providers. Private Cloud also includes our legacy OpenStack Public Cloud business that we ceased to actively market to customers in 2017. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 16, "Segment Reporting" for additional information about our segments.

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2024

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Year Ended December 31,				Year-Over-Year Comparison
	2023		2024
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$2,957.1	100.0%	$2,737.1	100.0%	$(220.0)	(7.4)%
Cost of revenue	(2,328.3)	(78.7)%	(2,203.7)	(80.5)%	124.6	(5.4)%
Gross profit	628.8	21.3%	533.4	19.5%	(95.4)	(15.2)%
Selling, general and administrative expenses	(767.2)	(25.9)%	(707.6)	(25.9)%	59.6	(7.8)%
Impairment of goodwill	(708.8)	(24.0)%	(714.9)	(26.1)%	(6.1)	0.9%
Impairment of assets, net	(52.2)	(1.8)%	(20.0)	(0.7)%	32.2	(61.7)%
Loss from operations	(899.4)	(30.4)%	(909.1)	(33.2)%	(9.7)	1.1%
Other income (expense):
Interest expense	(221.6)	(7.5)%	(98.0)	(3.6)%	123.6	(55.8)%
Gain on investments, net	0.3	0.0%	0.1	0.0%	(0.2)	(66.7)%
Gain on debt extinguishment, net of debt modification costs	271.3	9.2%	147.2	5.4%	(124.1)	(45.7)%
Other expense, net	(5.0)	(0.2)%	(21.7)	(0.8)%	(16.7)	NM
Total other income (expense)	45.0	1.5%	27.6	1.0%	(17.4)	(38.7)%
Loss before income taxes	(854.4)	(28.9)%	(881.5)	(32.2)%	(27.1)	3.2%
Benefit for income taxes	16.6	0.6%	23.3	0.8%	6.7	40.4%
Net loss	$(837.8)	(28.3)%	$(858.2)	(31.4)%	$(20.4)	2.4%
NM = not meaningful.

Revenue

Revenue decreased $220 million, or 7.4%, to $2,737 million in 2024 from $2,957 million in 2023. Revenue declined due to decreases in both Private Cloud and Public Cloud revenue, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue decreased 7.7%. The following table presents revenue growth by segment:

	Year Ended December 31,		% Change
(In millions, except %)	2023	2024	Actual	Constant Currency (1)
Public Cloud	$1,742.7	$1,682.6	(3.4)%	(3.5)%
Private Cloud	1,214.4	1,054.5	(13.2)%	(13.6)%
Total	$2,957.1	$2,737.1	(7.4)%	(7.7)%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in 2024 decreased 3.4% on an actual basis and 3.5% on a constant currency basis, from 2023. The decline was due to weaker demand for services in the earlier part of the year.

Private Cloud revenue in 2024 decreased 13.2% on an actual basis and 13.6% on a constant currency basis, from 2023, due to customers rolling off legacy private cloud offerings.

Cost of Revenue

Cost of revenue decreased $125 million, or 5%, to $2,204 million in 2024 from $2,328 million in 2023. The decrease in cost of revenue was primarily due to an increase in the useful life of certain customer gear assets, as discussed in Item 8 of Part II, Financial Statements and Supplementary Data - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies", which resulted in a decline in depreciation expense between periods. Additionally, a reduction in headcount drove a decrease in personnel costs. Also contributing to the reduction in cost of revenue was license expense due to decreased usage between periods.

As a percentage of revenue, cost of revenue increased 180 basis points in 2024 to 80.5% from 78.7% in 2023, as the decline in revenue outpaced the decrease in cost of revenue. Usage charges for third-party infrastructure drove a 370 basis point increase. The decrease in other expenses, discussed above, partially offset the increase.

Gross Profit

Our gross profit was $533 million in 2024, a decrease of $95 million from $629 million in 2023. Our gross margin was 19.5% in 2024, a decrease of 180 basis points from 21.3% in 2023.

Selling, General and Administrative Expenses

SG&A expenses decreased $60 million, or 8%, to $708 million in 2024 from $767 million in 2023. 2023 includes $12 million of expense recognized for a UK office that we exited in the second quarter of 2023, prior to the lease end date. Further contributing to the decrease year-over-year was additional insurance recovery proceeds related to the Hosted Exchange incident received in the current period. In addition, personnel costs decreased due to a reduction in salaries driven by lower headcount and decreases in severance and commissions expense, partially offset by an increase in non-equity incentive compensation. Other non-personnel cost fluctuations included lower professional fees, a reduction in depreciation and amortization expense, and business optimization related expenses between periods. We also had an increase in the gain on sale of certain assets which further contributed to the reduction in SG&A expenses.

SG&A expenses as a percentage of revenue was 25.9% for 2024 and 2023.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $909 million in 2024 compared to $899 million in 2023. Our Non-GAAP Operating Profit was $106 million in 2024, a decrease of $52 million from $157 million in 2023. Non-GAAP Operating Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Year Ended December 31,
(In millions)	2023	2024
Loss from operations	$(899.4)	$(909.1)
Share-based compensation expense	65.4	63.4
Transaction-related adjustments, net (a)	5.2	5.2
Restructuring and transformation expenses (b)	56.7	58.5
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	(4.8)	(1.4)
Impairment of goodwill	708.8	714.9
UK office closure (c)	12.1	—
Impairment of assets, net	52.2	20.0
Amortization of intangible assets (d)	161.0	154.1
Non-GAAP Operating Profit	$157.2	$105.6

(a)
Includes legal, professional, accounting and other advisory fees related to acquisitions, integration costs of acquired businesses, purchase accounting adjustments, and exploratory acquisition and divestiture costs and expenses related to financing activities.

(b)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock. The year ended December 31, 2024 also includes a $9.0 million MEIA early termination fee associated with the sale of our corporate headquarters in March 2024.

(c)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.
(d)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Year Ended December 31,				Year-Over-Year Comparison
(In millions, except %)	2023		2024
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$81.8	4.7%	$44.2	2.6%	$(37.6)	(46.0)%
Private Cloud	343.0	28.2%	294.4	27.9%	(48.6)	(14.2)%
Corporate functions	(267.6)		(233.0)		34.6	(12.9)%
Non-GAAP Operating Profit	$157.2		$105.6		$(51.6)	(32.8)%

Public Cloud operating profit decreased 46% in 2024 from 2023. Segment operating profit as a percentage of segment revenue decreased by 210 basis points, reflecting a 3% decrease in segment revenue, partially offset by a 1% decrease in segment operating expenses.

Private Cloud operating profit decreased 14% in 2024 from 2023. Segment operating profit as a percentage of segment `revenue decreased by 30 basis points, due to a 13% decrease in segment revenue; inline with a 13% decrease in segment operating expenses. The decrease in operating expenses was largely driven by a reduction in depreciation expense due to an increase in the useful life of certain customer gear assets, as discussed in “Cost of Revenue” above. Also contributing to the reduction in Private Cloud operating expenses was a decrease in license expense and personnel costs between periods.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 13% in 2024 due to a reduction in depreciation and amortization expense driven by certain assets reaching the end of their useful life. Additionally, our continued focus on cost management further contributed to the cost reduction.

For more information about our segment operating profit, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 16, "Segment Reporting."

Impairment of Goodwill

We recorded a total of $715 million and $709 million in non-cash goodwill impairment charges in 2024 and 2023, respectively.

In connection with the preparation of the March 2024 Refinancing Transactions that were completed in March and April 2024, as further described in Item 8 of Part II, Financial Statements and Supplementary Data - Note 7, "Debt", we updated our internal forecasts. As of February 29, 2024, we assessed our Board approved 2024 internal budget along with several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of our current and forecasted operating margins and cash flows, budgeted-to-actual performance, timing of the expected effects of our strategic initiatives, overall change in economic climate, changes in the industry and competitive environment, changes to our risk-adjusted discount rates and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of February 29, 2024. The results of this goodwill impairment analysis indicated an impairment of goodwill within our Public Cloud and Private Cloud reporting units of $385 million and $188 million, respectively, recorded in the first quarter of 2024.

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

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 6, "Goodwill and Intangible Assets" for further discussion.

Impairment of Assets, Net

We recorded a total of $20 million and $52 million in net asset impairment charges in 2024 and 2023, respectively.

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

In addition, during 2023, we recorded a $5 million net increase in the estimated fair value, less estimated cost to sell, of our corporate headquarters which was classified as held for sale under GAAP as of December 31, 2022.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 5, "Property, Equipment and Software, net" and Note 6, "Goodwill and Intangible Assets" for further discussion.

Interest Expense

Interest expense decreased $124 million, or 56%, to $98 million in 2024 from $222 million in 2023, primarily due to the accounting for contractual interest payments on debt instruments entered into as part of the March 2024 Refinancing Transactions, portions of which are recorded as a reduction of related premiums and not as interest expense, which reduces interest expense relative to contractual interest cost.

Gain on Debt Extinguishment, Net of Debt Modification Costs

We recorded $80 million gain on debt extinguishment, net of debt modification costs in 2024 related to the March 2024 Refinancing Transactions. In addition, we recorded $67 million total gain on debt extinguishment related to repurchases of an aggregate $92 million principal amount of 3.50% FLSO Senior Secured Notes, FLSO Term Loan Facility, and 5.375% Senior Notes in 2024.

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

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 7, "Debt" for further discussion.

Other Expense, Net

The increase in other expense, net to $22 million in 2024 from $5 million in 2023 is primarily due to a full year of costs incurred in 2024 related to the Receivables Purchase Facility entered into in September 2023.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 3, "Sale of Receivables" for further discussion regarding the Receivables Purchase Facility.

Benefit for Income Taxes

Our income tax benefit increased by $7 million to $23 million in 2024 from $17 million in 2023. Our effective tax rate increased from 1.9% in 2023 to 2.6% in 2024. The increase in the effective tax rate year-over-year is primarily due to the tax impact associated with goodwill impairments recorded in both the first and third quarters of 2024 as well as goodwill impairments recorded in 2023, the majority of which were nondeductible for income tax purposes, and the income tax benefit of $103 million related to the March 2024 Refinancing Transactions discussed above. The difference between the effective tax rate and the statutory rate in 2024 is primarily due to the tax impact associated with changes in the valuation allowance, the tax impact associated with the goodwill impairments recorded in the first and third quarters of 2024, the majority of which were nondeductible for income tax purposes, and the tax impact of the March 2024 Refinancing Transactions.

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

Revenue was not materially impacted by foreign currency fluctuations as revenue on a constant currency basis also declined 5.3%. The following table presents revenue growth by segment:

	Year Ended December 31,		% Change
(In millions, except %)	2022	2023	Actual	Constant Currency (1)
Public Cloud	$1,738.5	$1,742.7	0.2%	0.3%
Private Cloud	1,383.8	1,214.4	(12.2)%	(12.3)%
Total	$3,122.3	$2,957.1	(5.3)%	(5.3)%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in 2023 increased 0.2% on an actual basis and 0.3% on a constant currency basis, from 2022. Underlying growth was driven by both the acquisition of new customers and increased spend by existing customers, partially offset by cancellations by existing customers. Offerings in this segment with the strongest growth include infrastructure resale on AWS, Microsoft Azure and Google Cloud.

Private Cloud revenue in 2023 decreased 12.2% on an actual basis and 12.3% on a constant currency basis, from 2022, due to customers rolling off old generation private cloud offerings, expected decline in legacy OpenStack offerings, and the impact from the December 2022 Hosted Exchange ransomware incident.

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

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $899 million in 2023 compared to $679 million in 2022. Our Non-GAAP Operating Profit was $157 million in 2023, a decrease of $162 million from $319 million in 2022. Non-GAAP Operating Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Year Ended December 31,
(In millions)	2022	2023
Loss from operations	$(679.0)	$(899.4)
Share-based compensation expense	69.5	65.4
Transaction-related adjustments, net (a)	11.0	5.2
Restructuring and transformation expenses (b)	64.6	56.7
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	5.9	(4.8)
Impairment of goodwill	534.5	708.8
UK office closure (c)	—	12.1
Impairment of assets, net	146.1	52.2
Amortization of intangible assets (d)	166.8	161.0
Non-GAAP Operating Profit	$319.4	$157.2

(a)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, and exploratory acquisition and divestiture costs and expenses related to financing activities.
(b)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock. This amount also includes total charges of $5.2 million for the year ended December 31, 2022 related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

(c)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.
(d)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Year Ended December 31,				Year-Over-Year Comparison
(In millions, except %)	2022		2023
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$120.7	6.9%	$81.8	4.7%	$(38.9)	(32.2)%
Private Cloud	496.2	35.9%	343.0	28.2%	(153.2)	(30.9)%
Corporate functions	(297.5)		(267.6)		29.9	(10.1)%
Non-GAAP Operating Profit	$319.4		$157.2		$(162.2)	(50.8)%

Public Cloud operating profit decreased 32% in 2023 from 2022. Segment operating profit as a percentage of segment revenue decreased by 220 basis points, reflecting a 3% increase in segment operating expenses as segment revenue growth remained relatively flat. The increase in costs was mainly driven by higher third-party infrastructure costs due to the increase in revenue, partially offset by a decrease in personnel costs.

Private Cloud operating profit decreased 31% in 2023 from 2022. Segment operating profit as a percentage of segment revenue decreased by 770 basis points, due to a 12% decrease in segment revenue, partially offset by a 2% decrease in segment operating expenses. The decrease in costs was mainly driven by a reduction in personnel costs.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 10% in 2023 primarily due to a decline in depreciation expense as certain property, equipment, and software reached the end of its useful life.

For more information about our segment operating profit, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 16, "Segment Reporting."

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

Update to Non-GAAP Financial Measures

Beginning in the fourth quarter of 2024, we have updated the presentation of our non-GAAP financial measures to no longer exclude certain cash compensation paid to employees who remain employed with Rackspace which were previously included in “special bonuses and other compensation expenses” and “restructuring and transformation expenses” line items of our reconciliations. Additionally, we have removed “special bonuses and other compensation expenses” line item and the remaining adjustments are now presented within “restructuring and transformation expenses” line item. All prior period Non-GAAP Gross Profit, Non-GAAP Net Income (Loss), Non-GAAP Operating Profit, Adjusted EBITDA and Non-GAAP Earnings (Loss) Per Share financial measures have been recasted to reflect current period presentation.

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

The following tables present, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Year Ended December 31, 2023	Year Ended December 31, 2024			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$1,742.7	$1,682.6	$(1.4)	$1,681.2	(3.4)%	(3.5)%
Private Cloud	1,214.4	1,054.5	(5.6)	1,048.9	(13.2)%	(13.6)%
Total	$2,957.1	$2,737.1	$(7.0)	$2,730.1	(7.4)%	(7.7)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

	Year Ended December 31, 2022	Year Ended December 31, 2023			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$1,738.5	$1,742.7	$0.4	$1,743.1	0.2%	0.3%
Private Cloud	1,383.8	1,214.4	(1.2)	1,213.2	(12.2)%	(12.3)%
Total	$3,122.3	$2,957.1	$(0.8)	$2,956.3	(5.3)%	(5.3)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

Non-GAAP Gross Profit

We present Non-GAAP Gross Profit in this MD&A because we believe the measure is useful in analyzing trends in our underlying, recurring gross margins. We define Non-GAAP Gross Profit as gross profit, adjusted to exclude the impact of share-based compensation expense, purchase accounting-related effects, certain business transformation-related costs, and costs related to the Hosted Exchange incident.

The table below presents a reconciliation of gross profit to Non-GAAP Gross Profit:

	Year Ended December 31,
(In millions)	2022	2023	2024
Gross profit	$856.9	$628.8	$533.4
Share-based compensation expense	11.6	9.1	7.6
Purchase accounting impact on expense (a)	2.7	2.6	1.8
Restructuring and transformation expenses (b)	8.7	17.9	19.8
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	0.2	0.3	—
Non-GAAP Gross Profit	$880.1	$658.7	$562.6

(a)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
(b)
Adjustment for the impact of business transformation and optimization activities, as well as associated severance, certain facility closure costs and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock. The year ended December 31, 2022 also includes certain costs associated with the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs.

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

We define Non-GAAP Net Income (Loss) as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, the amortization of acquired intangible assets, goodwill and asset impairment charges, costs related to the closure of a UK office, the interest expense impact from the March 2024 Refinancing Transactions, and certain other non-operating, non-recurring or non-core gains and losses, as well as the tax effects of these non-GAAP adjustments.

We define Non-GAAP Operating Profit as income (loss) from operations adjusted to exclude the impact of non-cash charges for share-based compensation, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, the amortization of acquired intangible assets, goodwill and asset impairment charges, costs related to the closure of a UK office, and certain other non-operating, non-recurring or non-core gains and losses.

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, costs related to the closure of a UK office, certain other non-operating, non-recurring or non-core gains and losses, interest expense, expenses for our Receivables Purchase Facility, income taxes, depreciation and amortization, and goodwill and asset impairment charges.

Non-GAAP Operating Profit and Adjusted EBITDA are management’s principal metrics for measuring our underlying financial performance. Non-GAAP Operating Profit and Adjusted EBITDA, along with other quantitative and qualitative information, are also the principal financial measures used by management and our Board in determining performance-based compensation for our management and key employees.

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

Net loss reconciliation to Non-GAAP Net Income (Loss)

	Year Ended December 31,
(In millions)	2022	2023	2024
Net loss	$(804.8)	$(837.8)	$(858.2)
Share-based compensation expense	69.5	65.4	63.4
Transaction-related adjustments, net (a)	11.0	5.2	5.2
Restructuring and transformation expenses (b)	64.6	56.7	58.5
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	5.9	(4.8)	(1.4)
Impairment of goodwill	534.5	708.8	714.9
UK office closure (c)	—	12.1	—
Impairment of assets, net	146.1	52.2	20.0
Net (gain) loss on divestiture and investments (d)	0.2	(0.3)	(0.1)
Gain on debt extinguishment, net of debt modification costs	—	(271.3)	(147.2)
Interest expense impact from the March 2024 Refinancing Transactions (e)	—	—	(72.9)
Other adjustments (f)	10.0	(1.0)	1.2
Amortization of intangible assets (g)	166.8	161.0	154.1
Tax effect of non-GAAP adjustments (h)	(121.7)	1.7	(1.0)
Non-GAAP Net Income (Loss)	$82.1	$(52.1)	$(63.5)

Net loss reconciliation to Adjusted EBITDA

	Year Ended December 31,
(In millions)	2022	2023	2024
Net loss	$(804.8)	$(837.8)	$(858.2)
Share-based compensation expense	69.5	65.4	63.4
Transaction-related adjustments, net (a)	11.0	5.2	5.2
Restructuring and transformation expenses (b)	64.6	56.7	58.5
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	5.9	(4.8)	(1.4)
Impairment of goodwill	534.5	708.8	714.9
UK office closure (c)	—	12.1	—
Impairment of assets, net	146.1	52.2	20.0
Net (gain) loss on divestiture and investments (d)	0.2	(0.3)	(0.1)
Gain on debt extinguishment, net of debt modification costs	—	(271.3)	(147.2)
Other expense, net (i)	10.0	5.0	21.7
Interest expense	208.5	221.6	98.0
Benefit for income taxes	(92.9)	(16.6)	(23.3)
Depreciation and amortization (j)	387.5	366.4	293.3
Adjusted EBITDA	$540.1	$362.6	$244.8

(a)
Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, and exploratory acquisition and divestiture costs and expenses related to financing activities.

(b)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock. The year ended December 31, 2022 includes charges of $5.2 million related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs. In addition, the year ended December 31, 2024 includes a $9.0 million MEIA early termination fee associated with the sale of our corporate headquarters in March 2024.

(c)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.
(d)	Includes gains and losses on investment and from dispositions.
(e)
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

(i)	Primarily consists of foreign currency gains and losses and expense related to our Receivables Purchase Facility.
(j)	Excludes accelerated depreciation expense related to facility closures.

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

	Year Ended December 31,
(In millions, except per share amounts)	2022	2023	2024
Net loss attributable to common stockholders	$(804.8)	$(837.8)	$(858.2)
Non-GAAP Net Income (Loss)	$82.1	$(52.1)	$(63.5)

Weighted average number of shares - Diluted	211.2	215.3	224.8
Effect of dilutive securities (a)	1.3	3.1	10.7
Non-GAAP weighted average number of shares - Diluted	212.5	218.4	235.5

Net loss per share - Diluted	$(3.81)	$(3.89)	$(3.82)
Per share impacts of adjustments to net loss (b)	4.20	3.65	3.54
Per share impacts of shares dilutive after adjustments to net loss (a)	0.00	0.00	0.01
Non-GAAP Earnings (Loss) Per Share	$0.39	$(0.24)	$(0.27)

(a)
Reflects impact of awards that would have been anti-dilutive to net loss per share, and therefore not included in the calculation, but would be dilutive to Non-GAAP Earnings (Loss) Per Share and are therefore included in the share count for purposes of this non-GAAP measure. Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock units (including performance-based restricted stock units) or purchases under the ESPP, as well as contingent shares associated with our acquisition of Datapipe. Certain of our potential common share equivalents are contingent on certain investment funds managed by affiliates of Apollo achieving pre-established performance targets based on a MOIC, which are included in the denominator for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

(b)
Reflects the aggregate adjustments made to reconcile Non-GAAP Net Income (Loss) to our net loss, as noted in the above table, divided by the GAAP diluted number of shares outstanding for the relevant period.

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the New Revolving Credit Facility. As of December 31, 2024, the New Revolving Credit Facility provided for up to $375 million of borrowings, none of which was drawn and outstanding as of December 31, 2024. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

On March 3, 2022, our Board authorized a program to repurchase up to $75 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws. During the year ended December 31, 2022, we repurchased $31 million, or 3.1 million shares, of our common stock on the open market under this program. No shares were repurchased during the year ended December 31, 2023 and the program authorization expired on September 30, 2023.

On September 29, 2023, indirect subsidiaries of the company entered into a revolving agreement where a bankruptcy-remote SPV can sell accounts receivable, based upon the face amount of eligible receivables in the collateral pool, up to an aggregate maximum limit of $300 million to a financial institution on a recurring basis in exchange for cash. On February 12, 2024, the revolving agreement was amended to include certain international subsidiaries of the company as parties to the agreement and Rackspace Receivables Canada Limited, a Canadian indirect subsidiary of the company, was established as an SPV.

At December 31, 2024, we held $144 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $92 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $56 million outstanding with respect to these arrangements as of December 31, 2024. We may choose to utilize these various sources of funding in future periods. Refer to Item 8 of Part II, Financial Statements and Supplementary Data - Note 9, "Financing Obligations" for more information regarding financing obligations.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $480 million outstanding with respect to operating and finance lease agreements as of December 31, 2024. We may choose to utilize such leasing arrangements in future periods. Refer to Item 8 of Part II, Financial Statements and Supplementary Data - Note 8, "Leases" for more information regarding our operating and finance leases.

As of December 31, 2024, we had $2,449 million aggregate principal amount outstanding under the FLSO Term Loan Facility, the FLFO Term Loan Facility, the Term Loan Facility, 3.50% FLSO Senior Secured Notes, 5.375% Senior Notes, and 3.50% Senior Secured Notes, with $375 million of borrowing capacity available under the New Revolving Credit Facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

Refer to Item 8 of Part II, Financial Statements and Supplementary Data - Note 7, “Debt,” for more information regarding the March 2024 Refinancing Transactions and the related accounting impacts.

New Debt Instruments

New Senior Facilities

On March 12, 2024, Rackspace Finance Holdings, Rackspace Finance, the lenders and issuing banks party thereto and Citi, as the administrative agent and collateral agent, entered into the credit agreement governing the FLSO Term Loan Facility, FLFO Term Loan Facility and New Revolving Credit Facility (together, the “New Senior Facilities”) (the “New First Lien Credit Agreement”).

FLSO Term Loan Facility

Rackspace Finance issued the FLSO Term Loan Facility in an aggregate principal amount of $1,687 million. The FLSO Term Loan Facility matures on May 15, 2028.

As of December 31, 2024, the contractual interest rate on the FLSO Term Loan Facility was 7.35%. We are required to make quarterly principal payments of $4 million, which began on March 31, 2024.

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

During the year ended December 31, 2024, Rackspace Finance repurchased and surrendered for cancellation an aggregate $43 million principal amount of the FLSO Term Loan Facility for $21 million.

As of December 31, 2024, $1,627 million in aggregate principal amount of the FLSO Term Loan Facility remained outstanding.

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

As of December 31, 2024, the contractual interest rate on the FLFO Term Loan Facility was 10.85%. We are required to make quarterly principal payments of $0.7 million, which began on June 30, 2024.

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

As of December 31, 2024, $273 million aggregate principal amount of the FLFO Term Loan Facility remained outstanding.

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

As of December 31, 2024, we had total commitments of $375 million, no outstanding borrowings under the New Revolving Credit Facility, and $24 million of letters of credit issued thereunder. As such, as of December 31, 2024, we had $375 million of available commitments remaining.

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

During the year ended December 31, 2024, Rackspace Finance repurchased and surrendered for cancellation $46 million principal amount of the 3.50% FLSO Senior Secured Notes for $19 million, including accrued interest of $0.4 million.

As of December 31, 2024, $319 million aggregate principal amount of the 3.50% FLSO Senior Secured Notes were outstanding.

Existing Debt Instruments

Senior Facilities

On February 9, 2021, we amended and restated the First Lien Credit Agreement, which included a new seven-year $2,300 million Term Loan Facility and the prior Revolving Credit Facility, which we refer to together as the Senior Facilities. The Term Loan Facility will mature on February 15, 2028 and the prior Revolving Credit Facility was set to mature on August 7, 2025.

On April 26, 2023, we executed an amendment to our First Lien Credit Agreement to establish Term SOFR as the benchmark rate for determining the applicable interest rate, replacing LIBOR.

Borrowings under the Senior Facilities bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) Term SOFR equal to the forward-looking term rate, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, for the interest period relevant to such borrowing, plus a credit spread adjustment of 0.11% for an interest period of one-month's duration, 0.26% for an interest period of three-months' duration, and 0.43% for an interest period of six-months' duration, subject to a 0.75% floor, in the case of the Term Loan Facility, and a 1.00% floor, in the case of the prior Revolving Credit Facility, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate last quoted by The Wall Street Journal and (iii) adjusted Term SOFR for a one-month tenor plus 1.00%.

The applicable margin for the Term Loan Facility is 2.75% for SOFR loans and 1.75% for base rate loans and the applicable margin for the Revolving Credit Facility was 3.00% for SOFR loans and 2.00% for base rate loans. Interest is due at the end of each interest period elected, not exceeding 90 days, for SOFR loans and at the end of every calendar quarter for base rate loans.

The Revolving Credit Facility also included a commitment fee equal to 0.50% per annum in respect of the unused commitments that was due quarterly. This fee was subject to one step-down based on the net first lien leverage ratio.

In addition to the quarterly amortization payments discussed above, our Senior Facilities require us to make certain mandatory prepayments, including using (i) a portion of annual excess cash flow, as defined in the First Lien Credit Agreement, to prepay the Term Loan Facility, (ii) net cash proceeds of certain non-ordinary assets sales or dispositions of property to prepay the Term Loan Facility and (iii) net cash proceeds of any issuance or incurrence of debt not permitted under the Senior Facilities to prepay the Term Loan Facility. We can make voluntary prepayments at any time without penalty.

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

As a result of the March 2024 Refinancing Transactions, discussed above, over 97% of the $2,181 million aggregate principal amount of the Term Loan Facility outstanding as of December 31, 2023 was exchanged or purchased for cancellation.

As of December 31, 2024, the interest rate on the Term Loan Facility was 7.35% and the outstanding principal balance was $62 million. We are required to make quarterly principal payments of $0.2 million, with the balance due at maturity on February 15, 2028.

We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the Term Loan Facility that result from fluctuations in Term SOFR. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 14, "Derivatives" for more information on the interest rate swap agreements.

In conjunction with the March 2024 Refinancing Transactions, the prior Revolving Credit Facility was replaced in full by the New Revolving Credit Facility.

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

As a result of the March 2024 Refinancing Transactions, over 91% of the $514 million aggregate principal amount of the 3.50% Senior Secured Notes outstanding as of December 31, 2023 was exchanged or purchased for cancellation.

As of December 31, 2024, $44 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

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

As part of the March 2024 Refinancing Transactions, we repurchased and cancelled $69 million aggregate principal amount of the 5.375% Senior Notes during the year ended December 31, 2024.

In addition, during the year ended December 31, 2024, Rackspace Technology Global repurchased and surrendered for cancellation $3 million principal amount of 5.375% Senior Notes for $1 million.

As of December 31, 2024, $125 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

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

The Indentures contain covenants that, among other things, limit our subsidiaries' ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the Indentures. Additionally, upon the occurrence of a change of control (as defined in the Indentures), we will be required to make an offer to repurchase all of the outstanding 3.50% FLSO Senior Secured Notes, 5.375% Senior Notes and 3.50% Senior Secured Notes at a price in cash equal to 101.000% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date.

Our “consolidated EBITDA,” as defined under our debt instruments, is calculated in the same manner as our Adjusted EBITDA, presented elsewhere in this report, except that our debt instruments allow us to adjust for additional items, including certain start-up costs, and to give pro forma effect to acquisitions, including resulting synergies, and internal cost savings initiatives. In addition, under the Indentures, the calculation of consolidated EBITDA does not take into account substantially any changes in GAAP subsequent to the date of issuance, whereas under the New Senior Facilities and Senior Facilities, the calculation of consolidated EBITDA takes into account the impact of certain changes in GAAP subsequent to December 1, 2020 other than with respect to capital leases.

As of December 31, 2024, we were in compliance with all covenants under the New Senior Facilities, the Senior Facilities and the Indentures.

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

As of December 31, 2024, the New Credit Group had total assets of $3,008 million and total liabilities of $3,809 million, which included total debt of $2,556 million. The financial information for the New Credit Group differs from the financial information for the company and its consolidated subsidiaries primarily because Rackspace Technology Global has (i) debt that is not guaranteed by the New Credit Group, which debt was $229 million as of December 31, 2024, and (ii) Rackspace Technology Global is the party to the interest rate swap which had a net asset value of $26 million as of December 31, 2024.

Capital Expenditures

The following table sets forth a summary of our total capital expenditures for the periods indicated:

	Year Ended December 31,
(In millions)	2022	2023	2024
Customer gear (1)	$83.7	$115.3	$88.8
Data center build outs (2)	4.2	2.9	1.2
Office build outs (3)	0.1	1.8	0.3
Capitalized software and other projects (4)	53.8	61.3	46.1
Total capital expenditures	$141.8	$181.3	$136.4
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

The $40 million increase and $45 million decrease in capital expenditures from 2022 to 2023 and from 2023 to 2024, respectively, was primarily driven by purchases of customer gear originally intended to support a specific new customer during the first quarter of 2023. This new customer did not materialize as expected; however, the gear is fungible and has been redeployed to support other business requirements. This gear was acquired through a finance lease.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Year Ended December 31,
(In millions)	2022	2023	2024
Cash provided by operating activities	$246.7	$374.9	$39.9
Cash used in investing activities	$(97.9)	$(96.0)	$(86.6)
Cash used in financing activities	$(187.0)	$(312.8)	$(3.0)

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

Net cash provided by operating activities for 2024 decreased $335 million, or 89%, from 2023. The reduction in operating cash between periods was primarily driven by $209 million of cash proceeds received during 2023 related to the sale of our receivables, an increase of $98 million of operating expenses between periods, $32 million in third party fees paid in connection with the March 2024 Refinancing Transactions, and a $9 million early termination fee associated with the sale of our corporate headquarters in the first quarter of 2024.

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

Net cash used in investing activities for 2024 decreased $9 million, or 10%, from 2023, primarily due to $17 million of net proceeds received in the current year from the March 2024 sale of our corporate headquarters facility. In addition, there was a $7 million increase in cash from other investing activities largely due to the sale of property and equipment between periods. These cash inflows were partially offset by a $14 million increase in cash purchases of property, equipment, and software from 2023 to 2024.

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

Net cash used in financing activities for 2024 decreased $310 million, or 99%, from 2023. The change was primarily driven by an increase in proceeds of $275 million from the new FLFO Term Loan Facility as part of the March 2024 Refinancing Transactions compared to $50 million of debt proceeds in 2023, a reduction in debt repayments of $79 million, and a $23 million decrease in principal payments of finance lease liabilities between periods. This activity was partially offset by $22 million of payments related to debt extinguishment costs.

Net cash used in financing activities for 2023 increased $126 million, or 67% from 2022. The change was driven by a $169 million increase in net payments related to long-term debt between periods as 2023 includes $121 million of 5.375% Senior Note repurchases, $18 million of 3.50% Senior Secured Note repurchases, and $30 million of Term Loan Facility repurchases, while 2022 only includes quarterly principal payments on our Term Loan Facility. In addition, there was a $13 million increase in finance lease principal payments between periods. Partially offsetting these drivers was $31 million in common stock share repurchases during 2022 as part of the program authorized in March 2022 and a $26 million reduction in principal payments of financing obligations.

Off-Balance Sheet Arrangements

On September 29, 2023, Rackspace US and Rackspace Receivables II, LLC, a bankruptcy-remote SPV, each an indirect subsidiary of the company, entered into the Receivables Purchase Facility with PNC. The Receivables Purchase Facility allows the SPV to sell and/or contribute accounts receivable up an aggregate maximum limit of $300 million to PNC on a revolving basis. On February 12, 2024, the Receivables Purchase Facility was amended to include certain international subsidiaries of the company as parties to the agreement and Rackspace Receivables Canada Limited, a Canadian indirect subsidiary of the company, was established as an SPV.

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

We estimate the fair values of our reporting units and the Rackspace trade name using the discounted cash flow method and relief-from-royalty method, respectively. These calculations require the use of significant estimates and assumptions, such as: (i) the royalty rate; (ii) the estimation of future revenue growth rates, projected gross profit margins, projected operating costs, projected EBITDA margins, and projected capital expenditures, which are dependent on internal cash flow forecasts; (iii) estimation of the terminal growth rates; and (iv) determination of the risk-adjusted discount rates. The discount rates used are based on our weighted average cost of capital and are adjusted for risks and uncertainties inherent in our business and in our estimation of future cash flows. As part of the goodwill impairment test, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units, including OpenStack Public Cloud. The estimates and assumptions used to calculate the fair value of our reporting units and the Rackspace trade name from year to year are based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could produce materially different results.

For the quantitative goodwill impairment analysis, we utilized the income approach to determine the fair value of our reporting units. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows. The discounted cash flow models reflect our assumptions and considerations regarding revenue growth rates, projected gross profit margins, projected operating costs, projected EBITDA margins, projected capital expenditures, risk-adjusted discount rates, terminal period growth rates, and economic market trends. The terminal period growth rate is selected based on economic conditions and consideration of growth rates used in the forecast period and historical performance of the reporting unit.

February 29, 2024 Assessment

In connection with the preparation of the debt refinancing transactions that were completed in March and April 2024, as further described in Item 8 of Part II, Financial Statements and Supplementary Data - Note 7, “Debt”, we updated our internal forecasts. Our updated internal forecasts considered our year-to-date operating performance, current customer bookings and revised expectations based on current performance, revisions to our expected growth and timing of such growth based on current and expected performance, current customer retention rates, revisions to the timing of the expected effects of our strategic initiatives and overall related risks, including macroeconomic factors, to achieving our forecasts. Our Board reviewed and approved our internal budget for fiscal year 2024 on February 28, 2024. As of February 29, 2024, we assessed our Board approved 2024 internal budget along with several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of our current and forecasted operating margins and cash flows, budgeted-to-actual performance, timing of the expected effects of our strategic initiatives, overall change in economic climate, changes in the industry and competitive environment, changes to our risk-adjusted discount rates and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of February 29, 2024.

For the quantitative goodwill impairment analysis performed as of February 29, 2024, we utilized a range of our weighted-average cost of capital of 13.0% to 14.0% as our base rate, which was then subsequently risk-adjusted to determine the discount rate used for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of February 29, 2024. As a result, we determined that the carrying amount of our Public Cloud and Private Cloud reporting units exceeded their fair value. We recorded a goodwill impairment charge of $385 million and $188 million for Public Cloud and Private Cloud, respectively, during the first quarter of 2024, which is included in "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss. The impairment was driven by the company's cash flow projections as revised in the first quarter of 2024 to reflect current market conditions and expected business performance, including strategic business shifts and the timing when the benefits of such shifts will be realized.

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

For the quantitative goodwill impairment analysis performed as of September 30, 2024, we utilized a range of our weighted-average cost of capital of 12.0% to 13.0% as our base rate, which was then subsequently risk-adjusted to determine the discount rate used for each reporting unit. After determining the fair value of our reporting units, we reconciled the combined fair value of the reporting units to the company's market capitalization as of September 30, 2024. As a result, we determined that the carrying amount of our Public Cloud and Private Cloud reporting units exceeded their fair value. We recorded a goodwill impairment charge of $69 million and $73 million for Public Cloud and Private Cloud, respectively, during the third quarter of 2024, which is included in "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss. The impairment was driven by the company's cash flow projections as revised in the third quarter of 2024 to reflect expected realization of business performance, including strategic business shifts and the timing when the benefits of such shifts will be realized.

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

October 1, 2024 Assessment

In connection with our annual impairment analysis as of October 1, 2024, we completed a quantitative goodwill impairment analysis. The results of the quantitative goodwill impairment analysis performed as of October 1, 2024 indicated no impairment charges to our Private Cloud or Public Cloud reporting units.

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

October 1, 2023 Assessment

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

September 1, 2022 Assessment

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

October 1, 2022 Assessment

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

December 31, 2022 Assessment

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

As of December 31, 2024, the carrying amount of goodwill was $735.7 million.

Indefinite-Lived Intangible Assets

Year Ended December 31, 2024

As of February 29, 2024 and September 30, 2024, due to the factors discussed above, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method. Significant estimates and assumptions included in the relief from royalty method are expectations of revenue growth rates, and selection of royalty rate and discount rate. We utilized a royalty rate of 0.5% for both periods and a discount rate of 13.7% as of February 29, 2024 and 12.4% as of September 30, 2024. We completed the quantitative assessments of our indefinite-lived intangible asset prior to testing our goodwill for impairment as of September 30, 2024, which did not indicate any impairment of the Rackspace trade name.

The quantitative test as of February 29, 2024 indicated that the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $20 million non-cash impairment charge during the first quarter of 2024 which is included in "Impairment of assets, net" in our Consolidated Statements of Comprehensive Loss.

Year Ended December 31, 2023

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

Year Ended December 31, 2022

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

The fair value determination of our reporting units and our indefinite-lived intangible asset is judgmental in nature and requires the use of estimates and assumptions that are sensitive to changes. Assumptions include estimation of the royalty rate for the trade name, estimation of future revenue growth rates, projected gross profit margins, projected operating costs, projected EBITDA margins, projected capital expenditures, which are dependent on internal cash flow forecasts, estimation of the terminal growth rates and determination of risk-adjusted discount rates. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) volatility in the equity and debt markets or other macroeconomic factors, (ii) an increase in the weighted-average cost of capital due to further increases in interest rates, (iii) decrease in future cash flows due to lower than expected sales, or (iv) fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations. Accordingly, if our current cash flow assumptions are not realized, we experience further sustained declines in our stock price or market capitalization, or increases in costs of capital, it is possible that an additional impairment charge may be recorded in the future, which could be material.

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

Our effective tax rates may differ from the statutory rate for various reasons, including differences due to the tax impact of foreign operations, state taxes, contingency reserves for uncertain tax positions, certain benefits realized related to share-based compensation, executive compensation that is nondeductible under IRC Section 162(m), changes in the valuation of our deferred tax assets or liabilities, goodwill impairments, or from changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are periodically subject to examination of our income tax returns in the U.S., U.K., India, and other countries. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) issued model rules for a new global minimum tax framework (Pillar Two). Governments in many of the countries where we operate have issued, or are in the process of issuing, legislation on this rule. As of December 31, 2024, our company is subject to Pillar Two legislation in certain jurisdictions where we operate. We have evaluated the potential impact of Pillar Two and it did not have a material impact on the company’s results of operations in 2024. Although we do not currently expect that Pillar Two will have a material impact on our future results of operations, we will continue to evaluate the potential impact on future periods of the “Pillar Two” framework as additional guidance is released and additional countries may adopt this legislation.

For a description of accounting pronouncements recently adopted and issued, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities and New Senior Facilities, which includes our $375 million New Revolving Credit Facility and $1,962 million outstanding under the Term Loan Facility, FLSO Term Loan Facility and FLFO Term Loan Facility. As of December 31, 2024, there were no outstanding borrowings under the New Revolving Credit Facility and therefore our only variable-rate debt outstanding was the $1,962 million outstanding under the Term Loan Facility, FLSO Term Loan Facility and FLFO Term Loan Facility. As of December 31, 2024, assuming the New Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities and New Senior Facilities.

Our Term Loan Facility, FLSO Term Loan Facility and FLFO Term Loan Facility bear interest at an annual rate equal to an applicable margin plus one-month Term SOFR, subject to a 0.75% floor. We have entered into an interest rate swap agreement indexed to one-month Term SOFR (subject to a floor of 0.75%) in order to manage our risk from fluctuations in one-month Term SOFR above the 0.75% floor.

The key terms of the swap outstanding as of December 31, 2024 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
February 2021	February 9, 2021	$1,350.0	2.34150%	February 9, 2026

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 14, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See “Constant Currency Revenue.” While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. During 2024, we recognized foreign currency transaction losses of $2 million within "Other expense, net" in our Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. During 2024, we expensed approximately $40 million for utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RACKSPACE TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rackspace Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rackspace Technology, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Interim Goodwill Impairment Assessments - Private Cloud and Public Cloud Reporting Units

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated net goodwill balance was $735.7 million as of December 31, 2024, and the goodwill associated with the Private Cloud and Public Cloud reporting units was $594.1 million and $141.6 million, respectively. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment at the reporting unit level. Management conducts impairment testing on an annual basis as of October 1st or more frequently if events or circumstances indicate a potential impairment. During the first and third quarters of 2024, management determined it appropriate to perform interim quantitative assessments of the reporting units as of February 29, 2024 and September 30, 2024 after considering all available evidence in the evaluation of goodwill impairment indicators. As a result of the quantitative assessments performed as of February 29, 2024 and September 30, 2024, management recorded non-cash impairment charges of $187.8 million and $72.5 million, respectively, for the Private Cloud reporting unit and $385.4 million and $69.2 million, respectively, for the Public Cloud reporting unit. Management estimated the fair values of each of the reporting units using the income approach, specifically the discounted cash flow method. The discounted cash flow models reflect management’s assumptions and considerations regarding revenue growth rates, projected gross profit margins, project operating costs, projected EBITDA margins, projected capital expenditures, risk-adjusted discount rates, terminal period growth rates, and economic market trends.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments of the Private Cloud and Public Cloud reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Private Cloud and Public Cloud reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, projected EBITDA margins, projected capital expenditures, risk-adjusted discount rates and terminal period growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Private Cloud and Public Cloud reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the Private Cloud and Public Cloud reporting units; (ii) evaluating the appropriateness of the discounted cash flow models used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, projected EBITDA margins, projected capital expenditures, risk-adjusted discount rates and terminal period growth rates. Evaluating the reasonableness of the revenue growth rates, projected EBITDA margins, and projected capital expenditures assumptions involved considering (i) the current and past performance of the Private Cloud and Public Cloud reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow models and (ii) the reasonableness of the risk-adjusted discount rates and terminal period growth rates assumptions.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
March 20, 2025

We have served as the Company’s auditor since 2017.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	December 31, 2023	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$196.8	$144.0
Accounts receivable, net of allowance for credit losses and accrued customer credits of $20.1 and $27.0, respectively	339.7	298.8
Prepaid expenses	87.4	84.9
Other current assets	114.2	91.1
Total current assets	738.1	618.8

Property, equipment and software, net	608.8	601.0
Goodwill, net	1,452.4	735.7
Intangible assets, net	1,019.0	844.7
Operating right-of-use assets	126.3	134.6
Other non-current assets	151.6	119.3
Total assets	$4,096.2	$3,054.1

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$432.7	$389.6
Accrued compensation and benefits	72.2	96.7
Deferred revenue	78.8	84.2
Debt	23.0	29.2
Accrued interest	20.5	7.4
Operating lease liabilities	66.0	55.9
Finance lease liabilities	55.8	53.1
Financing obligations	14.0	16.4
Other current liabilities	36.5	34.1
Total current liabilities	799.5	766.6

Non-current liabilities:
Debt	2,839.6	2,756.4
Operating lease liabilities	74.6	77.8
Finance lease liabilities	308.0	293.1
Financing obligations	52.4	39.2
Deferred income taxes	79.2	30.2
Other non-current liabilities	97.4	95.0
Total liabilities	4,250.7	4,058.3

Commitments and Contingencies (Note 10)

Stockholders' deficit:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 220.5 and 232.2 shares issued; 217.4 and 229.1 shares outstanding, respectively	2.2	2.3
Additional paid-in capital	2,638.2	2,682.8
Accumulated other comprehensive income	60.3	24.1
Accumulated deficit	(2,824.2)	(3,682.4)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' deficit	(154.5)	(1,004.2)
Total liabilities and stockholders' deficit	$4,096.2	$3,054.1

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions, except per share data)	2022	2023	2024
Revenue	$3,122.3	$2,957.1	$2,737.1
Cost of revenue	(2,265.4)	(2,328.3)	(2,203.7)
Gross profit	856.9	628.8	533.4
Selling, general and administrative expenses	(855.3)	(767.2)	(707.6)
Impairment of goodwill	(534.5)	(708.8)	(714.9)
Impairment of assets, net	(146.1)	(52.2)	(20.0)
Loss from operations	(679.0)	(899.4)	(909.1)
Other income (expense):
Interest expense	(208.5)	(221.6)	(98.0)
Gain (loss) on investments, net	(0.2)	0.3	0.1
Gain on debt extinguishment, net of debt modification costs	—	271.3	147.2
Other expense, net	(10.0)	(5.0)	(21.7)
Total other income (expense)	(218.7)	45.0	27.6
Loss before income taxes	(897.7)	(854.4)	(881.5)
Benefit for income taxes	92.9	16.6	23.3
Net loss	$(804.8)	$(837.8)	$(858.2)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(27.2)	$8.0	$(8.2)
Unrealized gain on derivative contracts	86.9	10.8	15.1
Amount reclassified from accumulated other comprehensive income (loss) to earnings	4.8	(29.9)	(43.1)
Other comprehensive income (loss)	64.5	(11.1)	(36.2)
Comprehensive loss	$(740.3)	$(848.9)	$(894.4)

Net loss per share:
Basic and diluted	$(3.81)	$(3.89)	$(3.82)
Weighted average number of shares outstanding:
Basic and diluted	211.2	215.3	224.8

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2022	2023	2024
Cash Flows From Operating Activities
Net loss	$(804.8)	$(837.8)	$(858.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	387.8	369.7	295.4
Amortization of operating right-of-use assets	59.8	73.2	67.6
Deferred income taxes	(108.8)	(41.9)	(35.0)
Share-based compensation expense	69.5	65.4	63.4
Impairment of goodwill	534.5	708.8	714.9
Impairment of assets, net	146.1	52.2	20.0
Gain on debt extinguishment, net of debt modification costs	—	(271.3)	(147.2)
Unrealized loss on derivative contracts	18.5	15.5	—
(Gain) loss on investments, net	0.2	(0.3)	(0.1)
Provision for bad debts and accrued customer credits	12.4	9.0	19.5
Amortization of debt issuance costs and debt discount and premium	8.0	7.9	2.2
Third party fees paid in connection with the March 2024 Refinancing Transactions	—	—	(31.7)
Non-cash fair value adjustments	3.2	(1.0)	(2.2)
Other operating activities	(0.2)	0.4	(6.5)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(82.4)	275.1	20.5
Prepaid expenses and other current assets	(7.1)	24.6	10.5
Accounts payable, accrued expenses, and other current liabilities	69.8	(44.2)	(22.2)
Deferred revenue	(21.6)	(5.8)	2.4
Operating lease liabilities	(65.5)	(65.6)	(82.8)
Other non-current assets and liabilities	27.3	41.0	9.4
Net cash provided by operating activities	246.7	374.9	39.9
Cash Flows From Investing Activities
Purchases of property, equipment and software	(80.4)	(96.9)	(111.1)
Acquisitions, net of cash acquired	(7.7)	—	—
Proceeds from sale of headquarters	—	—	16.9
Purchase of convertible promissory note	(15.0)	—	—
Other investing activities	5.2	0.9	7.6
Net cash used in investing activities	(97.9)	(96.0)	(86.6)
Cash Flows From Financing Activities
Proceeds from employee stock plans	3.7	1.3	0.9
Shares of common stock withheld for employee taxes	—	(1.0)	(4.3)
Shares of common stock repurchased	(31.0)	—	—
Proceeds from borrowings under long-term debt arrangements	—	50.0	275.0
Payments on long-term debt	(23.0)	(241.9)	(163.0)
Debt extinguishment costs	—	—	(22.1)
Payments on financing component of interest rate swap	(17.2)	(18.8)	(17.3)
Principal payments of finance lease liabilities	(67.2)	(79.7)	(56.9)
Principal payments of financing obligations	(49.0)	(22.7)	(15.3)
Other financing activities	(3.3)	—	—
Net cash used in financing activities	(187.0)	(312.8)	(3.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5.8)	2.2	(3.0)
Decrease in cash, cash equivalents, and restricted cash	(44.0)	(31.7)	(52.7)
Cash, cash equivalents, and restricted cash at beginning of period	275.4	231.4	199.7
Cash, cash equivalents, and restricted cash at end of period	$231.4	$199.7	$147.0

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$177.9	$213.9	$103.6
Cash payments for income taxes, net of refunds	$10.5	$11.9	$10.8

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$36.7	$67.7	$40.8
Acquisition of property, equipment and software by financing obligations	7.1	25.0	4.4
Increase (decrease) in property, equipment and software accrued in liabilities	17.6	(13.6)	(9.9)
Other non-cash activity	—	5.3	(10.0)
Non-cash purchases of property, equipment and software	$61.4	$84.4	$25.3

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Consolidated Statements of Cash Flows.

	Year Ended December 31,
(In millions)	2022	2023	2024
Cash and cash equivalents	$228.4	$196.8	$144.0
Restricted cash included in other non-current assets	3.0	2.9	3.0
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$231.4	$199.7	$147.0

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	211.2	$2.1	$2,500.0	$6.9	$(1,181.6)	—	$—	$1,327.4
Exercise of stock options and release of stock awards	3.7	0.1	0.7	—	—	—	—	0.8
Issuance of shares from Employee Stock Purchase Plan	0.8	—	3.1	—	—	—	—	3.1
Share-based compensation expense	—	—	69.5	—	—	—	—	69.5
Net loss	—	—	—	—	(804.8)	—	—	(804.8)
Other comprehensive income	—	—	—	64.5	—	—	—	64.5
Repurchase of common stock	—	—	—	—	—	3.1	(31.0)	(31.0)
Balance at December 31, 2022	215.7	$2.2	$2,573.3	$71.4	$(1,986.4)	3.1	$(31.0)	$629.5
Exercise of stock options and release of stock awards, net of shares withheld	4.1	—	(1.0)	—	—	—	—	(1.0)
Issuance of shares from Employee Stock Purchase Plan	0.7	—	1.3	—	—	—	—	1.3
Share-based compensation expense for equity classified awards	—	—	64.6	—	—	—	—	64.6
Net loss	—	—	—	—	(837.8)	—	—	(837.8)
Other comprehensive loss	—	—	—	(11.1)	—	—	—	(11.1)
Balance at December 31, 2023	220.5	$2.2	$2,638.2	$60.3	$(2,824.2)	3.1	$(31.0)	$(154.5)
Exercise of stock options and release of stock awards, net of shares withheld	11.1	0.1	(4.4)	—	—	—	—	(4.3)
Issuance of shares from Employee Stock Purchase Plan	0.6	—	0.9	—	—	—	—	0.9
Share-based compensation expense for equity classified awards	—	—	48.1	—	—	—	—	48.1
Net loss	—	—	—	—	(858.2)	—	—	(858.2)
Other comprehensive loss	—	—	—	(36.2)	—	—	—	(36.2)
Balance at December 31, 2024	232.2	$2.3	$2,682.8	$24.1	$(3,682.4)	3.1	$(31.0)	$(1,004.2)

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

Effective on January 1, 2023, we reorganized around a two-business unit operating model, Public Cloud and Private Cloud. This two-business unit operating model ensures increased focus, delivery, and service quality for our customers. Beginning in 2023, we changed our segment reporting to reflect this reorganization under two reportable segments: Public Cloud and Private Cloud. See Note 16, "Segment Reporting" for more information.

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

Liquidity Overview

We are a highly leveraged company. As of December 31, 2024, we had $2,449.4 million aggregate principal amount outstanding under our debt instruments, which are comprised of the FLFO Term Loan Facility, the FLSO Term Loan Facility, the Term Loan Facility, the 3.50% FLSO Senior Secured Notes, the 5.375% Senior Notes, and the 3.50% Senior Secured Notes. We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the New Revolving Credit Facility. As of December 31, 2024, the New Revolving Credit Facility provided for up to $375.0 million of borrowings, none of which was drawn and outstanding as of December 31, 2024. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash and cash equivalents of $144.0 million as of December 31, 2024, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on our ability to deliver on our strategic objectives and prevailing economic conditions and other factors, many of which are beyond our control.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments, such as money market funds, with original maturities of three months or less when acquired to be cash equivalents.

Restricted cash, included in "Other non-current assets" in our Consolidated Balance Sheets, represents collateral for letters of credit. Restricted cash was $2.9 million and $3.0 million as of December 31, 2023 and 2024, respectively.

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

Replacements and major improvements to property, equipment and software are capitalized, while maintenance and repairs are charged to expense as incurred. We also capitalize interest costs incurred during the acquisition, development and construction of certain assets until the asset is ready for its intended use. We capitalized interest of $0.4 million, $0.8 million and $0.9 million for the years ended December 31, 2022, 2023 and 2024, respectively.

Property, equipment and software is depreciated on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining lease term. Depreciation expense is recorded within "Cost of revenue" and "Selling, general and administrative expenses" on our Consolidated Statements of Comprehensive Loss.

The following table shows the estimated useful lives used for property, equipment and software:

Classification	Estimated Useful Lives
Computers and equipment	5 to 7 years
Software	3 years
Furniture and fixtures	7 years
Buildings and leasehold improvements	2 to 39 years

In the first quarter of 2024, we completed an assessment of the useful lives of certain assets within the “Computers and equipment” asset class. The timing of this review was based on a combination of factors accumulating over time that provided the company with updated information to make a better estimate on the economic lives of certain property and equipment. These factors included changes in our business model and recent technological advances that have increased efficiencies in how we operate and manage customer gear. The assessment resulted in an increase in the estimated useful life range of the “Computers and equipment” asset class from three-to-five years to five-to-seven years. This change in accounting estimate took effect at the start of the first quarter of 2024. The impact of this change was a reduction in depreciation expense of $46.0 million and an increase of $0.20 net basic loss per share compared to previous estimates for the year ended December 31, 2024.

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

Goodwill

Qualitative Goodwill Impairment Analysis

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

Year Ended December 31, 2024

In connection with the preparation of the debt refinancing transactions that were completed in March and April 2024, as further described in Note 7, “Debt”, we updated our internal forecasts. Our updated internal forecasts considered our year-to-date operating performance, current customer bookings and revised expectations based on current performance, revisions to our expected growth and timing of such growth based on current and expected performance, current customer retention rates, revisions to the timing of the expected effects of our strategic initiatives and overall related risks, including macroeconomic factors, to achieving our forecasts. Our Board reviewed and approved our internal budget for fiscal year 2024 on February 28, 2024. As of February 29, 2024, we assessed our Board approved 2024 internal budget along with several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of our current and forecasted operating margins and cash flows, budgeted-to-actual performance, timing of the expected effects of our strategic initiatives, overall change in economic climate, changes in the industry and competitive environment, changes to our risk-adjusted discount rates and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of February 29, 2024.

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

During the fourth quarter of 2024, we performed our annual goodwill impairment test as of October 1, 2024 and the results of our test did not indicate any further impairment of goodwill.

Year Ended December 31, 2023

On January 1, 2023, as a result of the reorganization of our business around a two-business unit operating model, we changed our operating and reportable segments to Private Cloud and Public Cloud. Our prior Multicloud Services segment has been separated into its public and private cloud components and the offerings previously reported in our Apps & Cross Platform segment have been reassigned to either the Public Cloud or Private Cloud segment based on the nature of the offering. Our prior OpenStack Public Cloud segment is included in Private Cloud. As a result of the segment change, we allocated the goodwill of our former Multicloud Services and Apps & Cross Platform reporting units to the Public Cloud and Private Cloud reporting units based on their relative fair value. OpenStack Public Cloud remained a separate reporting unit for goodwill purposes at that time. Due to the change in our segment reporting and the allocation of goodwill, we completed a quantitative goodwill impairment analysis both prior and subsequent to the aforementioned change.

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

Year Ended December 31, 2022

During the third quarter of 2022, we experienced a sustained decline in our stock price resulting in our market capitalization being less than the carrying value of our combined reporting units. As of September 1, 2022, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. In addition, as of September 1, 2022, we lowered our projected operating results primarily due to product mix shifts and market concerns related to inflation and other macroeconomic factors. As such, as of September 1, 2022, we determined it appropriate to perform an interim quantitative assessment of our reporting units.

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

Quantitative Goodwill Impairment Analysis

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

For the goodwill impairment tests completed during the years ended December 31, 2022, 2023 and 2024, including the interim quantitative analyses, we compare the fair values of each of our reporting units to their respective carrying amounts. The fair values of each of our reporting units were derived using the income approach, specifically the discounted cash flow method. The discounted cash flow models reflect our assumptions and considerations regarding revenue growth rates, projected gross profit margins, projected operating costs, projected EBITDA margins, projected capital expenditures, risk-adjusted discount rates, terminal period growth rates, and economic market trends. As part of the goodwill impairment test, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units. Goodwill impairment is measured as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill for that reporting unit.

Year Ended December 31, 2024

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

Year Ended December 31, 2023

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

The results of our quantitative goodwill impairment analysis as of September 30, 2023 indicated an impairment of goodwill within our Private Cloud reporting unit, and we recorded non-cash impairment charges of $165.7 million, within "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss in the third quarter of 2023. The results of our quantitative goodwill impairment analysis as of October 1, 2023 indicated no impairment of goodwill.

Year Ended December 31, 2022

The results of our quantitative goodwill impairment analysis as of September 1, 2022 indicated an impairment of goodwill within the former Multicloud Services reporting unit, and we recorded a non-cash impairment charge of $405.2 million within "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss in the third quarter of 2022.

The results of our quantitative goodwill impairment analysis as of December 31, 2022 indicated an impairment of goodwill within our former Apps & Cross Platform reporting unit, and we recorded a non-cash impairment charge of $129.3 million within "Impairment of goodwill" in our Consolidated Statements of Comprehensive Loss in the fourth quarter of 2022.

See Note 6, "Goodwill and Intangible Assets" for more information.

Indefinite-Lived Intangible Assets

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

Due to the factors discussed in the goodwill analyses above and prior to testing our goodwill for impairment, we performed a quantitative assessment of our indefinite-lived intangible asset as of September 1, 2022, December 31, 2022, September 30, 2023 and February 29, 2024. The quantitative assessment performed as of those dates indicated the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $21.0 million, $12.0 million, $57.0 million and $20.0 million non-cash impairment charge as of September 1, 2022, December 31, 2022, September 30, 2023 and February 29, 2024, respectively. These charges are included in "Impairment of assets, net" in our Consolidated Statements of Comprehensive Loss in the third quarter of 2022, fourth quarter of 2022, third quarter of 2023 and first quarter of 2024, respectively.

The quantitative assessments of our indefinite-lived intangible asset performed in conjunction with the other goodwill impairment testing dates, discussed above, did not indicate any impairment of the Rackspace trade name.

The fair value determination of our reporting units and our indefinite-lived intangible asset is judgmental in nature and requires the use of significant estimates and assumptions that are sensitive to changes. Assumptions include estimation of the royalty rate for the trade name, estimation of future revenue growth rates, projected gross profit margins, projected operating costs, projected EBITDA margins, and projected capital expenditures, which are dependent on internal cash flow forecasts, estimation of the terminal growth rates and determination of risk-adjusted discount rates. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) volatility in the equity and debt markets or other macroeconomic factors, (ii) an increase in the weighted-average cost of capital due to further increases in interest rates, (iii) decrease in future cash flows due to lower than expected sales or greater than expected customer churn, or (iv) fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations. Accordingly, if our current cash flow assumptions are not realized, we experience sustained declines in our stock price or market capitalization, or increases in costs of capital, it is possible that an additional impairment charge may be recorded in the future, which could be material.

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

The aggregate carrying value of equity investments that do not have a readily determinable fair value was $5.1 million as of December 31, 2023 and 2024.

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

We classify leases with contractual terms greater than 12 months as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize an asset over its estimated life. Our finance leases primarily consist of equipment and certain data center facilities. All other leases are categorized as operating leases, which primarily consist of certain data centers and office space. Our leases generally have terms ranging from 1 to 20 years for data centers, 3 to 5 years for equipment and 1 to 11 years for office space.

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

We are deemed a lessor in certain hosting arrangements where we have determined that the contract contains an identified asset and that control of that asset has transferred to the customer. We account for these arrangements as either sales-type or direct finance leases.

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

Revenue Recognition

All of our revenue is from contracts with customers. We account for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We provide cloud computing to customers, which is broadly defined as the delivery of computing, storage and applications over the Internet. Cloud computing is a service transaction under which the services we provide vary on a daily basis. The totality of services provided represent a single integrated solution tailored to the customer’s specific needs. As such, our performance obligations to our customers consist of a single integrated solution delivered as a series of distinct daily services. We recognize revenue on a daily basis as services are provided in an amount that reflects the consideration to which we expect to be entitled in exchange for the services. Certain hosting contracts contain terms that require us to evaluate whether an embedded lease arrangement exists. If we determine the contract contains a lease arrangement within a multiple-element arrangement, the revenue associated with the lease component is recognized in accordance with the lease accounting standard ASC 842, whereas the revenue associated with the non-lease component is recognized in accordance with the ASC 606 revenue standard. Our usage-based arrangements generally include variable consideration components consisting of monthly utility fees with a defined price and undefined quantity. Additionally, our contracts contain service level guarantees that provide discounts when we fail to meet specific obligations and certain services may include volume discounts based on usage. As these variable consideration components consist of a single distinct daily service provided on a single performance obligation, we account for this consideration as services are provided and earned. In accordance with the series guidance within ASC 606, regarding modification to a single performance obligation, when contracts are modified to add, remove or change existing services, the modification will only affect the accounting for the remaining distinct goods and services provided. As such, our contract modifications are accounted for prospectively.

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

Advertising costs are expensed in the period incurred. Advertising expense was $34.4 million, $27.6 million and $26.4 million for the years ended December 31, 2022, 2023 and 2024, respectively.

R&D expense was $24.5 million, $43.7 million and $45.4 million, for the years ended December 31, 2022, 2023 and 2024, respectively.

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

We are periodically under certain domestic and foreign tax audits. Due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We have considered all relevant facts and circumstances and believe that we have made adequate provision for all uncertain tax positions.

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

Transaction gains or losses in currencies other than the functional currency are included as a component of "Other expense, net" in the Consolidated Statements of Comprehensive Loss. We recorded transaction losses of $10.1 million, gains of $3.9 million, and losses of $2.4 million for the years ended December 31, 2022, 2023 and 2024, respectively.

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

As of December 31, 2023 and 2024, we do not have any outstanding foreign currency hedging contracts.

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

As of December 31, 2023 and 2024, we do not have any power contracts recorded at fair value on the Consolidated Balance Sheets, as we have applied the normal purchases and normal sales scope exception to derivative accounting for all fixed priced power contracts.

Recent Accounting Pronouncements

Recently Adopted

Segment Reporting Disclosures

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis, including significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. Additionally, the ASU requires disclosure of the title and position of our CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. We have applied this guidance retrospectively to our annual segment disclosures in Note 16, "Segment Reporting" and will apply the interim disclosures beginning with the first quarter 2025 Form 10-Q.

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. ASU 2023-09 expands the existing disclosure requirements for the annual rate reconciliation between the effective tax rate and the statutory federal tax rate by requiring reconciliation items to be disaggregated by defined categories and disclosed as both percentages and amounts. The ASU also requires the disaggregation of income taxes paid by jurisdiction for each annual period presented. This guidance is effective for Rackspace beginning with our 2025 Form 10-K annual disclosures, with early adoption permitted. The guidance should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the provisions of the ASU and, once adopted, will result in increased income tax disclosures.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure, on an annual and interim basis, of detailed information about the types of expenses included in commonly presented income statement expense captions. Specifically, the guidance requires disaggregated disclosure of specific expense categories including (a) purchases of inventory; (b) employee compensation; (c) depreciation; and (d) intangible asset amortization presented on the face of the income statement within continuing operations. The guidance also requires inclusion of certain amounts already required to be disclosed under generally accepted accounting principles, a qualitative description of remaining amounts in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses, and, in annual reporting periods, an entity’s definition of selling expenses. This guidance is effective for Rackspace beginning with our 2027 Form 10-K for annual disclosures and interim disclosures beginning with the first quarter 2028 Form 10-Q, with early adoption permitted. The guidance should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the provisions of this ASU and, once adopted, will result in additional disclosures about certain expenses in the notes to our financial statements.

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Consolidated Balance Sheets Account	December 31, 2022	December 31, 2023	December 31, 2024
Accounts receivable, net	Accounts receivable, net (1)	$622.2	$339.7	$298.8
Current portion of contract assets	Other current assets	$16.0	$10.7	$6.2
Non-current portion of contract assets	Other non-current assets	$10.4	$8.6	$6.4
Current portion of deferred revenue	Deferred revenue	$80.9	$78.8	$84.2
Non-current portion of deferred revenue	Other non-current liabilities	$8.6	$5.3	$2.0
(1)    Allowance for credit losses and accrued customer credits was $24.6 million, $20.1 million and $27.0 million as of December 31, 2022, 2023 and 2024, respectively.

The following table sets forth the changes in the allowance for credit losses during the years ended December 31, 2022, 2023 and 2024:

(In millions)	Beginning Balance	Additions (1)	Write-offs of Accounts Receivables, Net of Recoveries	Ending Balance
For the years ending December 31,
2022	$13.7	$11.0	$(6.3)	$18.4
2023	$18.4	$9.2	$(13.4)	$14.2
2024	$14.2	$18.3	$(12.6)	$19.9
(1)    Additions to the allowance for credit losses are charged to bad debt within "Selling, general and administrative expenses."

Amounts recognized in revenue for the years ended December 31, 2022, 2023 and 2024, which were included in deferred revenue as of the beginning of the period totaled $98.6 million, $80.9 million and $78.8 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2023 and 2024, the balances of capitalized costs to obtain a contract were $42.0 million and $38.6 million, respectively, and the balances of capitalized costs to fulfill a contract were $13.4 million and $13.7 million, respectively. These capitalized costs are included in "Other non-current assets" on the Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs were as follows:

	Year Ended December 31,
(In millions)	2022	2023	2024
Amortization of capitalized sales commissions	$43.7	$38.1	$29.4
Amortization of capitalized implementation costs	$16.4	$13.0	$9.6

Remaining Performance Obligations

As of December 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was $601.9 million, of which approximately 51% is expected to be recognized as revenue during 2025 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. The aggregate amount of transaction price excludes variable consideration related to our usage-based arrangements for which we recognize revenue based on the right to invoice for the services performed.

Convertible Promissory Note

On September 27, 2022, we entered into a convertible note purchase agreement with a private company that is also a customer and a vendor. Pursuant to the purchase agreement, we purchased an unsecured convertible promissory note (the "Note") in an aggregate principal amount of $15.0 million. The Note accrues simple interest at a rate of 6% per annum and matures on September 27, 2027, unless earlier converted per the terms of the agreement. Principal and accrued interest are due and payable on the maturity date. We have elected to apply the fair value option under ASC No. 825, Financial Instruments, to account for the Note. As of December 31, 2023 and 2024, the fair value of the Note was $12.8 million and $15.0 million, respectively, and is included in "Other non-current assets" on our Consolidated Balance Sheets. The increase in the fair value of the Note is included in “Other expense, net” in the Consolidated Statements of Comprehensive Loss.

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

Under the Receivables Purchase Facility, certain indirect wholly-owned subsidiaries of the company have sold and/or contributed, and may continue to sell and/or contribute on a revolving basis, their current and future accounts receivable to the SPVs, which, in turn, will sell and transfer, and may continue to sell and transfer, certain of the accounts receivable to PNC in exchange for cash. The Receivables Purchase Facility will terminate on September 29, 2026 unless earlier terminated in accordance with its terms and the SPV can sell accounts receivable based upon the face amount of eligible receivables in the collateral pool up to an aggregate maximum limit of $300.0 million. The purpose of this arrangement is to enhance the company's financial flexibility by providing additional liquidity.

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

The transfers of accounts receivable to PNC are accounted for as sales in accordance with ASC 860 because effective control and risk associated with the transferred accounts receivable is passed to PNC. As these transfers represent true sales, we derecognize the sold accounts receivable from our Consolidated Balance Sheets. Cash proceeds related to the accounts receivable sold are included in cash from operating activities in the Consolidated Statements of Cash Flows. Yield charges and fees recorded in connection with the sales are recorded within “Other expense, net” in the Consolidated Statements of Comprehensive Loss. The company maintains continuing involvement with the sold accounts receivable by providing collection services in exchange for a servicing fee. Servicing fees are immaterial and no servicing asset or liability has been recognized. The company may incur a recourse obligation on the sold accounts receivable in limited circumstances. Separate accruals have been established for recourse obligations and are immaterial as of December 31, 2023 and 2024. Cash collected on pledged accounts receivable, which have not been sold, are included in cash from operating activities in the Consolidated Statements of Cash Flows.

In connection with accounts receivable sold during 2023 and 2024, we recorded $10.6 million and $21.5 million of expense, respectively, within “Other expense, net” in the Consolidated Statements of Comprehensive Loss. This expense consisted of $6.0 million and $20.5 million of yield charges and fees in 2023 and 2024, respectively, and $4.6 million and $1.0 million of upfront transaction costs associated with the execution of the agreement in 2023 and 2024, respectively.

The outstanding portfolio of sold accounts receivable derecognized from our Consolidated Balance Sheet as of December 31, 2023 and 2024 was $223.8 million and $218.7 million, respectively. The SPVs hold unsold accounts receivable of $97.8 million as of December 31, 2024 that are pledged as collateral to PNC.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
(In millions, except per share data)	2022	2023	2024
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(804.8)	$(837.8)	$(858.2)
Weighted average shares outstanding:
Common stock	211.2	215.3	224.8
Number of shares used in per share computations	211.2	215.3	224.8
Net loss per share	$(3.81)	$(3.89)	$(3.82)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the ESPP, as well as contingent shares associated with our acquisition of Datapipe. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 23.3 million, 38.6 million and 28.9 million potential common shares from the computation of dilutive loss per share for the years ended December 31, 2022, 2023 and 2024, respectively, because the effect would have been anti-dilutive.

5. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2023	December 31, 2024
Computers and equipment	$1,154.9	$1,142.9
Software	452.8	448.1
Furniture and fixtures	14.5	10.2
Buildings and leasehold improvements	411.8	409.7
Property, equipment and software, at cost	2,034.0	2,010.9
Less: Accumulated depreciation	(1,442.1)	(1,420.7)
Work in process	16.9	10.8
Property, equipment and software, net	$608.8	$601.0

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

In March 2024, we completed the sale of the property. The property’s estimated fair value, less estimated cost to sell prior to the sale was $16.9 million and we received cash proceeds of $17.5 million, less brokerage and professional fees of $0.6 million, resulting in net cash proceeds of $16.9 million. In connection with the completion of the sale, we paid a $9.0 million early termination fee to certain local governments related to our termination of the MEIA associated with the property. This amount is included in “Selling, general and administrative expenses” in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2024.

Depreciation expense related to property, equipment and software was $220.9 million, $208.7 million and $141.3 million for the years ended December 31, 2022, 2023 and 2024, respectively.

Included in the balance of property, equipment and software as of December 31, 2023 and 2024 are assets recorded under finance leases. See Note 8, "Leases" for a discussion of the lease arrangements and the amounts within property, equipment and software as of December 31, 2023 and 2024.

6. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment during the years ended December 31, 2023 and 2024. As a result of the January 1, 2023 reorganization, we changed our segment reporting to reflect this reorganization under two reportable segments: Public Cloud and Private Cloud. Accordingly, we reallocated the total consolidated net balance of goodwill as of January 1, 2023 under the new segments, shown below:

(In millions)	Public Cloud	Private Cloud	Multicloud Services	Apps & Cross Platform	OpenStack Public Cloud	Total
Gross goodwill as of December 31, 2022	$—	$—	$2,656.6	$328.0	$52.4	$3,037.0
Less: Accumulated impairment charges	—	—	(700.2)	(129.3)	(52.4)	(881.9)
Goodwill, net as of December 31, 2022	—	—	1,956.4	198.7	—	2,155.1
Reallocation adjustment (1)	594.7	1,560.4	(1,956.4)	(198.7)	—	—
Impairment of goodwill	—	(708.8)	—	—	—	(708.8)
Foreign currency translation	3.0	3.1	—	—	—	6.1
Goodwill, net as of December 31, 2023	$597.7	$854.7	$—	$—	$—	$1,452.4

Gross goodwill as of December 31, 2023	$597.7	$1,563.5	$—	$—	$—	$2,161.2
Less: Accumulated impairment charges	—	(708.8)	—	—	—	(708.8)
Goodwill, net as of December 31, 2023	597.7	854.7	—	—	—	1,452.4
Impairment of goodwill	(454.6)	(260.3)	—	—	—	(714.9)
Foreign currency translation	(1.5)	(0.3)	—	—	—	(1.8)
Goodwill, net as of December 31, 2024	$141.6	$594.1	$—	$—	$—	$735.7

Gross goodwill as of December 31, 2024	$596.2	$1,563.2	$—	$—	$—	$2,159.4
Less: impairment charges (2)	(454.6)	(969.1)	—	—	—	(1,423.7)
Goodwill, net as of December 31, 2024	$141.6	$594.1	$—	$—	$—	$735.7
(1)     Represents the adjustment to reallocate goodwill of the former Multicloud Services and Apps & Cross Platform reportable segments to Public Cloud and Private Cloud reportable segments, using the relative fair value basis, as a result of the January 1, 2023 reorganization.
(2)     On a consolidated basis, gross and net goodwill as of December 31, 2024 was $3,041.3 million and $735.7, respectively. Accumulated impairment charges on a consolidated basis was $2,305.6 million as of December 31, 2024.

Management exercised significant judgment related to the determination of the fair value of each reporting unit. The fair value of each reporting unit was estimated using the discounted cash flow method. The discounted cash flow methodology requires significant judgment, including estimation of our assumptions and considerations regarding (i) the estimation of future revenue growth rates, projected gross profit margins, projected operating costs, projected EBITDA margins, and projected capital expenditures, which are dependent on internal cash flow forecasts; (ii) estimation of the terminal growth rates; and (iii) determination of the risk-adjusted discount rates. Changes in these estimates and assumptions could materially affect the fair value of the reporting unit, potentially resulting in an impairment charge.

During the first quarter of 2024, we performed an interim quantitative assessment of our reporting units as of February 29, 2024. The results of this goodwill impairment analysis indicated an impairment of goodwill within our Public Cloud and Private Cloud reporting units of $385.4 million and $187.8 million, respectively, and we recorded a non-cash impairment charge in the first quarter of 2024.

During the third quarter of 2024, we performed an interim quantitative assessment of our reporting units as of September 30, 2024. The results of this goodwill impairment analysis indicated an impairment of goodwill within our Public Cloud and Private Cloud reporting units of $69.2 million and $72.5 million, respectively, and we recorded a non-cash impairment charge in the third quarter of 2024.

During the fourth quarter of 2024, we performed our annual goodwill impairment test as of October 1, 2024 and the results of our test did not indicate any further impairment of goodwill.

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

See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for additional discussion of the goodwill impairment charges recorded during the years ended December 31, 2022, 2023 and 2024.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2023			December 31, 2024
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,932.0	$(1,073.9)	$858.1	$1,930.6	$(1,226.2)	$704.4
Other	27.8	(26.9)	0.9	27.1	(26.8)	0.3
Total definite-lived intangible assets	1,959.8	(1,100.8)	859.0	1,957.7	(1,253.0)	704.7
Trade name (indefinite-lived)	160.0	—	160.0	140.0	—	140.0
Total intangible assets other than goodwill	$2,119.8	$(1,100.8)	$1,019.0	$2,097.7	$(1,253.0)	$844.7

During the years ended December 31, 2023 and 2024 we recognized impairment charges of $57.0 million and $20.0 million, respectively, related to our trade name indefinite-lived intangible asset.

Additionally, during the year ended December 31, 2022 we recognized impairment charges of $33.0 million and $22.4 million related to our trade name indefinite-lived intangible asset and the OpenStack Public Cloud definite-lived intangible assets, respectively.

These impairment charges are recorded in “Impairment of assets, net” in our Consolidated Statements of Comprehensive Loss.

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

Amortization expense related to intangibles was $166.8 million, $161.0 million and $154.1 million for the years ended December 31, 2022, 2023 and 2024, respectively.

As of December 31, 2024, amortization of intangible assets for the next five years and thereafter is expected to be as follows:

(In millions)	Intangible Assets
Year ending:
2025	$146.9
2026	123.8
2027	117.3
2028	117.3
2029	111.2
Thereafter	88.2
Total	$704.7

7. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2023		December 31, 2024
Debt Instrument	Maturity Date	Interest Rate (1)	Amount	Interest Rate (1)	Amount
FLSO Term Loan Facility	May 15, 2028	—%	$—	7.35%	$1,626.8
FLFO Term Loan Facility	May 15, 2028	—%	—	10.85%	272.9
Term Loan Facility	February 15, 2028	8.23%	2,181.2	7.35%	61.8
New Revolving Credit Facility	May 15, 2028	—%	—	—%	—
Revolving Credit Facility	August 7, 2025	—%	—	—%	—
3.50% FLSO Senior Secured Notes	May 15, 2028	—%	—	3.50%	318.6
3.50% Senior Secured Notes	February 15, 2028	3.50%	513.7	3.50%	43.9
5.375% Senior Notes	December 1, 2028	5.375%	197.6	5.375%	125.4
Total principal amount outstanding			2,892.5		2,449.4
Unamortized debt issuance costs, debt premium, and debt discount			(29.9)		336.2
Total debt			2,862.6		2,785.6
Less: current portion of debt			(23.0)		(29.2)
Debt, excluding current portion			$2,839.6		$2,756.4
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

Pursuant to the Private Exchange, (i) $331.4 million aggregate principal amount of Existing Secured Notes and $1,588.8 million aggregate principal amount of the Existing Term Loans were exchanged or purchased for cancellation and (ii) $267.3 million aggregate principal amount of the 3.50% FLSO Senior Secured Notes and $1,312.0 million aggregate principal amount of the FLSO Term Loan Facility were issued by Rackspace Finance, a new subsidiary of the company (the “New Borrower”).

In addition, the New Borrower issued $275.0 million aggregate principal amount of the FLFO Term Loan Facility and we repurchased and cancelled $69.3 million aggregate principal amount of the 5.375% Senior Notes.

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

New Revolving Credit Facility

On March 12, 2024, the New Borrower also established the New Revolving Credit Facility with commitments in an aggregate principal amount of $375.0 million. All revolving lenders under the prior Revolving Credit Facility exchanged their revolving loan commitments for commitments in respect of the New Revolving Credit Facility, which replaces in full the prior Revolving Credit Facility. The New Revolving Credit Facility matures on May 15, 2028. See “New Debt Instruments” below for additional discussion of the New Revolving Credit Facility.

We refer to the Private Exchange, the Public Term Loan Exchange, the Public Note Exchange and the entry into the New Revolving Credit Facility, collectively, as the “March 2024 Refinancing Transactions.”

Accounting Impacts

We performed an assessment of the March 2024 Refinancing Transactions and determined it met the criteria to be accounted for as a troubled debt restructuring under ASC No. 470-60, Troubled Debt Restructurings by Debtors. For each series of the Existing Debt Instruments exchanged, the undiscounted cash flows associated with the New Debt Instruments issued were compared to the carrying value of the Existing Debt Instruments exchanged for such New Debt Instruments and the applicable exchange was accounted for as follows: (i) to the extent the undiscounted cash flows of the New Debt Instruments in question were lower than the carrying value of the applicable Existing Debt Instruments exchanged, the carrying value of the applicable New Debt Instruments was established at the total of these undiscounted cash flows, with a gain recorded for the remaining difference between this value and the carrying value of the applicable Existing Debt Instruments (as such, no interest expense will be recorded for the applicable 3.50% FLSO Senior Secured Notes prospectively) and (ii) to the extent the undiscounted cash flows of the New Debt Instruments in question exceeded the carrying value of the applicable Existing Debt Instruments exchanged, the carrying value of the applicable New Debt Instruments was established at the carrying value of the applicable Existing Debt Instruments and the company established new effective interest rates based on the carrying value of the applicable Existing Term Loans prior to the March 2024 Refinancing Transactions.

The difference between the principal amount of the 3.50% FLSO Senior Secured Notes and the carrying value was recorded as a premium and is included in long-term debt on our Consolidated Balance Sheets.

The premium recorded on the 3.50% FLSO Senior Secured Notes was $39.1 million, which will be reduced as contractual interest payments are made on the 3.50% FLSO Senior Secured Notes.

In connection with the March 2024 Refinancing Transactions, we recorded a gain in the first quarter of 2024 of $56.7 million after deducting third-party costs and lender fees incurred. The gain is included in "Gain on debt extinguishment, net of debt modification costs" in our Consolidated Statements of Comprehensive Loss. We incurred third party fees of $28.4 million.

The March 2024 Refinancing Transactions were completed in April 2024 with the closing of the Public Note Exchange. In connection with the Public Note Exchange, we recorded a $23.3 million gain, after deducting $3.3 million of third-party fees, in the second quarter of 2024. The gain is included in "Gain on debt extinguishment, net of debt modification costs" in our Consolidated Statements of Comprehensive Loss.

New Debt Instruments

New Senior Facilities

On March 12, 2024, Rackspace Finance Holdings, the New Borrower, the lenders and issuing banks party thereto and Citi, as the administrative agent and collateral agent, entered into the New First Lien Credit Agreement.

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

As of December 31, 2024, the contractual interest rate on the FLSO Term Loan Facility was 7.35%. We are required to make quarterly principal payments of $4.2 million, which began on March 31, 2024. See Note 14, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the FLSO Term Loan Facility.

Affiliates of Apollo are FLSO Term Loan Facility lenders under the New First Lien Credit Agreement. As of December 31, 2024, the outstanding principal amount of the FLSO Term Loan Facility was $1,626.8 million, of which $80.5 million, or 4.9%, is due to Apollo affiliates.

Prior to September 12, 2025, the New Borrower may prepay some or all of the FLSO Term Loan Facility, together with accrued and unpaid interest, subject to the applicable “make-whole” premium. On or after September 12, 2025, the New Borrower may prepay some or all of the FLSO Term Loan Facility, together with accrued and unpaid interest, without prepayment premium or penalty.

During the year ended December 31, 2024, the New Borrower repurchased and surrendered for cancellation $43.4 million principal amount of the FLSO Term Loan Facility for $20.6 million. In connection with these repurchases, we recorded a gain, included in "Gain on debt extinguishment, net of debt modification costs", of $32.1 million in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2024, which includes $9.0 million of unamortized debt issuance costs and debt premium write-offs.

The fair value of the FLSO Term Loan Facility as of December 31, 2024 was $943.5 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLSO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of December 31, 2024, the contractual interest rate on the FLFO Term Loan Facility was 10.85%. We are required to make quarterly principal payments of $0.7 million, which began on June 30, 2024. See Note 14, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the FLFO Term Loan Facility.

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

The fair value of the FLFO Term Loan Facility as of December 31, 2024 was $280.7 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLFO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of December 31, 2024, we had total commitments of $375.0 million, no outstanding borrowings under the New Revolving Credit Facility, and $23.5 million of letters of credit issued thereunder. As such, as of December 31, 2024, we had $375.0 million of available commitments remaining.

As of December 31, 2024, we were in compliance with all covenants under the New Senior Facilities.

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

The New Borrower may redeem some or all of the 3.50% FLSO Senior Secured Notes at its option prior to September 12, 2025 at a redemption price equal to 100% of the principal amount of the 3.50% FLSO Senior Secured Notes redeemed, plus a “make-whole” premium described in the 3.50% FLSO Senior Secured Notes Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Commencing September 12, 2025, the New Borrower may redeem the 3.50% FLSO Senior Secured Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 3.50% FLSO Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to but excluding the redemption date.

During the year ended December 31, 2024, the New Borrower repurchased and surrendered for cancellation $45.7 million principal amount of the 3.50% FLSO Senior Secured Notes for $19.3 million, including accrued interest of $0.4 million. In connection with these repurchases, we recorded a gain, included in "Gain on debt extinguishment, net of debt modification costs", of $33.0 million, in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2024, which includes $6.3 million of unamortized debt issuance costs and debt premium write-offs.

The 3.50% FLSO Senior Secured Notes Indenture contains covenants that, among other things, limit our ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the 3.50% FLSO Senior Secured Notes Indenture. Additionally, upon the occurrence of a change of control (as defined in the 3.50% FLSO Senior Secured Notes Indenture), we will be required to make an offer to repurchase all of the outstanding 3.50% FLSO Senior Secured Notes at a price in cash equal to 101.000% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date. The 3.50% FLSO Senior Secured Notes Indenture also contains customary events of default.

As of December 31, 2024, we were in compliance with all covenants under the 3.50% FLSO Senior Secured Notes Indenture.

The fair value of the 3.50% FLSO Senior Secured Notes as of December 31, 2024 was $191.3 million based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% FLSO Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

Existing Debt Instruments

Senior Facilities

The Senior Facilities include the Term Loan Facility and included the prior Revolving Credit Facility, and is governed by the First Lien Credit Agreement with Wilmington Trust, National Association as the administrative agent.

On February 9, 2021, we amended and restated the First Lien Credit Agreement, which included a new seven-year $2,300.0 million senior secured first lien term loan facility due on February 15, 2028 and our prior $375.0 million Revolving Credit Facility.

On April 26, 2023, we executed an amendment to our First Lien Credit Agreement to establish Term SOFR as the benchmark rate for determining the applicable interest rate, replacing LIBOR.

Borrowings under the Senior Facilities bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) Term SOFR equal to the forward-looking term rate, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, for the interest period relevant to such borrowing, plus a credit spread adjustment of 0.11% for an interest period of one-month's duration, 0.26% for an interest period of three-months' duration, and 0.43% for an interest period of six-months' duration, subject to a 0.75% floor, in the case of the Term Loan Facility, and a 1.00% floor, in the case of the prior Revolving Credit Facility, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate last quoted by The Wall Street Journal and (iii) adjusted Term SOFR for a one-month tenor plus 1.00%.

The applicable margin for the Term Loan Facility is 2.75% for SOFR loans and 1.75% for base rate loans and the applicable margin for the Revolving Credit Facility was 3.00% for SOFR loans and 2.00% for base rate loans. Interest is due at the end of each interest period elected, not exceeding 90 days, for SOFR loans and at the end of every calendar quarter for base rate loans.

All other material terms and conditions of the First Lien Credit Agreement were unchanged.

In addition to paying interest on the outstanding principal under the Senior Facilities, the Revolving Credit Facility also included a commitment fee equal to 0.50% per annum in respect of the unused commitments that was due quarterly. This commitment fee is subject to one step-down based on the net first lien leverage ratio.

As of December 31, 2024, the interest rate on the Term Loan Facility was 7.35%. We are required to make quarterly principal payments of $0.2 million. See Note 14, "Derivatives" for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

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

During the year ended December 31, 2023, Rackspace Technology Global repurchased and surrendered for cancellation $55.6 million principal amount of the Term Loan Facility for $29.5 million. In connection with this repurchase, we recorded a gain on debt extinguishment of $25.5 million included in “Gain on debt extinguishment, net of debt modification costs” in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2023, which includes $0.6 million of unamortized debt issuance costs and debt discount write-offs.

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

As of December 31, 2024, we were in compliance with all covenants under the Senior Facilities.

The fair value of the Term Loan Facility as of December 31, 2024 was $21.6 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

During the year ended December 31, 2023, Rackspace Technology Global repurchased and surrendered for cancellation $36.3 million principal amount of 3.50% Senior Secured Notes for $18.4 million, including accrued interest of $0.3 million. In connection with this repurchase, we recorded a gain on debt extinguishment of $17.9 million included in “Gain on debt extinguishment, net of debt modification costs” in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2023, which includes $0.3 million of unamortized debt issuance costs write-offs.

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

As of December 31, 2024, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of December 31, 2024 was $12.5 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

During the year ended December 31, 2023, Rackspace Technology Global repurchased and surrendered for cancellation $352.4 million principal amount of 5.375% Senior Notes for $124.1 million, including accrued interest of $2.8 million. In connection with these repurchases, we recorded a gain on debt extinguishment of $227.9 million included in “Gain on debt extinguishment, net of debt modification costs” in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2023, which includes $3.2 million of unamortized debt issuance costs write-offs.

As previously described in “March 2024 Refinancing Transactions” above, as part of the Private Exchange, we repurchased and cancelled $69.3 million aggregate principal amount of the 5.375% Senior Notes during the year ended December 31, 2024.

In addition, during the year ended December 31, 2024, Rackspace Technology Global repurchased and surrendered for cancellation $2.9 million principal amount of 5.375% Senior Notes for $0.8 million. In connection with these repurchases, we recorded a gain, included in "Gain on debt extinguishment, net of debt modification costs", of $2.1 million, in our Consolidated Statements of Comprehensive Loss for the year ended December 31, 2024.

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

As of December 31, 2024, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of December 31, 2024 was $35.7 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

Debt Maturities

The maturities of debt obligations for the next five years at December 31, 2024 are as follows:

(In millions)	Amount
Year ending:
2025	$20.3
2026	20.3
2027	20.3
2028	2,388.5
2029	—
Thereafter	—
Total	$2,449.4

8. Leases

Assets recorded as property and equipment under finance leases, and the related accumulated depreciation balances as of December 31, 2023 and 2024 were as follows:

	December 31, 2023	December 31, 2024
(In millions)
Computers and equipment	$159.7	$128.8
Buildings	290.3	291.0
Less: Accumulated depreciation	(124.2)	(115.0)
Net book value of property and equipment under finance leases	$325.8	$304.8

The components of operating and finance lease expense for the years ended December 31, 2022, 2023 and 2024 were as follows:

	Year Ended December 31,
(In millions)	2022	2023	2024
Operating lease expense:
Fixed lease expense	$58.1	$63.3	$66.7
Variable lease expense	17.9	21.7	22.2
Short-term lease expense	0.7	1.2	1.2
Sublease income	(2.4)	(0.8)	—
Total operating lease expense	$74.3	$85.4	$90.1
Finance lease expense:
Depreciation of finance lease assets	$51.2	$55.8	$31.8
Interest expense on finance lease liabilities	23.5	26.6	25.4
Total finance lease expense	$74.7	$82.4	$57.2

Supplemental operating cash flow information related to operating and finance leases for the years ended December 31, 2022, 2023 and 2024 were as follows:

	Year Ended December 31,
(In millions)	2022	2023	2024
Cash payments for lease liabilities included within operating activities:
Operating leases	$(73.3)	$(80.2)	$(89.5)
Finance leases	(26.7)	(29.2)	(28.9)

Operating leases:
New lease assets obtained in exchange for lease liabilities	$17.3	$43.1	$33.3
Modified/renewed lease assets obtained in exchange for lease liabilities	23.2	15.5	44.8
Total lease assets obtained in exchange for lease liabilities	$40.5	$58.6	$78.1

As of December 31, 2023 and 2024, the weighted average remaining lease term and weighted average discount rate of our operating and finance leases, respectively, were as follows:

	December 31, 2023	December 31, 2024

Weighted average remaining lease term (in years)
Operating leases	4	4
Finance leases	11	11
Weighted average discount rate
Operating leases	6.5%	6.3%
Finance leases	7.2%	7.9%

Future lease payments under operating and finance leases as of December 31, 2024 are as follows:

(In millions)	Operating leases (1)	Finance leases (1)
Year ending:
2025	$64.1	$77.0
2026	29.1	48.0
2027	20.2	44.0
2028	10.7	31.5
2029	8.8	32.3
Thereafter	18.8	273.5
Total future lease payments	151.7	506.3
Less amount representing interest	(18.0)	(160.1)
Total lease liability	$133.7	$346.2
(1)    There are no material finance or operating leases that have not yet commenced.

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

The weighted average imputed interest rate for our financing obligations was 8.3% as of December 31, 2024.

As of December 31, 2024, future payments under financing obligations were as follows:

(In millions)	Amount
Year ending:
2025	$20.6
2026	14.2
2027	3.5
2028	3.1
2029	2.6
Thereafter	15.5
Total future payments	59.5
Plus amount representing residual asset balance	12.9
Less amount representing interest	(16.8)
Total financing obligations	$55.6

10. Commitments and Contingencies

Purchase Commitments

Non-cancelable purchase commitments primarily consist of commitments for certain software licenses, hardware purchases, third party infrastructure purchases, and costs associated with our data centers, such as bandwidth and electricity. The agreements provide for either penalties for early termination or may require minimum commitments for the remaining term. The minimum commitments for all of these agreements, as of December 31, 2024, are approximated as follows:

(In millions)	Amount
Year ending:
2025	$682.5
2026	567.7
2027	257.0
2028	106.2
2029	18.6
Thereafter	52.6
Total	$1,684.6

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

Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. In addition, from time to time we may enter into indemnification agreements with certain of our employees so that such employees will agree to serve as directors or officers of our foreign subsidiaries. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We had no material liabilities recorded for these agreements as of December 31, 2023 or 2024.

Additionally, in the normal course of business, we indemnify certain parties, including customers, vendors and lessors, with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We had no material liabilities recorded for these agreements as of December 31, 2023 or 2024.

11. Stockholders' Equity

Common Stock

As of December 31, 2023 and 2024, we had 220.5 million and 232.2 million shares of our common stock legally issued and 217.4 million and 229.1 million common stock outstanding, respectively.

We have one class of authorized common stock. The rights and privileges provided to our common stockholders are as follows:

•Voting Rights—The holders of our common stock are entitled to one vote per share on all matters submitted for action by the stockholders generally.

•Dividend Rights—Subject to any preferential rights of any then outstanding preferred stock, all shares of our common stock are entitled to share equally in any dividends our Board may declare from legally available sources.

•Liquidation Rights—Upon our liquidation, dissolution or winding up, whether voluntary or involuntary, after payment in full of the amounts required to be paid to holders of any then outstanding preferred stock, all shares of our common stock are entitled to share equally in the assets available for distribution to stockholders after payment of all of our prior obligations.

Preferred Stock

As of December 31, 2023 and 2024, there were 5.0 million authorized shares of preferred stock, of which none was issued or outstanding.

Share Repurchase Program

On March 3, 2022, our Board authorized a program to repurchase up to $75.0 million of shares of our common stock from time to time through open-market transactions, privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable security laws. During the year ended December 31, 2022, we repurchased $31.0 million, or 3.1 million shares, of our common stock on the open market under this program. No shares were repurchased during the year ended December 31, 2023. Shares purchased pursuant to the program are recorded as treasury stock at cost in the Consolidated Balance Sheets. The program expired on September 30, 2023.

Datapipe Contingent Shares

On September 6, 2017, we entered into an Agreement and Plan of Merger (the "Datapipe Merger Agreement") pursuant to which we acquired Datapipe. In addition, the Datapipe Merger Agreement provides that we will be required to issue additional shares of our common stock to an affiliate of ABRY based on a MOIC on any “Measurement Date” (which is defined in the Datapipe Merger Agreement as (i) each date following the occurrence of a change in control or closing date of the IPO on which Apollo receives cash distributions, cash proceeds and/or marketable securities of the company in respect of their ownership interest in the company and (ii) each day after the IPO on which the company’s shares of capital stock are (a) freely tradeable without violating any “lockup” agreements, other contractual restrictions or securities laws and (b) are listed on a public stock exchange). The maximum number of shares of common stock issuable will not exceed 10,663,741 shares in the aggregate, subject to adjustment for stock splits, stock dividends, recombinations, reclassifications and similar equitable adjustments.

On February 2, 2021, we issued 2,665,935 shares of common stock for no additional consideration pursuant to the Datapipe Merger Agreement. If the MOIC exceeds 3.0x, which is indicated by a volume weighted average trading price of our common stock over 30 consecutive trading days of more than $25.00 per share, we will be required to issue an additional 2,665,935 shares. No shares were issued under the Datapipe Merger Agreement during the years ended December 31, 2022, 2023 or 2024.

12. Share-Based Compensation and Employee Benefit Plans

Stock Plans

In April 2017, the Executive Committee of the Board authorized the company to adopt the 2017 Incentive Plan. On July 24, 2020, the Board approved, effective on August 7, 2020, the 2020 Incentive Plan and amendments to the 2017 Incentive Plan which, among other things, resulted in the termination of the 2017 Incentive Plan, except as it relates to outstanding awards, and any remaining shares reserved for future grants under the 2017 Incentive Plan were released.

The 2020 Incentive Plan provides for the grant of stock options, including incentive stock options, and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, other stock-based incentive awards, dividend equivalents and cash-based awards (collectively, "awards"). Incentive stock options may be granted only to our employees or an employee of a parent or subsidiary. All other awards may be granted to employees and consultants of the company and its parents and subsidiaries, as well as all non-employee members of our Board.

For the years ended December 31, 2022, 2023 and 2024, the company granted RSU's (including performance-based RSUs) and restricted stock (collectively "restricted stock") under the Incentive Plans. The company issues new shares of its common stock to satisfy vesting of restricted stock and exercise of stock options under the Incentive Plans. All awards deduct one share from the Incentive Plans shares available for issuance for each share granted. The 2017 Incentive Plan began with 12.2 million shares authorized for grant and contained an evergreen feature whereby shares available increased each grant date based on the quantity of certain types of awards granted. Upon the approval of the 2020 Incentive Plan, the 2017 Incentive Plan was terminated, except as it relates to outstanding awards.

The maximum number of shares of our common stock available for issuance under the 2020 Incentive Plan was originally 25.0 million shares. This amount was subsequently increased to 50.0 million in 2022 and 57.9 million in 2023. On April 22, 2024 the Board approved a proposed amendment to increase the maximum number of shares to 87.9 million shares, which was subsequently approved by our stockholders as part of the 2024 Annual Meeting of Stockholders held on June 14, 2024. To the extent awards granted under the 2020 Incentive Plan terminate, expire or lapse, shares subject to such awards generally will again be available for future grant.

As of December 31, 2024, the total number of shares outstanding and the total number of shares available for future grants under the Incentive Plans was 28.6 million and 42.1 million, respectively.

The composition of the equity awards outstanding as of December 31, 2023 and 2024 was as follows:

	December 31, 2023	December 31, 2024
(In millions)
Restricted stock	34.5	25.3
Stock options	3.8	3.3
Total outstanding awards	38.3	28.6

Stock Options

Stock options have been granted for a term of 10 years and generally vest ratably over a three-year period, subject to continued service.

In 2021, we shifted away from granting stock options as we had in previous years, to granting restricted stock. As such, there were no stock options granted during the years ended December 31, 2022, 2023 or 2024.

The following table summarizes the stock option activity for the year ended December 31, 2024:

	Number of Shares (in millions)	Weighted Average Exercise Price	Weighted Average-Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	3.8	$13.04	5.21	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(0.5)	$13.00
Outstanding at December 31, 2024	3.3	$13.05	4.08	$—
Vested and exercisable at December 31, 2024	3.1	$13.07	4.04	$—
Vested and exercisable at December 31, 2024 and expected to vest thereafter (1)	3.3	$13.05	4.08	$—
(1)    Forfeitures are recognized as they occur, rather than estimated.

The total pre-tax intrinsic value of the stock options exercised during the years ended December 31, 2022 and 2023 was not material.

Share-based compensation expense is recognized over the awards requisite service period or over our best estimate of the period over which the performance condition will be met, as applicable. As of December 31, 2024 total unrecognized compensation cost related to stock options was not material.

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

During 2022, 2023 and 2024, we granted 11.1 million, 28.5 million and 10.1 million RSUs, respectively, under the 2020 Incentive Plan with a weighted average grant date fair value of $8.68, $2.17 and $1.89, respectively. The majority of the RSUs were granted as part of our annual compensation award process and vest ratable over a three-year period, subject to continued service.

In addition, during 2022, 2023 and 2024, 2.6 million, 2.8 million and 0.6 million PSUs, respectively, were granted under the 2020 Incentive Plan. The PSUs represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on Rackspace’s Total Shareholder Return (“TSR”) relative to the TSR of a comparator group of IT and Cloud Services Companies. The awards are eligible to vest in equal annual installments over three years based on the attainment of the market condition and the employee’s continued service through the end of the applicable measurement period and were valued using a Monte Carlo simulation.

Lastly, during 2023 and 2024, 5.5 million and 32.1 million long-term incentive cash units (“LTIC units”) were granted under the 2020 Incentive Plan. The LTIC units represent the target amount of grants, and the actual number of units awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on Rackspace’s TSR relative to the TSR of a comparator group of IT and Cloud Services Companies for LTIC units granted in 2023 and on the performance of our common stock for LTIC units granted in 2024.

The awards are eligible to vest in equal annual installments over three years based on the attainment of the market condition and the employee’s continued service through the end of the applicable measurement period and were valued using a Monte Carlo simulation. As of December 31, 2024, the remaining outstanding LTIC units granted in 2023 and 2024 had a weighted average fair value of $0.49 and $1.04, respectively. As the company intends to settle the LTIC units in cash, they are classified as a liability within "Other current liabilities" and "Other non-current liabilities" in the Consolidated Balance Sheets.

The following table presents the assumptions used to estimate the fair values of the PSUs granted in the periods presented:

	Year Ended December 31,
	2022	2023	2024
Expected stock volatility (1)	54% - 63%	69% - 72%	87%
Expected dividend yield (2)	—%	—%	—%
Risk-free interest rate (3)	2.32% - 4.34%	3.76% - 3.78%	4.35%
(1)    Management estimates volatility based on the historical trading volatility of a public company peer group and the implied volatility of our assets and current leverage.
(2)    We have not issued dividends to date and do not anticipate issuing dividends.
(3)    Based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

The following table summarizes our restricted stock activity for the year ended December 31, 2024:

	Number of Units or Shares (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2023	34.5	$3.57
Granted	10.7	$1.93
Released	(13.7)	$4.09
Cancelled	(6.2)	$2.83
Outstanding at December 31, 2024	25.3	$2.77
Expected to vest after at December 31, 2024 (1)	25.3	$2.77
(1)     Forfeitures are recognized as they occur, rather than estimated.

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2022 and 2023 was $8.70 and $2.15, respectively.

The total pre-tax intrinsic value of the restricted stock released during the years ended December 31, 2022, 2023 and 2024 was $30.7 million, $9.5 million and $26.9 million, respectively.

Share-based compensation expense is recognized over the awards requisite service period or over our best estimate of the period over which the performance condition will be met, as applicable. As of December 31, 2024, there was $36.0 million of total unrecognized compensation cost related to restricted stock, which will be recognized over a weighted average period of 1.4 years.

Employee Stock Purchase Plan

The ESPP was approved by the Board on July 24, 2020 and became effective on August 7, 2020. Under the ESPP, eligible employees may purchase a limited number of shares of our common stock at the lesser of 85% of the market value on the enrollment date or 85% of the market value on the purchase date. The fair value on each enrollment date is determined using the Black-Scholes option-pricing model. Share-based compensation expense is recognized on a straight-line basis over the offering period. We issued 0.8 million, 0.7 million and 0.6 million shares through the ESPP during the years ended December 31, 2022, 2023 and 2024, respectively. The share-based compensation expense recognized for the ESPP was $1.9 million, $0.9 million and $0.8 million for the years ended December 31, 2022, 2023 and 2024, respectively. As of December 31, 2024, there was no material unrecognized compensation cost related to the ESPP. The shares available for issuance under the ESPP is 8.3 million shares as of December 31, 2024.

Share-Based Compensation Expense

In connection with the departure of certain executives during the years ended December 31, 2022 and 2023, we accelerated vesting of options and restricted stock for awards with service-only vesting conditions and extended the post termination option exercise period. These modifications resulted in a reduction in expense of $2.0 million and $0.6 million during the years ended December 31, 2022 and 2023, respectively. There were no modifications during the year ended December 31, 2024.

Total share-based compensation expense is comprised of the following equity and liability classified award amounts:

	Year Ended December 31,
(In millions)	2022	2023	2024
Equity classified awards	$69.5	$64.6	$48.1
Liability classified awards	—	0.8	15.3
Total share-based compensation expense	$69.5	$65.4	$63.4

Share-based compensation expense recognized was as follows:

	Year Ended December 31,
(In millions)	2022	2023	2024
Cost of revenue	$11.6	$9.1	$7.6
Selling, general and administrative expenses	57.9	56.3	55.8
Pre-tax share-based compensation expense	69.5	65.4	63.4
Less: Income tax benefit	(14.6)	(13.7)	(13.3)
Total share-based compensation expense, net of tax	$54.9	$51.7	$50.1

Employee Benefit Plans

We sponsor defined contribution plans whereby employees may elect to contribute a portion of their annual compensation to the plans, after complying with certain limitations. The plans also include a discretionary employer contribution. Contribution expense recognized for these plans was $15.7 million, $16.3 million and $14.2 million for the years ended December 31, 2022, 2023 and 2024, respectively.

13. Taxes

The benefit for income taxes consisted of the following:

	Year Ended December 31,
(In millions)	2022	2023	2024
Federal	$0.2	$0.2	$(0.1)
Foreign	11.4	18.1	11.5
State	4.3	7.0	0.3
Total current	15.9	25.3	11.7
Deferred:
Federal	(81.7)	(34.3)	(23.8)
Foreign	(6.7)	(8.4)	(2.8)
State	(20.4)	0.8	(8.4)
Total deferred	(108.8)	(41.9)	(35.0)
Total benefit for income taxes	$(92.9)	$(16.6)	$(23.3)

Loss before income taxes from U.S. and foreign operations were as follows:

	Year Ended December 31,
(In millions)	2022	2023	2024
U.S.	$(819.6)	$(678.4)	$(782.9)
Foreign	(78.1)	(176.0)	(98.6)
Total loss before income taxes	$(897.7)	$(854.4)	$(881.5)

A reconciliation of the statutory federal tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2022	2023	2024
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.6%	0.3%	0.7%
Tax rate differentials for international jurisdictions	(1.1)%	2.5%	(1.0)%
Effects of other enacted tax law and rate changes	0.1%	(3.0)%	(0.1)%
Valuation allowance	(0.1)%	(0.8)%	(12.5)%
Share-based compensation	(0.6)%	(1.1)%	(0.6)%
Nondeductible compensation	(0.7)%	(0.8)%	(0.6)%
Tax impact of goodwill impairment	(9.9)%	(15.9)%	(16.0)%
Tax impact of the March 2024 Refinancing Transactions	—%	—%	11.7%
Other, net	—%	(0.3)%	—%
Effective tax rate	10.3%	1.9%	2.6%

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes using the enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant components of our deferred tax assets and liabilities are as follows:

(In millions)	December 31, 2023	December 31, 2024
Deferred tax assets:
Deferred revenue	$—	$13.9
Share-based compensation	13.9	9.7
Accruals not currently deductible	13.3	17.8
Finance lease liabilities	90.4	85.8
Net operating loss carryforwards	31.3	20.3
Foreign tax credit	16.9	—
Research and development credits	30.5	—
Depreciation and amortization	4.0	5.0
Disallowed interest carryforward	77.4	118.8
Operating lease liabilities	28.6	35.4
March 2024 Refinancing Transactions	—	100.5
Other	19.1	20.8
Total gross deferred tax assets	325.4	428.0
Valuation allowance	(66.1)	(173.4)
Total net deferred tax assets	259.3	254.6
Deferred tax liabilities:
Depreciation and amortization	265.1	204.5
Finance lease liabilities	6.6	4.4
Capitalized costs	8.7	8.8
Interest rate swaps	21.8	11.9
Operating right-of-use assets	22.7	33.3
Other	6.9	8.9
Total gross deferred tax liabilities	331.8	271.8
Net deferred tax liabilities	$72.5	$17.2

As of December 31, 2024, we no longer have federal net operating loss carryforwards, federal research and development credits, and federal foreign tax credit carryforwards pursuant to IRC Section 108(b)(2) attribute reduction. We have $93.6 million of foreign net operating losses, $5.4 million of which have carryforward periods ranging from 5 to 20 years, and $88.2 million of which have an indefinite carryforward period. Certain foreign net operating loss carryforwards are subject to various limitations under the applicable statutory foreign tax laws. We have disallowed interest expense carryforwards in the U.S. of $493.0 million that can be carried forward indefinitely.

We’ve recorded a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain U.S. state and foreign jurisdictions that we believe are not likely to be realized. Additionally, we’ve recorded a valuation allowance with respect to disallowed interest that we do not expect to be realizable in the future. Furthermore, we recorded a valuation allowance with respect to other deferred tax assets based upon the determination that we would not generate enough income by reversing deferred tax liabilities to fully utilize all deferred tax assets prior to the expiration of any applicable carryforward periods. Changes to valuation allowances consisted of the following:

(In millions)	2022	2023	2024
Balance at January 1,	$58.3	$58.5	$66.1
Additions charged to income tax expense	1.6	39.2	124.1
Reductions credited to income tax expense	(1.4)	(31.6)	(16.8)
Balance at December 31,	$58.5	$66.1	$173.4

The effective tax rate for the year ended December 31, 2022 was primarily impacted by the tax impact associated with the goodwill impairments, the geographic distribution of profits, tax effects from share-based compensation and executive compensation that is nondeductible under IRC Section 162(m) of the IRC. The effective tax rate for the year ended December 31, 2023 was impacted by the tax impact associated with the goodwill impairments, executive compensation that is nondeductible under IRC Section 162(m), the net impact of the geographic distribution of our earnings, tax effects from nondeductible share-based compensation as well as changes in our valuation allowance. The effective tax rate for the year ended December 31, 2024 was impacted by the tax impact associated with changes in valuation allowance, the tax impact associated with the goodwill impairment recorded in the first and third quarters of 2024, the majority of which was nondeductible for income tax purposes, and the tax impact of the March 2024 Refinancing Transactions discussed below. The tax impact of the March 2024 Refinancing Transactions includes the exclusion of cancellation of indebtedness income (“CODI”), federal and state attribution reduction and changes in valuation allowance.

As a result of the March 2024 Refinancing Transactions, as further described in Note 7, “Debt”, specifically upon the completion of the Private Exchange and Public Term Loan Exchange in March 2024, and the completion of the Public Note Exchange in April 2024, the company realized CODI for US tax purposes of $531.5 million and $80.5 million, respectively. We realized an additional $13.1 million CODI for US tax purposes from third quarter 2024 debt repurchase activity, for a total $625.1 million for the year ended December 31, 2024. Pursuant to IRC Section 108, an insolvent debtor may exclude CODI from taxable income to the extent of the debtor’s insolvency (liabilities greater than the fair value of its assets) but must reduce its tax attributes, subject to certain limitations and according to prescribed ordering rules, based on the amount of CODI excluded from taxable income. The company currently estimates that the level of its insolvency (as defined for US Tax purposes) exceeds the amount of CODI resulting from the March 2024 Refinancing Transactions, such that all resulting CODI will be excluded from the company’s taxable income.

As of December 31, 2024, we have reduced various tax attributes, including $14.8 million of federal and certain state net operating loss deferred tax assets, $29.2 million of federal research and development credits, and $12.6 million of federal foreign tax credits. The process for determining the amount of tax attribute reduction is complex and the actual reduction to attributes does not occur until the first day of the company’s tax year subsequent to the date of the discharge event, or January 1, 2025. Therefore, the estimated impact of the tax attribute reduction from the March 2024 Refinancing Transactions is subject to change until the finalization of the company’s tax returns for the year ending December 31, 2024.

We do not permanently reinvest our foreign earnings due to the debt service requirements of our capital structure. Due to historic, internal tax restructurings, we have effectively recognized any tax impact of the repatriation of foreign earnings. Thus, as of December 31, 2024, there is no deferred tax liability for undistributed foreign earnings.

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

A rollforward of unrecognized tax benefits, excluding accrued penalties and interest, for the years ended December 31, 2022, 2023 and 2024 is as follows:

	Year Ended December 31,
(In millions)	2022	2023	2024
Balance, beginning of period	$52.4	$57.0	$63.6
Additions based on tax positions related to the current year	10.9	12.6	12.7
Additions for tax positions of prior years	0.3	0.9	0.6
Reduction for statute expiration	(4.7)	(4.8)	(7.0)
Reductions for tax positions of prior years	(1.9)	(2.1)	(5.0)
Balance, end of period (1)	$57.0	$63.6	$64.9
(1)     Included within non-current liabilities in the Consolidated Balance Sheets

Of the total amount of unrecognized tax benefits as of December 31, 2022, 2023 and 2024, $41.6 million, $47.0 million and $57.1 million, respectively, if recognized, would favorably impact our effective tax rate. We do not expect the amount of unrecognized tax benefits disclosed above to change significantly over the next 12 months.

We recognize interest expense and penalties related to income tax matters within “Benefit for income taxes” on our Consolidated Statements of Comprehensive Loss. Accrued interest and penalties as of December 31, 2022, 2023 and 2024 were $4.4 million, $6.6 million and $8.5 million, respectively.

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

We currently file income tax returns in the U.S. and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and foreign tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2018 through 2024 and in the foreign jurisdictions in which we operate for varying periods from 2007 through 2024. We currently have income tax examinations open in Texas for tax years 2014 through 2021 and New York City for 2017 through 2019.

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

As of December 31, 2023 and 2024, the cash flow hedge was highly effective.

The key terms of interest rate swaps are presented below:

Effective Date	Fixed Rate Paid (Received)	December 31, 2023		December 31, 2024
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2016:
February 3, 2017	1.9040%	$—	Matured	$—	Matured	February 3, 2022
February 3, 2017	1.9040%	—	Matured	—	Matured	February 3, 2022

Entered into December 2018:
February 3, 2019	2.7490%	—	Matured	—	Matured	November 3, 2023
February 3, 2020	2.7350%	—	Matured	—	Matured	November 3, 2023
February 3, 2021	2.7360%	—	Matured	—	Matured	November 3, 2023
February 3, 2022	2.7800%	—	Matured	—	Matured	November 3, 2023

Entered into February 2021:
February 3, 2021	(1.9040)%	—	Matured	—	Matured	February 3, 2022
February 9, 2021	2.34150% (1)	1,350.0	Active	1,350.0	Active	February 9, 2026
Total		$1,350.0		$1,350.0
(1)     Fixed rate paid prior to the May 9, 2023 amendment was 2.3820%.

Fair Values of Derivatives on the Consolidated Balance Sheets

The fair values of our derivatives and their location on the Consolidated Balance Sheets as of December 31, 2023 and 2024 were as follows:

		December 31, 2023		December 31, 2024
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$47.0	$—	$39.6	$—
Interest rate swaps	Other non-current assets	36.8	—	6.6	—
Interest rate swaps	Other current liabilities (1)	—	17.3	—	17.3
Interest rate swaps	Other non-current liabilities (1)	—	20.3	—	3.0
Total		$83.8	$37.6	$46.2	$20.3
(1)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2023			December 31, 2024
(In millions)	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$83.8	$(37.6)	$46.2	$46.2	$(20.3)	$25.9

Liabilities
Interest rate swaps	$37.6	$(37.6)	$—	$20.3	$(20.3)	$—

Effect of Derivatives on the Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, 2023 and 2024 was as follows:

		Year Ended December 31,
(In millions)		2022	2023	2024
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$(18.5)	$(15.5)	$—

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$11.9	$55.5	$57.6

Interest expense was $208.5 million, $221.6 million and $98.0 million for the years ended December 31, 2022, 2023 and 2024, respectively. As of December 31, 2024, the amount of cash flow hedge gain included within "Accumulated other comprehensive income" that is expected to be reclassified as a reduction to "Interest expense" over the next 12 months is approximately $42.0 million. See Note 15, "Accumulated Other Comprehensive Income," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of December 31, 2024, our outstanding interest rate swap agreement was in a net asset position.

15. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain (Loss) on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2021	$17.2	$(10.3)	$6.9
Foreign currency translation adjustments, net of tax benefit of $2.3 million	(27.2)	—	(27.2)
Unrealized gain on derivative contracts, net of tax expense of $30.0 million	—	86.9	86.9
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax benefit of $1.6 million (1)	—	4.8	4.8
Balance at December 31, 2022	$(10.0)	$81.4	$71.4
Foreign currency translation adjustments, net of tax expense of $1.0 million	8.0	—	8.0
Unrealized gain on derivative contracts, net of tax expense of $3.8 million	—	10.8	10.8
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $10.3 million (2)	—	(29.9)	(29.9)
Balance at December 31, 2023	$(2.0)	$62.3	$60.3
Foreign currency translation adjustments, net of tax benefit of $0.3 million	(8.2)	—	(8.2)
Unrealized gain on derivative contracts, net of tax expense of $4.9 million	—	15.1	15.1
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $14.5 million (3)	—	(43.1)	(43.1)
Balance at December 31, 2024	$(10.2)	$34.3	$24.1
(1)    Includes amortization of off-market swap value and accumulated loss at hedge de-designation of $18.5 million for the year ended December 31, 2022, partially offset by a reduction to interest expense recognized of $12.1 million.
(2)    Includes a reduction to interest expense recognized of $55.6 million related to the cash flow hedge gain for the year ended December 31, 2023, partially offset by an increase to interest expense for the amortization of off-market swap value and accumulated loss at hedge de-designation of $15.5 million.
(3)    Includes a reduction to interest expense recognized of $57.7 million related to the cash flow hedge gain for the year ended December 31, 2024.

16. Segment Reporting

Effective on January 1, 2023, we reorganized around a two-business unit operating model, Public Cloud and Private Cloud. This two-business unit operating model allows for each segment to be managed separately based on the different service offerings and respective operational and marketing strategies, ensuring increased focus, delivery, and service quality for our customers. We have changed our segment reporting to reflect this reorganization under two operating segments, which correspond directly to our reportable segments: Public Cloud, a services-centric, capital-light model providing value-added cloud solutions through managed services, Elastic Engineering and professional services offerings for customer environments hosted on the AWS, Microsoft Azure and Google Cloud public cloud platforms; and Private Cloud, a technology-forward, capital-intensive model providing managed service offerings for customer environments hosted in one of our data centers as well as in those owned by customers or by third parties such as colocation providers. Private Cloud also includes our legacy OpenStack Public Cloud business that we ceased to actively market to customers in 2017.

Our prior Multicloud Services segment has been separated into its public and private cloud components and the offerings previously reported in our Apps & Cross Platform segment have been reassigned to either the Public Cloud or Private Cloud segment based on the nature of the offering.

Our segments are based upon a number of factors, including, the basis for our budgets and forecasts, organizational and management structure and the financial information regularly provided to our Chief Operating Decision Maker (“CODM”), who we have determined to be our Chief Executive Officer. The CODM is responsible for making key operating and strategic decisions to assess performance for each segment. We assess financial performance of our segments on the basis of revenue and segment operating profit. The CODM utilizes both revenue and segment operating profit or loss before interest and income taxes to allocate resources and assesses performance of each segment by comparing actual revenue and operating profit or loss results, respectively, to historical results and previously forecasted financial information. Segment operating profit includes expenses directly attributable to running the respective segments' business. This excludes any corporate overhead expenses. We have centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources. Corporate function costs that are not allocated to the segments are included in the row labeled "Corporate functions" in the table below.

During the first quarter of 2024, we identified that an immaterial amount of revenue for a certain Private Cloud product offering was incorrectly reported in the Public Cloud segment in historical periods. Revenue by segment has been corrected in the table below by reducing Public Cloud revenue by $2.3 million and increasing Private Cloud revenue by $2.3 million for the year ended December 31, 2022 and reducing Public Cloud revenue by $4.7 million and increasing Private Cloud revenue by $4.7 million for the year ended December 31, 2023.

Beginning in the fourth quarter of 2024, we have updated the presentation of our segment operating profit to no longer exclude certain cash compensation paid to employees who remain employed with Rackspace which were previously included in “special bonuses and other compensation expenses” and “restructuring and transformation expenses” line items of our reconciliation below. Additionally, we have removed “special bonuses and other compensation expenses” line item and the remaining adjustments are now presented within “restructuring and transformation expenses” line item. All prior periods have been recasted to reflect current period presentation.

In connection with this presentation change, we also updated segment operating profit included in the financial information provided to our CODM. Certain cash compensation paid to employees who remain employed with Rackspace is now included in the Public Cloud and Private Cloud segment operating profit performance measure.

The table below presents revenue and segment operating profit by reportable segment and a reconciliation of consolidated segment operating profit to consolidated loss before income taxes for the years ended December 31, 2022, 2023 and 2024.

	Year Ended December 31,
(In millions)	2022	2023	2024
Public Cloud
Revenue	$1,738.5	$1,742.7	$1,682.6
Third party infrastructure (1)	(1,257.9)	(1,320.7)	(1,325.1)
Other cost of revenue (2)	(225.7)	(228.6)	(202.6)
Other segment items (3)	(134.2)	(111.6)	(110.7)
Segment operating profit	$120.7	$81.8	$44.2

Private Cloud
Revenue	$1,383.8	$1,214.4	$1,054.5
Cost of revenue	(758.6)	(749.1)	(646.8)
Other segment items (3)	(129.0)	(122.3)	(113.3)
Segment operating profit	$496.2	$343.0	$294.4

Total Consolidated
Revenue	$3,122.3	$2,957.1	$2,737.1
Segment operating profit	$616.9	$424.8	$338.6

Corporate functions	(297.5)	(267.6)	(233.0)
Share-based compensation expense	(69.5)	(65.4)	(63.4)
Transaction related adjustments, net (4)	(11.0)	(5.2)	(5.2)
Restructuring and transformation expenses (5)	(64.6)	(56.7)	(58.5)
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	(5.9)	4.8	1.4
Amortization of intangible assets (6)	(166.8)	(161.0)	(154.1)
Impairment of goodwill	(534.5)	(708.8)	(714.9)
UK office closure (7)	—	(12.1)	—
Impairment of assets, net	(146.1)	(52.2)	(20.0)
Interest expense	(208.5)	(221.6)	(98.0)
Gain (loss) on investments, net	(0.2)	0.3	0.1
Gain on debt extinguishment, net of debt modification costs	—	271.3	147.2
Other expense, net	(10.0)	(5.0)	(21.7)
Total consolidated loss before income taxes	$(897.7)	$(854.4)	$(881.5)

(1)	Represents usage charges from public cloud infrastructure providers.
(2)	Other cost of revenue excludes third party infrastructure expenses and is comprised of certain license costs, labor, and other designated expenses.
(3)	Other segment items for each segment include directly allocable research and development expenses, sales and marketing expenses, and certain other general and administrative expenses.
(4)	Includes legal, professional, accounting and other advisory fees related to acquisitions, certain one-time compliance costs related to being a public company, integration costs of acquired businesses, purchase accounting adjustments, and exploratory acquisition and divestiture costs and expenses related to financing activities.
(5)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock. The year ended December 31, 2022 includes charges of $5.2 million related to the July 2021 Restructuring Plan which are not accounted for as exit and disposal costs under ASC 420, including one-time offshore build out costs. In addition, the year ended December 31, 2024 includes a $9.0 million MEIA early termination fee associated with the sale of our corporate headquarters in March 2024.

(6)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(7)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.

The table below presents depreciation expense included in segment operating profit above for the years ended December 31, 2022, 2023 and 2024.

	Year Ended December 31,
(In millions)	2022	2023	2024
Public Cloud	$8.2	$9.2	$7.0
Private Cloud	170.2	171.3	115.1
Corporate functions	42.5	28.2	19.2
Total depreciation expense	$220.9	$208.7	$141.3

Management does not use total assets by segment to evaluate segment performance or allocate resources. As such, total assets by segment are not disclosed.

Geographic Information

The tables below present revenue by geographic region and by country for the years ended December 31, 2022, 2023 and 2024. Revenue amounts are based upon the location of the support function servicing the customer.

	Year Ended December 31,
(In millions)	2022	2023	2024
Americas	$2,341.7	$2,181.4	$1,990.4
EMEA	626.6	620.0	620.0
APJ	154.0	155.7	126.7
Total revenue	$3,122.3	$2,957.1	$2,737.1

	Year Ended December 31,
(In millions)	2022	2023	2024
United States	$2,209.2	$2,035.6	$1,847.7
United Kingdom	521.6	484.5	468.0
Other foreign countries (1)	391.5	437.0	421.4
Total revenue	$3,122.3	$2,957.1	$2,737.1
(1)    No other foreign country had revenue that exceeded 10% of total consolidated revenue for the years ended December 31, 2022, 2023 and 2024.

The table below presents property, equipment and software, net by country, based on the physical location of the assets:

(In millions)	December 31, 2022	December 31, 2023	December 31, 2024
United States	$487.9	$478.4	$480.8
United Kingdom	116.7	109.0	100.3
Other foreign countries (1)	23.7	21.4	19.9
Total property, equipment and software, net	$628.3	$608.8	$601.0
(1)    No other foreign country had property, equipment and software, net that exceeded 10% of total consolidated property, equipment and software, net.

17. Condensed Financial Information of Registrant (Parent Company Only)

RACKSPACE TECHNOLOGY, INC. (Parent Company Only)
CONDENSED BALANCE SHEETS

(In millions, except per share data)	December 31, 2023	December 31, 2024
ASSETS
Investment in subsidiaries of Parent	$(154.5)	$(1,004.2)
Total assets	$(154.5)	$(1,004.2)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Stockholders' deficit:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 220.5 and 232.2 shares issued; 217.4 and 229.1 shares outstanding, respectively	2.2	2.3
Additional paid-in capital	2,638.2	2,682.8
Accumulated other comprehensive income	60.3	24.1
Accumulated deficit	(2,824.2)	(3,682.4)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' deficit	(154.5)	(1,004.2)
Total liabilities and stockholders' deficit	$(154.5)	$(1,004.2)

The accompanying note is an integral part of these condensed financial statements.

RACKSPACE TECHNOLOGY, INC. (Parent Company Only)
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions, except per share data)	2022	2023	2024
Equity in net losses in Parent's subsidiaries	$(804.8)	$(837.8)	$(858.2)
Net loss and total comprehensive loss	$(804.8)	$(837.8)	$(858.2)
Net loss per share
Basic and diluted	$(3.81)	$(3.89)	$(3.82)
Weighted average number of shares outstanding:
Basic and diluted	211.2	215.3	224.8

The accompanying note is an integral part of these condensed financial statements.

A condensed statement of cash flows has not been presented as Rackspace Technology did not have any cash as of, or at any point in time during, the years ended December 31, 2022, 2023 and 2024.

NOTE TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT (Parent Company Only)

Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Rackspace Technology, Inc. (“Parent”) (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Parent. The ability of Parent’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ New First Lien Credit Agreement, First Lien Credit Agreement and the Indentures, as described in Note 7, “Debt” to the audited consolidated financial statements.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2024 that our disclosure controls and procedures were effective such that the information relating to the company, including our consolidated subsidiaries, required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2024, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

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

We have adopted the Rackspace Technology, Inc. Securities Trading Policy which governs, among other things, the purchase, sale and/or other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of this policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

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

10.9	*
Successor Agent Appointment and Agency Transfer Agreement, dated as of November 15, 2024, among Rackspace Technology Global, Inc., the subsidiary loan parties party thereto, the lenders party thereto, Citibank, N.A., as the predecessor administrative agent, Citibank, N.A., acting through its agency & trust business, as the predecessor collateral agent, and Wilmington Trust, National Association, as the successor administrative agent and as the successor collateral agent

10.10
Incremental Assumption and Amendment Agreement No. 1, dated March 12, 2024, among Rackspace Finance Holdings, LLC, Rackspace Finance, LLC, the subsidiary loan parties party thereto, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 8-K filed on March 12, 2024)

10.11
Amended and Restated Investor Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc., Searchlight Capital II, L.P., Searchlight Capital II PV, L.P. and AP VIII Inception Holdings, L.P. (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.12
Amended and Restated Investor Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc., DPH 123, LLC, ACE Investment Holdings, LLC, AP VIII Inception Holdings, L.P. and solely for purposes of Section 4.1 thereof, ABRY Partners VIII, L.P. (incorporated by reference from Exhibit 10.3 to Rackspace Technology Inc.’s Form 8-K filed on August 7, 2020)

10.13
Amendment to Amended and Restated Investor Rights Agreement, dated as of December 7, 2020, between Rackspace Technology, Inc., AP VIII Inception Holdings, L.P. and Searchlight (incorporated by reference from Exhibit 10.9 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2020)

10.14
Amendment to Amended and Restated Investor Rights Agreement, dated as of December 7, 2020, between Rackspace Technology, Inc., AP VIII Inception Holdings, L.P. and ABRY (incorporated by reference from Exhibit 10.10 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2020)

10.15
Registration Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc. and the Holders party thereto (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K filed on August 7, 2020)

10.16
Agreement and Plan of Merger, dated as of September 6, 2017, among Rackspace Technology, Inc. (f.k.a. Inception Topco, Inc.), Drake Merger Sub I, Inc., Drake Merger Sub II, LLC, Inception Intermediate, Inc., Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), Datapipe Holdings, LLC, Datapipe Parent, Inc. and the key stockholders party thereto (incorporated by reference from Exhibit 10.9 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.17
Receivables Purchase Agreement, dated September 29, 2023, by and among Rackspace Receivables II LLC, the persons from time to time party thereto, PNC Bank, National Association, Rackspace US, Inc. and PNC Capital Markets LLC (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on October 4, 2023)

10.18
Receivables Purchase Agreement, dated as of September 29, 2023, by and among Rackspace Receivables II LLC, Rackspace Receivables Canada Limited, the persons from time to time party thereto as purchasers, PNC Bank, National Association, Rackspace US, Inc., Rackspace International GmbH, Rackspace Limited and Onica Technologies Canada Inc. and PNC Capital Markets LLC as structuring agent (incorporated by reference from Exhibit 10.17 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2023)

10.19	†	Employment Agreement between the Company and Amar Maletira, dated October 16, 2020 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on October 21, 2020)
10.20	†
Amended and Restated Employment Agreement between Rackspace Technology, Inc. and Amar Maletira, effective September 27, 2022 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.'s Form 10-Q for the quarter ended September 30, 2022)

10.21	†
Amended and Restated Employment Agreement between Rackspace US, Inc. and Mark Marino, effective January 12, 2024 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on January 12, 2024)

10.22	†
Employment Agreement between Rackspace US, Inc. and Brian Lillie, effective January 16, 2023 (incorporated by reference from Exhibit 10.6 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2024)

10.23	†*	Separation Agreement and Release between Rackspace US, Inc. and Brian Lillie

10.24	†
Employment Agreement between Rackspace US, Inc. and Dharmendra Kumar (“DK”) Sinha, effective July 13, 2022 (incorporated by reference from Exhibit 10.7 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2024)

10.25	†*	Employment Agreement between Rackspace US, Inc. and Srinivas Koushik, dated December 15, 2021
10.26	†
Form of Non-Qualified Stock Option Agreement between Rackspace Technology, Inc. and each of the named executive officers (other than the Chief Executive Officer) under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.20 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.27	†
Form of Non-Qualified Stock Option Agreement between Rackspace Technology, Inc. and certain of the Directors under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.24 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.28	†
Form of Performance Stock Unit Agreement between Rackspace Technology, Inc. and certain of its executive officers under the 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2022)

10.29	†
Form of Cash-Settled Performance Unit Agreement between Rackspace Technology, Inc. and certain of its executive officers under the 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2023)

10.30	†
Form of Restricted Stock Unit Award Agreement between Rackspace Technology, Inc. and certain of its executive officers under the 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended June 30, 2024)

10.31	†
Form of Cash-Settled Performance Award Agreement between Rackspace Technology, Inc. and certain of its executive officers under the 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended June 30, 2024)

10.32	†
Form of Restricted Stock Unit Award Agreement between Rackspace Technology, Inc. and certain of its directors under the 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended June 30, 2024)

10.33	†
Rackspace Technology, Inc. Equity Incentive Plan, dated as of April 7, 2017 (incorporated by reference from Exhibit 10.27 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)

10.34	†	Rackspace Technology, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 4.2 to Rackspace Technology Inc.’s Registration Statement on Form S-8 filed on August 5, 2020)
10.35	†	Rackspace Technology, Inc. Amendment No. 1 to 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended June 30, 2022)
10.36	†	Rackspace Technology, Inc. Amendment No. 2 to 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended June 30, 2023)
10.37	†	Rackspace Technology, Inc. Amendment No. 3 to 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended June 30, 2024)
10.38	†	Rackspace Technology, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.3 to Rackspace Technology Inc.’s Registration Statement on Form S-8 filed on August 5, 2020)
10.39	†	Rackspace Technology, Inc. Annual Cash Incentive Plan (incorporated by reference from Exhibit 10.8 to Rackspace Technology Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2020)
10.40	†
Rackspace Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference from Exhibit 10.31 to Rackspace Technology, Inc.’s Registration Statement on Form S-1 filed on July 10, 2020)

10.41	†*	Rackspace Technology, Inc. Non-Employee Director Compensation Policy, effective January 1, 2025
10.42	†	Rackspace Technology, Inc. Executive Change in Control Severance Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on March 18, 2021)
10.43	†	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.32 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A filed on July 27, 2020)
19.1	*	Rackspace Technology, Inc. Securities Trading Policy
21.1	*	Subsidiaries of the registrant
23.1	*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97
Rackspace Technology, Inc. Executive Officer Incentive Compensation Clawback Policy (incorporated by reference from Exhibit 97 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2023)

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

RACKSPACE TECHNOLOGY, INC.

Date:	March 20, 2025	By:	/s/ Mark Marino
Mark Marino
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amar Maletira	Chief Executive Officer; Director	March 20, 2025
Amar Maletira	(Principal Executive Officer)

/s/ Mark Marino	Chief Financial Officer	March 20, 2025
Mark Marino	(Principal Financial and Accounting Officer)

/s/ Betsy Atkins	Director	March 20, 2025
Betsy Atkins

/s/ Jeffrey Benjamin	Director	March 20, 2025
Jeffrey Benjamin

/s/ Mitch Garber	Director	March 20, 2025
Mitch Garber

/s/ Mark Gross	Director	March 20, 2025
Mark Gross

/s/ Vikram Mahidhar	Director	March 20, 2025
Vikram Mahidhar

/s/ Anthony Roberts	Director	March 20, 2025
Anthony Roberts

/s/ Shashank Samant	Director	March 20, 2025
Shashank Samant

/s/ Anthony Scott	Director	March 20, 2025
Anthony Scott

/s/ Aaron Sobel	Director	March 20, 2025
Aaron Sobel