Form 10-Q
period 2025-03-31
Rackspace Technology, Inc.
filed 2025-05-12
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025.
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

On May 5, 2025, 237,388,710 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this "Quarterly Report") contains certain information that may constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management's plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the generality of the preceding sentence, any time we use the words "expects," "intends," "will," "anticipates," "believes," "confident," "continue," "propose," "seeks," "could," "may," "should," "estimates," "forecasts," "might," "goals," "objectives," "targets," "planned," "projects," and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, and the risks and uncertainties disclosed or referenced under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2024	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$144.0	$128.0
Accounts receivable, net of allowance for credit losses and accrued customer credits of $27.0 and $23.9, respectively	298.8	269.0
Prepaid expenses	84.9	99.5
Other current assets	91.1	85.3
Total current assets	618.8	581.8

Property, equipment and software, net	601.0	594.0
Goodwill, net	735.7	737.3
Intangible assets, net	844.7	807.5
Operating right-of-use assets	134.6	138.1
Other non-current assets	119.3	107.4
Total assets	$3,054.1	$2,966.1

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$389.6	$388.9
Accrued compensation and benefits	96.7	82.4
Deferred revenue	84.2	75.8
Debt	29.2	25.8
Accrued interest	7.4	7.1
Operating lease liabilities	55.9	49.5
Finance lease liabilities	53.1	54.3
Financing obligations	16.4	16.6
Other current liabilities	34.1	34.4
Total current liabilities	766.6	734.8

Non-current liabilities:
Debt	2,756.4	2,761.6
Operating lease liabilities	77.8	84.1
Finance lease liabilities	293.1	304.3
Financing obligations	39.2	32.0
Deferred income taxes	30.2	26.5
Other non-current liabilities	95.0	95.9
Total liabilities	4,058.3	4,039.2

Commitments and Contingencies (Note 8)

Stockholders' deficit:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 232.2 and 240.4 shares issued; 229.1 and 237.3 shares outstanding, respectively	2.3	2.4
Additional paid-in capital	2,682.8	2,690.3
Accumulated other comprehensive income	24.1	19.1
Accumulated deficit	(3,682.4)	(3,753.9)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' deficit	(1,004.2)	(1,073.1)
Total liabilities and stockholders' deficit	$3,054.1	$2,966.1

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2024	2025
Revenue	$690.8	$665.4
Cost of revenue	(558.0)	(538.5)
Gross profit	132.8	126.9
Selling, general and administrative expenses	(192.4)	(165.3)
Impairment of goodwill	(573.2)	—
Impairment of assets, net	(20.0)	—
Loss from operations	(652.8)	(38.4)
Other income (expense):
Interest expense	(43.7)	(19.4)
Gain (loss) on investments, net	0.1	(0.1)
Gain on debt extinguishment, net of debt modification costs	56.7	—
Other expense, net	(5.6)	(5.4)
Total other income (expense)	7.5	(24.9)
Loss before income taxes	(645.3)	(63.3)
Benefit (provision) for income taxes	4.7	(8.2)
Net loss	$(640.6)	$(71.5)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(3.7)	$3.6
Unrealized gain (loss) on derivative contracts	13.1	(0.1)
Amount reclassified from accumulated other comprehensive income (loss) to earnings	(11.1)	(8.5)
Other comprehensive loss	(1.7)	(5.0)
Comprehensive loss	$(642.3)	$(76.5)

Net loss per share:
Basic and diluted	$(2.91)	$(0.31)
Weighted average number of shares outstanding:
Basic and diluted	219.8	231.9

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2025
Cash Flows From Operating Activities
Net loss	$(640.6)	$(71.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74.8	73.9
Reduction in carrying amount of operating right-of-use assets	15.8	16.6
Deferred income taxes	(24.4)	(1.3)
Share-based compensation expense	12.8	12.0
Impairment of goodwill	573.2	—
Impairment of assets, net	20.0	—
Gain on debt extinguishment, net of debt modification costs	(56.7)	—
(Gain) loss on investments, net	(0.1)	0.1
Provision for bad debts and accrued customer credits	4.3	—
Amortization of debt issuance costs and debt discount and premium	(2.0)	1.5
Third party fees paid in connection with the March 2024 Refinancing Transactions	(28.4)	—
Other operating activities	(0.2)	1.2
Changes in operating assets and liabilities:
Accounts receivable	31.6	30.2
Prepaid expenses and other current assets	(14.7)	(13.2)
Accounts payable, accrued expenses, and other current liabilities	(50.3)	(17.3)
Deferred revenue	1.0	(9.3)
Operating lease liabilities	(20.5)	(20.3)
Other non-current assets and liabilities	14.1	10.0
Net cash provided by (used in) operating activities	(90.3)	12.6
Cash Flows From Investing Activities
Purchases of property, equipment and software	(28.1)	(8.3)
Proceeds from sale of headquarters	16.9	—
Other investing activities	0.1	(0.5)
Net cash used in investing activities	(11.1)	(8.8)
Cash Flows From Financing Activities
Shares of common stock withheld for employee taxes	(3.4)	—
Proceeds from borrowings under long-term debt arrangements	275.0	30.0
Payments on long-term debt	(35.6)	(26.1)
Debt extinguishment costs	(22.1)	—
Payments on financing component of interest rate swap	(4.3)	(4.3)
Principal payments of finance lease liabilities	(17.9)	(13.2)
Principal payments of financing obligations	(3.5)	(7.0)
Net cash provided by (used in) financing activities	188.2	(20.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1.0)	0.9
Increase (decrease) in cash, cash equivalents, and restricted cash	85.8	(15.9)
Cash, cash equivalents, and restricted cash at beginning of period	199.7	147.0
Cash, cash equivalents, and restricted cash at end of period	$285.5	$131.1

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$53.3	$22.2
Cash payments for income taxes, net of refunds	$1.0	$1.2

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$—	$23.5
Increase (decrease) in property, equipment and software accrued in liabilities	18.1	(5.1)
Other non-cash activity	(0.6)	—
Non-cash purchases of property, equipment and software	$17.5	$18.4

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
(In millions)	2024	2025
Cash and cash equivalents	$282.6	$128.0
Restricted cash included in other non-current assets	2.9	3.1
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$285.5	$131.1

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	220.5	$2.2	$2,638.2	$60.3	$(2,824.2)	3.1	$(31.0)	$(154.5)
Exercise of stock options and release of stock awards, net of shares withheld	6.1	0.1	(3.5)	—	—	—	—	(3.4)
Share-based compensation expense for equity classified awards	—	—	13.0	—	—	—	—	13.0
Net loss	—	—	—	—	(640.6)	—	—	(640.6)
Other comprehensive loss	—	—	—	(1.7)	—	—	—	(1.7)
Balance at March 31, 2024	226.6	$2.3	$2,647.7	$58.6	$(3,464.8)	3.1	$(31.0)	$(787.2)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	232.2	$2.3	$2,682.8	$24.1	$(3,682.4)	3.1	$(31.0)	$(1,004.2)
Exercise of stock options and release of stock awards	8.2	0.1	(0.1)	—	—	—	—	—
Share-based compensation expense for equity classified awards	—	—	7.6	—	—	—	—	7.6
Net loss	—	—	—	—	(71.5)	—	—	(71.5)
Other comprehensive loss	—	—	—	(5.0)	—	—	—	(5.0)
Balance at March 31, 2025	240.4	$2.4	$2,690.3	$19.1	$(3,753.9)	3.1	$(31.0)	$(1,073.1)

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

Rackspace Technology Global commenced operations in 1998 as a limited partnership and was incorporated in Delaware in March 2000. Rackspace Technology serves as the holding company for Rackspace Technology Global and does not engage in any material business or operations other than those related to its indirect ownership of the capital stock of Rackspace Technology Global and its subsidiaries or business or operations otherwise customarily undertaken by a holding company.

For ease of reference, the terms "we," "our company," "the company," "us," or "our" as used in this report refer to Rackspace Technology and its consolidated subsidiaries.

The unaudited condensed consolidated financial statements include the accounts of Rackspace Technology, Inc. and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2024 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the Securities and Exchange Commission ("SEC") disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 21, 2025 ("Annual Report"). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2025, our results of operations, cash flows, and stockholders' deficit for the three months ended March 31, 2024 and 2025.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2025, or for any other interim period, or for any other future year.

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

Liquidity Overview

We are a highly leveraged company. As of March 31, 2025, we had $2,444.4 million aggregate principal amount outstanding under our debt instruments, which are comprised of the first lien first out senior secured term loan facility (the “FLFO Term Loan Facility”), the first lien second out senior secured term loan facility (the “FLSO Term Loan Facility”), the first lien term loan facility (the "Term Loan Facility"), 3.50% FLSO Senior Secured Notes due 2028 (the “3.50% FLSO Senior Secured Notes”), 5.375% Senior Notes due 2028 (the "5.375% Senior Notes"), and 3.50% Senior Secured Notes due 2028 (the "3.50% Senior Secured Notes"). We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the senior secured first lien first out revolving credit facility (the "New Revolving Credit Facility"). As of March 31, 2025, the New Revolving Credit Facility provided for up to $375.0 million of borrowings, $30.0 million of which was drawn and outstanding as of March 31, 2025. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash and cash equivalents of $128.0 million as of March 31, 2025, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on our ability to deliver on our strategic objectives and prevailing economic conditions and other factors, many of which are beyond our control.

Significant Accounting Policies and Estimates

Our Annual Report includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three months ended March 31, 2025.

Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

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

In connection with the debt refinancing transactions that were completed in March and April 2024, as further described in Note 7, “Debt”, we updated our internal forecasts. Our updated internal forecasts considered our year-to-date operating performance, current customer bookings and revised expectations based on current performance, revisions to our expected growth and timing of such growth based on current and expected performance, current customer retention rates, revisions to the timing of the expected effects of our strategic initiatives and overall related risks, including macroeconomic factors, to achieving our forecasts. Our Board of Directors reviewed and approved our internal budget for fiscal year 2024 on February 28, 2024. As of February 29, 2024, we assessed our Board of Directors approved 2024 internal budget along with several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of our current and forecasted operating margins and cash flows, budgeted-to-actual performance, timing of the expected effects of our strategic initiatives, overall change in economic climate, changes in the industry and competitive environment, changes to our risk-adjusted discount rates and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of February 29, 2024.

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

Due to the factors discussed in the goodwill analysis above and prior to testing our goodwill for impairment, we performed a quantitative assessment of our indefinite-lived intangible asset as of February 29, 2024. The quantitative assessment performed indicated the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $20.0 million non-cash impairment charge as of February 29, 2024, which is included in "Impairment of assets, net" in our Condensed Consolidated Statements of Comprehensive Loss in the first quarter of 2024.

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

In conjunction with the goodwill impairment analysis as of February 29, 2024, we performed a recoverability test of our long-lived assets, including finite-lived intangible assets, by comparing the net book value of our long-lived assets or asset groups, to the future undiscounted net cash flows attributable to such assets, which did not result in any impairment charges.

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

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Condensed Consolidated Balance Sheets Account	December 31, 2024	March 31, 2025
Accounts receivable, net	Accounts receivable, net (1)	$298.8	$269.0
Current portion of contract assets	Other current assets	$6.2	$5.0
Non-current portion of contract assets	Other non-current assets	$6.4	$2.2
Current portion of deferred revenue	Deferred revenue	$84.2	$75.8
Non-current portion of deferred revenue	Other non-current liabilities	$2.0	$1.3
(1)    Allowance for credit losses and accrued customer credits was $27.0 million and $23.9 million as of December 31, 2024 and March 31, 2025, respectively.

Amounts recognized in revenue for the three months ended March 31, 2024, and 2025, which were included in deferred revenue as of the beginning of each period totaled $45.6 million and $49.6 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2024 and March 31, 2025, the balances of capitalized costs to obtain a contract were $38.6 million and $34.9 million, respectively, and the balances of capitalized costs to fulfill a contract were $13.7 million and $14.4 million, respectively. These capitalized costs are included in "Other non-current assets" on the Condensed Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended March 31,
(In millions)	2024	2025
Amortization of capitalized sales commissions	$8.2	$6.8
Amortization of capitalized implementation costs	$2.7	$2.3

Remaining Performance Obligations

As of March 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations was $612.1 million, of which approximately 49% is expected to be recognized as revenue during the remainder of 2025 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. The aggregate amount of transaction price excludes variable consideration related to our usage-based arrangements for which we recognize revenue based on the right to invoice for the services performed.

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

In connection with accounts receivable sold during the three months ended March 31, 2024 and 2025, we recorded $5.8 million and $5.0 million of expense, respectively, within “Other expense, net” in the Condensed Consolidated Statements of Comprehensive Loss. This expense consisted of $5.3 million and $5.0 million of yield charges and fees in the three months ended March 31, 2024 and 2025, respectively, and $0.5 million of upfront transaction costs associated with the execution of the agreement in the three months ended March 31, 2024.

The outstanding portfolio of sold accounts receivable derecognized from our Condensed Consolidated Balance Sheet as of December 31, 2024 and March 31, 2025 was $218.7 million and $225.4 million, respectively. The SPVs hold unsold accounts receivable of $57.7 million as of March 31, 2025 that are pledged as collateral to PNC.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(In millions, except per share data)	2024	2025
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(640.6)	$(71.5)
Weighted average shares outstanding:
Common stock	219.8	231.9
Number of shares used in per share computations	219.8	231.9
Net loss per share	$(2.91)	$(0.31)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Since we were in a net loss position for both periods presented, basic net loss per share is the same as diluted net loss per share for both periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 30.3 million and 19.4 million potential common shares from the computation of dilutive loss per share for the three months ended March 31, 2024 and 2025, respectively, because the effect would have been anti-dilutive.

5. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2024	March 31, 2025
Computers and equipment	$1,142.9	$1,123.7
Software	448.1	446.4
Furniture and fixtures	10.2	7.5
Buildings and leasehold improvements	409.7	413.6
Property, equipment and software, at cost	2,010.9	1,991.2
Less: Accumulated depreciation	(1,420.7)	(1,407.9)
Work in process	10.8	10.7
Property, equipment and software, net	$601.0	$594.0

In March 2024, we completed the sale of our corporate headquarters facility located in Windcrest, Texas and relocated our corporate headquarters to leased office space in San Antonio, Texas. The property’s estimated fair value, less estimated cost to sell prior to the sale was $16.9 million and we received cash proceeds of $17.5 million, less brokerage and professional fees of $0.6 million, resulting in net cash proceeds of $16.9 million. In connection with the completion of the sale, we paid a $9.0 million early termination fee to certain local governments related to our termination of the Master Economic Incentives Agreement (the “MEIA”) associated with the property. This amount is included in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2024.

6. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment.

(In millions)	Public Cloud	Private Cloud	Total
Gross goodwill as of December 31, 2024	$596.2	$1,563.2	$2,159.4
Less: impairment charges	(454.6)	(969.1)	(1,423.7)
Goodwill, net as of December 31, 2024	141.6	594.1	735.7
Foreign currency translation	0.4	1.2	1.6
Goodwill, net as of March 31, 2025	$142.0	$595.3	$737.3

Gross goodwill as of March 31, 2025	$596.6	$1,564.4	$2,161.0
Less: accumulated impairment charges (1)	(454.6)	(969.1)	(1,423.7)
Goodwill, net as of March 31, 2025	$142.0	$595.3	$737.3
(1)     On a consolidated basis, gross and net goodwill as of March 31, 2025 was $3,042.9 million and $737.3 million, respectively. Accumulated impairment charges on a consolidated basis was $2,305.6 million as of March 31, 2025.

See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for discussion of the goodwill impairment charges recorded during the three months ended March 31, 2024.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2024			March 31, 2025
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,930.6	$(1,226.2)	$704.4	$1,932.4	$(1,265.3)	$667.1
Other	27.1	(26.8)	0.3	26.2	(25.8)	0.4
Total definite-lived intangible assets	1,957.7	(1,253.0)	704.7	1,958.6	(1,291.1)	667.5
Trade name (indefinite-lived)	140.0	—	140.0	140.0	—	140.0
Total intangible assets other than goodwill	$2,097.7	$(1,253.0)	$844.7	$2,098.6	$(1,291.1)	$807.5
During the three months ended March 31, 2024 we recognized impairment charges of $20.0 million related to our trade name indefinite-lived intangible asset.

For more information, see the discussion of our impairment charges in Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

7. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2024		March 31, 2025
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
FLSO Term Loan Facility	May 15, 2028	7.35%	$1,626.8	7.19%	$1,622.6
FLFO Term Loan Facility	May 15, 2028	10.85%	272.9	10.69%	272.3
Term Loan Facility	February 15, 2028	7.35%	61.8	7.19%	61.6
New Revolving Credit Facility	May 15, 2028	—%	—	7.33%	30.0
3.50% FLSO Senior Secured Notes	May 15, 2028	3.50%	318.6	3.50%	318.6
3.50% Senior Secured Notes	February 15, 2028	3.50%	43.9	3.50%	43.9
5.375% Senior Notes	December 1, 2028	5.375%	125.4	5.375%	125.4
Total principal amount outstanding			2,449.4		2,474.4
Unamortized debt issuance costs, debt premium, and debt discount			336.2		313.0
Total debt			2,785.6		2,787.4
Less: current portion of debt			(29.2)		(25.8)
Debt, excluding current portion			$2,756.4		$2,761.6
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

Pursuant to the Private Exchange, (i) $331.4 million aggregate principal amount of Existing Secured Notes and $1,588.8 million aggregate principal amount of the Existing Term Loans were exchanged or purchased for cancellation and (ii) $267.3 million aggregate principal amount of 3.50% FLSO Senior Secured Notes and $1,312.0 million aggregate principal amount the FLSO Term Loan Facility were issued by Rackspace Finance, LLC, a new subsidiary of the company (the “New Borrower”).

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

In connection with the March 2024 Refinancing Transactions, the company recorded a gain in the first quarter of 2024 of $56.7 million after deducting third-party costs and lender fees incurred. The gain is included in "Gain on debt extinguishment, net of debt modification costs" in our Condensed Consolidated Statements of Comprehensive Loss. We incurred third party fees of $28.4 million.

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

As of March 31, 2025, the contractual interest rate on the FLSO Term Loan Facility was 7.19%. We are required to make quarterly principal payments of $4.2 million, which began on March 31, 2024. See Note 11, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the FLSO Term Loan Facility.

Affiliates of Apollo are FLSO Term Loan Facility lenders under the New First Lien Credit Agreement. As of March 31, 2025, the outstanding principal amount of the FLSO Term Loan Facility was $1,622.6 million, of which $80.3 million, or 4.9%, is due to Apollo affiliates.

Prior to September 12, 2025, the New Borrower may prepay some or all of the FLSO Term Loan Facility, together with accrued and unpaid interest, subject to the applicable “make-whole” premium. On or after September 12, 2025, the New Borrower may prepay some or all of the FLSO Term Loan Facility, together with accrued and unpaid interest, without prepayment premium or penalty.

The fair value of the FLSO Term Loan Facility as of March 31, 2025 was $831.6 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLSO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of March 31, 2025, the contractual interest rate on the FLFO Term Loan Facility was 10.69%. We are required to make quarterly principal payments of $0.7 million, which began on June 30, 2024. See Note 11, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the FLFO Term Loan Facility.

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

The fair value of the FLFO Term Loan Facility as of March 31, 2025 was $280.1 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLFO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

During the three months ended March 31, 2025, we borrowed $30.0 million. As of March 31, 2025, we had total commitments of $375.0 million, $30.0 million of outstanding borrowings under the New Revolving Credit Facility, and $23.5 million of letters of credit issued thereunder. As such, as of March 31, 2025, we had $345.0 million of available commitments remaining.

As of March 31, 2025, we were in compliance with all covenants under the New Senior Facilities.

3.50% FLSO Senior Secured Notes due 2028

On March 12, 2024, the New Borrower issued $267.3 million initial aggregate principal amount of the 3.50% FLSO Senior Secured Notes. On April 2, 2024 and April 16, 2024, the New Borrower issued additional 3.50% FLSO Senior Secured Notes in an aggregate principal amount of $93.3 million and $3.6 million, respectively. The 3.50% FLSO Senior Secured Notes will mature on May 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on February 15 and August 15, commencing on August 15, 2024. The 3.50% FLSO Senior Secured Notes are not subject to registration rights.

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

As of March 31, 2025, we were in compliance with all covenants under the 3.50% FLSO Senior Secured Notes Indenture.

The fair value of the 3.50% FLSO Senior Secured Notes as of March 31, 2025 was $151.2 million based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% FLSO Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

The applicable margin for the Term Loan Facility is 2.75% for SOFR loans and 1.75% for base rate loans and the applicable margin for the prior Revolving Credit Facility was 3.00% for SOFR loans and 2.00% for base rate loans. Interest is due at the end of each interest period elected, not exceeding 90 days, for SOFR loans and at the end of every calendar quarter for base rate loans.

All other material terms and conditions of the First Lien Credit Agreement were unchanged.

In addition to paying interest on the outstanding principal under the Senior Facilities, the prior Revolving Credit Facility also included a commitment fee equal to 0.50% per annum in respect of the unused commitments that was due quarterly. This commitment fee was subject to one step-down based on the net first lien leverage ratio.

As of March 31, 2025, the contractual interest rate on the Term Loan Facility was 7.19%. We are required to make quarterly principal payments of $0.2 million. See Note 11, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

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

The only financial covenant was with respect to the prior Revolving Credit Facility. As discussed in “March 2024 Refinancing Transactions” above, on March 12, 2024, all revolving lenders under the prior Revolving Credit Facility exchanged their revolving loan commitments for commitments in respect of the New Revolving Credit Facility, which replaced in full the prior Revolving Credit Facility. See “New Revolving Credit Facility” above for information regarding this new debt instrument.

As of March 31, 2025, we were in compliance with all covenants under the Senior Facilities.

The fair value of the Term Loan Facility as of March 31, 2025 was $21.6 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

3.50% Senior Secured Notes due 2028

On February 9, 2021, Rackspace Technology Global issued $550.0 million aggregate principal amount of the 3.50% Senior Secured Notes. The 3.50% Senior Secured Notes will mature on February 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on February 15 and August 15, commencing on August 15, 2021. The 3.50% Senior Secured Notes are not subject to registration rights.

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

As of March 31, 2025, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of March 31, 2025 was $12.2 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

5.375% Senior Notes due 2028

On December 1, 2020, Rackspace Technology Global issued $550.0 million aggregate principal amount of the 5.375% Senior Notes. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at an annual fixed rate of 5.375%. Interest is payable semiannually on June 1 and December 1, commencing on June 1, 2021. The 5.375% Senior Notes are not subject to registration rights.

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

As of March 31, 2025, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of March 31, 2025 was $33.2 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

8. Commitments and Contingencies

We have contingencies that arise from various litigation, claims and commitments, none of which we consider to be material.

From time to time, we may be party to various legal proceedings arising in the ordinary course of business. In addition, third parties may bring intellectual property claims against us asserting that certain of our offerings, services and technologies infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, products, or services, and may also cause us to change our business practices and require development of non-infringing products or technologies, which could result in a loss of revenue for us or otherwise harm our business.

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

9. Share-Based Compensation

During the three months ended March 31, 2025, we granted 0.3 million restricted stock units ("RSUs") under the 2020 Incentive Plan with a weighted-average grant date fair value of $2.58. The majority of the RSUs were granted as part of our promotion and recruitment process and vest ratably over a three-year period, subject to continued service.

Total share-based compensation expense is comprised of the following equity and liability classified award amounts:

	Three Months Ended March 31,
(In millions)	2024	2025
Equity classified awards	$13.0	$7.6
Liability classified awards	(0.2)	4.4
Total share-based compensation expense	$12.8	$12.0

Total share-based compensation expense recognized was as follows:

	Three Months Ended March 31,
(In millions)	2024	2025
Cost of revenue	$1.9	$1.8
Selling, general and administrative expenses	10.9	10.2
Pre-tax share-based compensation expense	12.8	12.0
Less: Income tax benefit	(2.7)	(2.5)
Total share-based compensation expense, net of tax	$10.1	$9.5

As of March 31, 2025, there was $24.9 million of total unrecognized compensation cost related to RSUs, performance stock units, and the ESPP, which will be recognized using the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

10. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three months ended March 31, 2025, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is nondeductible under Internal Revenue Code (“IRC”) Section 162(m), the net impact of the geographic distribution of our earnings, and the tax effects from nondeductible share-based compensation.

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

The amount remaining in "Accumulated other comprehensive income" for the de-designated December 2016 and December 2018 swaps at the de-designation date was approximately $51.6 million, and was amortized as an increase to "Interest expense" over the effective period of the original swap agreements.

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

As of December 31, 2024 and March 31, 2025, the cash flow hedge was highly effective.

The key terms of our remaining interest rate swap is presented below:

Effective Date	Fixed Rate Paid	December 31, 2024		March 31, 2025
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

February 9, 2021	2.34150% (1)	1,350.0	Active	1,350.0	Active	February 9, 2026
(1)     Fixed rate paid prior to the May 9, 2023 amendment was 2.3820%.

Our interest rate swap agreement, excluding the portion treated as debt, is recognized at fair value in the Condensed Consolidated Balance Sheets and is valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.

Fair Values of Derivatives on the Condensed Consolidated Balance Sheets

The fair values of our derivatives and their location on the Condensed Consolidated Balance Sheets as of December 31, 2024 and March 31, 2025 were as follows:

		December 31, 2024		March 31, 2025
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$39.6	$—	$34.7	$—
Interest rate swaps	Other non-current assets	6.6	—	—	—
Interest rate swaps	Other current liabilities (1)	—	17.3	—	16.0
Interest rate swaps	Other non-current liabilities (1)	—	3.0	—	—
Total		$46.2	$20.3	$34.7	$16.0
(1)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2024			March 31, 2025
(In millions)	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$46.2	$(20.3)	$25.9	$34.7	$(16.0)	$18.7

Liabilities
Interest rate swaps	$20.3	$(20.3)	$—	$16.0	$(16.0)	$—

Effect of Derivatives on the Condensed Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2024 and 2025 was as follows:

		Three Months Ended March 31,
(In millions)		2024	2025
Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$14.9	$11.4

Interest expense was $43.7 million and $19.4 million for the three months ended March 31, 2024 and 2025, respectively. As of March 31, 2025, the amount of cash flow hedge gain included within "Accumulated other comprehensive income" that is expected to be reclassified as a reduction to "Interest expense" over the next 12 months is approximately $34.7 million. See Note 12, "Accumulated Other Comprehensive Income," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of March 31, 2025, our outstanding interest rate swap agreement was in a net asset position.

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

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2024	$(10.2)	$34.3	$24.1
Foreign currency translation adjustments, net of tax expense of $0.6	3.6	—	3.6
Unrealized loss on derivative contracts, net of tax benefit of $0.1	—	(0.1)	(0.1)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $2.9 (1)	—	(8.5)	(8.5)
Balance at March 31, 2025	$(6.6)	$25.7	$19.1
(1)    Includes a reduction to interest expense recognized of $11.4 million related to the cash flow hedge gain for the three months ended March 31, 2025.

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

Beginning in the fourth quarter of 2024, we updated the presentation of our segment operating profit to no longer exclude certain cash compensation paid to employees who remain employed with Rackspace which were previously included in the “special bonuses and other compensation expenses” and “restructuring and transformation expenses” line items of our reconciliation below. Additionally, we removed the “special bonuses and other compensation expenses” line item and the remaining adjustments are now presented within the “restructuring and transformation expenses” line item. The prior period has been recast to reflect current period presentation.

In connection with this presentation change, we also updated segment operating profit included in the financial information provided to our CODM. Certain cash compensation paid to employees who remain employed with Rackspace is now included in the Public Cloud and Private Cloud segment operating profit performance measure.

The table below presents revenue and segment operating profit by reportable segment and a reconciliation of consolidated segment operating profit to consolidated loss before income taxes for the three months ended March 31, 2024 and 2025.

	Three Months Ended March 31,
(In millions)	2024	2025
Public Cloud
Revenue	$422.4	$415.6
Third party infrastructure (1)	(334.1)	(326.4)
Other cost of revenue (2)	(52.4)	(49.7)
Other segment items (3)	(27.7)	(22.2)
Segment operating profit	$8.2	$17.3

Private Cloud
Revenue	$268.4	$249.8
Cost of revenue	(164.0)	(157.2)
Other segment items (3)	(33.3)	(31.6)
Segment operating profit	$71.1	$61.0

Total Consolidated
Revenue	$690.8	$665.4
Segment operating profit	$79.3	$78.3

Corporate functions	(65.3)	(52.7)
Share-based compensation expense	(12.8)	(12.0)
Transaction-related adjustments, net (4)	(1.0)	(1.5)
Restructuring and transformation expenses (5)	(20.9)	(13.1)
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	(0.2)	—
Amortization of intangible assets (6)	(38.7)	(37.4)
Impairment of goodwill	(573.2)	—
Impairment of assets, net	(20.0)	—
Interest expense	(43.7)	(19.4)
Gain (loss) on investments, net	0.1	(0.1)
Gain on debt extinguishment, net of debt modification costs	56.7	—
Other expense, net	(5.6)	(5.4)
Total consolidated loss before income taxes	$(645.3)	$(63.3)

(1)	Represents usage charges from public cloud infrastructure providers.
(2)	Other cost of revenue excludes third party infrastructure expenses and is comprised of certain license costs, labor, and other designated expenses.
(3)	Other segment items for each segment include directly allocable research and development expenses, sales and marketing expenses, and certain other general and administrative expenses.
(4)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
(5)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock. The three months ended March 31, 2024 also includes a $9.0 million MEIA early termination fee associated with the sale of our corporate headquarters in March 2024.

(6)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

The table below presents depreciation expense included in segment operating profit above for the three months ended March 31, 2024 and 2025.

	Three Months Ended March 31,
(In millions)	2024	2025
Public Cloud	$1.5	$1.7
Private Cloud	28.6	29.7
Corporate functions	6.1	5.1
Total depreciation expense	$36.2	$36.5

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

Key Factors Affecting Our Performance

We believe our combination of proprietary technology, automation capabilities and technical expertise creates a value proposition for our customers that is hard to replicate for both competitors and in-house IT departments. We and our customers face a variety of challenges, including evolving technologies (including AI and GenAI) and an uncertain regulatory landscape, including international trade policies and tariffs, as well as other macroeconomic and geopolitical factors. These factors have and will continue to affect demand for our products and services. Our continued success depends to a significant extent on our ability to respond to these and other challenges presented by our highly competitive and dynamic market, including the following key factors:

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2025

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended March 31,				Year-Over-Year Comparison
	2024		2025
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$690.8	100.0%	$665.4	100.0%	$(25.4)	(3.7)%
Cost of revenue	(558.0)	(80.8)%	(538.5)	(80.9)%	19.5	(3.5)%
Gross profit	132.8	19.2%	126.9	19.1%	(5.9)	(4.4)%
Selling, general and administrative expenses	(192.4)	(27.9)%	(165.3)	(24.8)%	27.1	(14.1)%
Impairment of goodwill	(573.2)	(83.0)%	—	—%	573.2	(100.0)%
Impairment of assets, net	(20.0)	(2.9)%	—	—%	20.0	(100.0)%
Loss from operations	(652.8)	(94.5)%	(38.4)	(5.8)%	614.4	(94.1)%
Other income (expense):
Interest expense	(43.7)	(6.3)%	(19.4)	(2.9)%	24.3	(55.6)%
Gain (loss) on investments, net	0.1	0.0%	(0.1)	(0.0)%	(0.2)	NM
Gain on debt extinguishment, net of debt modification costs	56.7	8.2%	—	—%	(56.7)	(100.0)%
Other expense, net	(5.6)	(0.8)%	(5.4)	(0.8)%	0.2	(3.6)%
Total other income (expense)	7.5	1.1%	(24.9)	(3.7)%	(32.4)	NM
Loss before income taxes	(645.3)	(93.4)%	(63.3)	(9.5)%	582.0	(90.2)%
Benefit (provision) for income taxes	4.7	0.7%	(8.2)	(1.2)%	(12.9)	NM
Net loss	$(640.6)	(92.7)%	$(71.5)	(10.8)%	$569.1	(88.8)%
NM = not meaningful.

Revenue

Revenue decreased $25 million, or 3.7%, to $665 million in the three months ended March 31, 2025 from $691 million in the three months ended March 31, 2024. Revenue declined due to decreases in both Private Cloud and Public Cloud revenue, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue decreased 3.4% year-over-year. The following table presents revenue growth by segment:

	Three Months Ended March 31,		% Change
(In millions, except %)	2024	2025	Actual	Constant Currency (a)
Public Cloud	$422.4	$415.6	(1.6)%	(1.3)%
Private Cloud	268.4	249.8	(6.9)%	(6.6)%
Total	$690.8	$665.4	(3.7)%	(3.4)%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the three months ended March 31, 2025 decreased 1.6% on an actual basis and 1.3% on a constant currency basis, from the three months ended March 31, 2024. The decline was due to lower infrastructure volumes and a reduction in services revenue.

Private Cloud revenue in the three months ended March 31, 2025 decreased 6.9% on an actual basis and 6.6% on a constant currency basis, from the three months ended March 31, 2024, due to customers rolling off legacy private cloud offerings.

Cost of Revenue

Cost of revenue decreased $20 million, or 3%, to $539 million in the three months ended March 31, 2025 from $558 million in the three months ended March 31, 2024. The largest driver of the decrease was a reduction in license expense due to decreased usage between periods. Usage charges for third-party infrastructure also declined, consistent with the decrease in revenue. Also contributing to the overall reduction in cost of revenue was a decline in personnel costs, driven by a decrease in headcount between periods, and data center expense as a result of continued optimization initiatives.

As a percentage of revenue, cost of revenue increased 10 basis points in the three months ended March 31, 2025 to 80.9% from 80.8% in the three months ended March 31, 2024.

Gross Profit

Our gross profit was $127 million in the three months ended March 31, 2025, a decrease of $6 million from $133 million in the three months ended March 31, 2024. Our gross margin was 19.1% in the three months ended March 31, 2025, a decrease of 10 basis points from 19.2% in the three months ended March 31, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $27 million, or 14%, to $165 million in the three months ended March 31, 2025 from $192 million in the three months ended March 31, 2024, driven by a $9 million early termination fee associated with the sale of our corporate headquarters in the first quarter of 2024. Other cost fluctuations between periods included a reduction in depreciation and amortization expense and personnel costs. Personnel costs decreased primarily due to a decline in headcount between periods and a reduction in non-equity incentive compensation, partially offset by an increase in severance expense.

As a percentage of revenue, selling, general and administrative expenses decreased 310 basis points, to 24.8% in the three months ended March 31, 2025 from 27.9% in the three months ended March 31, 2024 for the reasons discussed above.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $38 million in the three months ended March 31, 2025 compared to $653 million in the three months ended March 31, 2024. Our Non-GAAP Operating Profit was $26 million in the three months ended March 31, 2025, an increase of $12 million from $14 million in the three months ended March 31, 2024. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Three Months Ended March 31,
(In millions)	2024	2025
Loss from operations	$(652.8)	$(38.4)
Share-based compensation expense	12.8	12.0
Transaction-related adjustments, net (a)	1.0	1.5
Restructuring and transformation expenses (b)	20.9	13.1
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	0.2	—
Impairment of goodwill	573.2	—
Impairment of assets, net	20.0	—
Amortization of intangible assets (c)	38.7	37.4
Non-GAAP Operating Profit	$14.0	$25.6

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
(b)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock. The three months ended March 31, 2024 also includes a $9.0 million MEIA early termination fee associated with the sale of our corporate headquarters in March 2024.

(c)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Three Months Ended March 31,				Year-Over-Year Comparison
(In millions, except %)	2024		2025
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$8.2	1.9%	$17.3	4.2%	$9.1	111.0%
Private Cloud	71.1	26.5%	61.0	24.4%	(10.1)	(14.2)%
Corporate functions	(65.3)		(52.7)		12.6	(19.3)%
Non-GAAP Operating Profit	$14.0		$25.6		$11.6	82.9%

Public Cloud operating profit increased 111% in the three months ended March 31, 2025 from the three months ended March 31, 2024. Segment operating profit as a percentage of segment revenue increased by 230 basis points, reflecting a 4% decrease in segment operating expenses, partially offset by a 2% decrease in segment revenue. The decrease in expenses was mainly driven by operational improvements and cost optimization initiatives executed during 2024.

Private Cloud operating profit decreased 14% in the three months ended March 31, 2025 from the three months ended March 31, 2024. Segment operating profit as a percentage of segment revenue decreased by 210 basis points due to a 7% decrease in segment revenue, partially offset by a 4% decrease in segment operating expenses. The decrease in expenses was mainly driven by cost optimization activities executed throughout 2024.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 19% in the three months ended March 31, 2025 from the three months ended March 31, 2024 due to our continued focus on cost management.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting."

Impairment of Goodwill

In connection with the March 2024 Refinancing Transactions that were completed in March and April 2024, as further described in Item 1 of Part I, Financial Statements - Note 7, “Debt", we updated our internal forecasts. As of February 29, 2024, we assessed our Board of Directors approved 2024 internal budget along with several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of our current and forecasted operating margins and cash flows, budgeted-to-actual performance, timing of the expected effects of our strategic initiatives, overall change in economic climate, changes in the industry and competitive environment, changes to our risk-adjusted discount rates and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of February 29, 2024. The results of this goodwill impairment analysis indicated an impairment of goodwill within our Public Cloud and Private Cloud reporting units of $385 million and $188 million, respectively, recorded in the first quarter of 2024.

There was no such impairment in the first quarter of 2025.

Impairment of Assets, Net

We evaluated our indefinite-lived intangible asset for impairment as of February 29, 2024. As a result of this evaluation, we recorded a $20 million impairment of our indefinite-lived intangible asset in the first quarter of 2024.

There was no such impairment in the first quarter of 2025.

Interest Expense

Interest expense decreased $24 million, or 56%, to $19 million in the three months ended March 31, 2025 from $44 million in the three months ended March 31, 2024, primarily due to the accounting for contractual interest payments on debt instruments entered into as part of the March 2024 Refinancing Transactions, portions of which are recorded as a reduction of related premiums and not as interest expense, which reduces interest expense relative to contractual interest cost.

Gain on Debt Extinguishment, Net of Debt Modification Costs

We recorded a $57 million gain on debt extinguishment, net of debt modification costs in the three months ended March 31, 2024 related to the March 2024 Refinancing Transactions.

For more information, see Item 1 of Part I, Financial Statements - Note 7, "Debt."

Other Expense, Net

We had $5 million and $6 million of other expense in the three months ended March 31, 2025 and 2024, respectively. This line item is primarily comprised of expense related to our accounts receivable purchase agreement.

For more information, see Item 1 of Part I, Financial Statements - Note 3, "Sale of Receivables."

Benefit (Provision) for Income Taxes

Our income tax expense was $8 million in the three months ended March 31, 2025 compared to $5 million income tax benefit in the three months ended March 31, 2024. Our effective tax rate decreased to (12.9)% in the three months ended March 31, 2025 from 0.7% in the three months ended March 31, 2024. The decrease in the effective tax rate year-over-year is primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is nondeductible under Internal Revenue Code (“IRC”) Section 162(m), the net impact of the geographic distribution of our earnings, tax effects from nondeductible share-based compensation, and the tax impact of the March 2024 Refinancing Transactions. The difference between the effective tax rate and the statutory rate for the three months ended March 31, 2025 is primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is nondeductible under IRC Section 162(m), the net impact of the geographic distribution of our earnings, and tax effects from nondeductible share-based compensation.

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

Update to Non-GAAP Financial Measures

Beginning in the fourth quarter of 2024, we updated the presentation of our non-GAAP financial measures to no longer exclude certain cash compensation paid to employees who remain employed with Rackspace which were previously included in the “special bonuses and other compensation expenses” and “restructuring and transformation expenses” line items of our reconciliations. Additionally, we removed the “special bonuses and other compensation expenses” line item and the remaining adjustments are now presented within the “restructuring and transformation expenses” line item. All prior period Non-GAAP Gross Profit, Non-GAAP Net Income (Loss), Non-GAAP Operating Profit, Adjusted EBITDA and Non-GAAP Earnings (Loss) Per Share financial measures have been recast to reflect current period presentation.

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

The following table presents, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2025			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$422.4	$415.6	$1.1	$416.7	(1.6)%	(1.3)%
Private Cloud	268.4	249.8	0.8	250.6	(6.9)%	(6.6)%
Total	$690.8	$665.4	$1.9	$667.3	(3.7)%	(3.4)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

Non-GAAP Gross Profit

We present Non-GAAP Gross Profit in this MD&A because we believe the measure is useful in analyzing trends in our underlying, recurring gross margins. We define Non-GAAP Gross Profit as gross profit, adjusted to exclude the impact of share-based compensation expense, purchase accounting-related effects, and certain business transformation-related costs.

The table below presents a reconciliation of gross profit to Non-GAAP Gross Profit:

	Three Months Ended March 31,
(In millions)	2024	2025
Gross profit	$132.8	$126.9
Share-based compensation expense	1.9	1.8
Purchase accounting impact on expense (a)	0.6	0.2
Restructuring and transformation expenses (b)	5.0	3.2
Non-GAAP Gross Profit	$140.3	$132.1

(a)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
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

The Rackspace Acquisition was structured as a leveraged buyout of Rackspace Technology Global, our predecessor, and resulted in several accounting and capital structure impacts. For example, the revaluation of our assets and liabilities resulted in a significant increase in our amortizable intangible assets and goodwill, the incurrence of a significant amount of debt to partially finance the Rackspace Acquisition resulted in interest payments that reflect our high leverage and cost of debt capital, and the conversion of Rackspace Technology Global’s unvested equity compensation into a cash-settled bonus plan and obligation to pay management fees to our equity holders resulted in new cash commitments. In addition, the change in ownership and management resulting from the Rackspace Acquisition led to a strategic realignment in our operations that had a significant impact on our financial results. Following the Rackspace Acquisition, we acquired several businesses, sold businesses and investments that we deemed to be non-core and launched multiple integration and business transformation initiatives intended to improve the efficiency of people and operations and identify recurring cost savings and new revenue growth opportunities. We believe that these transactions and activities resulted in costs, which have historically been substantial, and that may not be indicative of, or are not related to, our core operating results, including interest related to the incurrence of additional debt to finance acquisitions and third party legal, advisory and consulting fees and severance, retention bonus and other internal costs that we believe would not have been incurred in the absence of these transactions and activities and also may not be indicative of, or related to, our core operating results.

We define Non-GAAP Net Income (Loss) as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, transaction-related costs and adjustments, restructuring and transformation charges, costs related to the Hosted Exchange incident, the amortization of acquired intangible assets, goodwill and asset impairment charges, the interest expense impact from the March 2024 Refinancing Transactions, and certain other non-operating, non-recurring or non-core gains and losses, as well as the tax effects of these non-GAAP adjustments.

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

The following tables present a reconciliation of Non-GAAP Net Loss and Adjusted EBITDA to the most directly comparable GAAP financial measures. For a reconciliation of income (loss) from operations to Non-GAAP Operating Profit, see "Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit" in the year-over-year comparison under "Results of Operations" above.

Net loss reconciliation to Non-GAAP Net Loss

	Three Months Ended March 31,
(In millions)	2024	2025
Net loss	$(640.6)	$(71.5)
Share-based compensation expense	12.8	12.0
Transaction-related adjustments, net (a)	1.0	1.5
Restructuring and transformation expenses (b)	20.9	13.1
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	0.2	—
Impairment of goodwill	573.2	—
Impairment of assets, net	20.0	—
Net (gain) loss on divestiture and investments (c)	(0.1)	0.1
Gain on debt extinguishment, net of debt modification costs	(56.7)	—
Interest expense impact from the March 2024 Refinancing Transactions (d)	—	(21.0)
Other adjustments (e)	0.4	0.4
Amortization of intangible assets (f)	38.7	37.4
Tax effect of non-GAAP adjustments (g)	4.4	13.3
Non-GAAP Net Loss	$(25.8)	$(14.7)

Net loss reconciliation to Adjusted EBITDA

	Three Months Ended March 31,
(In millions)	2024	2025
Net loss	$(640.6)	$(71.5)
Share-based compensation expense	12.8	12.0
Transaction-related adjustments, net (a)	1.0	1.5
Restructuring and transformation expenses (b)	20.9	13.1
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	0.2	—
Impairment of goodwill	573.2	—
Impairment of assets, net	20.0	—
Net (gain) loss on divestiture and investments (c)	(0.1)	0.1
Gain on debt extinguishment, net of debt modification costs	(56.7)	—
Other expense, net (h)	5.6	5.4
Interest expense	43.7	19.4
Provision (benefit) for income taxes	(4.7)	8.2
Depreciation and amortization (i)	74.9	73.1
Adjusted EBITDA	$50.2	$61.3

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
(b)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock. The three months ended March 31, 2024 also includes a $9.0 million MEIA early termination fee associated with the sale of our corporate headquarters in March 2024.

(c)	Includes gains and losses on investment and from dispositions.
(d)
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
(g)
We utilize an estimated structural long-term non-GAAP tax rate in order to provide consistency across reporting periods, removing the effect of non-recurring tax adjustments, which include but are not limited to tax rate changes, U.S. tax reform, share-based compensation, audit conclusions and changes to valuation allowances. When computing this long-term rate for the 2024 and 2025 interim periods, we based it on an average of the 2023 and estimated 2024 tax rates and 2024 and estimated 2025 tax rates, respectively, recomputed to remove the tax effect of non-GAAP pre-tax adjustments and non-recurring tax adjustments, resulting in a structural non-GAAP tax rate of 26% for all periods. The non-GAAP tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate our long-term non-GAAP tax rate as appropriate. We believe that making these adjustments facilitates a better evaluation of our current operating performance and comparisons to prior periods.

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

	Three Months Ended March 31,
(In millions, except per share amounts)	2024	2025
Net loss attributable to common stockholders	$(640.6)	$(71.5)
Non-GAAP Net Loss	$(25.8)	$(14.7)

Weighted average number of shares - Diluted	219.8	231.9
Effect of dilutive securities (a)	5.7	9.6
Non-GAAP weighted average number of shares - Diluted	225.5	241.5

Net loss per share - Diluted	$(2.91)	$(0.31)
Per share impacts of adjustments to net loss (b)	2.80	0.24
Per share impacts of shares dilutive after adjustments to net loss (a)	0.00	0.01
Non-GAAP Loss Per Share	$(0.11)	$(0.06)

(a)
Reflects impact of awards that would have been anti-dilutive to net loss per share, and therefore not included in the calculation, but would be dilutive to Non-GAAP Loss Per Share and are therefore included in the share count for purposes of this non-GAAP measure. Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock units (including performance-based restricted stock units) or purchases under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Certain of our potential common share equivalents are contingent on certain investment funds managed by affiliates of Apollo achieving pre-established performance targets based on a multiple of their invested capital ("MOIC"), which are included in the denominator for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

(b)	Reflects the aggregate adjustments made to reconcile Non-GAAP Net Loss to our net loss, as noted in the above table, divided by the GAAP diluted number of shares outstanding for the relevant period.

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the New Revolving Credit Facility. As of March 31, 2025, the New Revolving Credit Facility provided for up to $375 million of borrowings, $30 million of which was drawn and outstanding as of March 31, 2025. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

At March 31, 2025, we held $128 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $102 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $49 million outstanding with respect to these arrangements as of March 31, 2025. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $492 million outstanding with respect to operating and finance lease agreements as of March 31, 2025. We may choose to utilize such leasing arrangements in future periods.

As of March 31, 2025, we had $2,444 million aggregate principal amount outstanding under the FLSO Term Loan Facility, the FLFO Term Loan Facility, the Term Loan Facility, 3.50% FLSO Senior Secured Notes, 5.375% Senior Notes, and 3.50% Senior Secured Notes. The New Revolving Credit Facility provides for up to $375 million of borrowings, $30 million of which was drawn and outstanding as of March 31, 2025. Our liquidity requirements are significant, primarily due to debt service requirements.

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

As of March 31, 2025, the contractual interest rate on the FLSO Term Loan Facility was 7.19%. We are required to make quarterly principal payments of $4 million, which began on March 31, 2024.

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

As of March 31, 2025, $1,623 million in aggregate principal amount of the FLSO Term Loan Facility remained outstanding.

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

As of March 31, 2025, the contractual interest rate on the FLFO Term Loan Facility was 10.69%. We are required to make quarterly principal payments of $0.7 million, which began on June 30, 2024.

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

As of March 31, 2025, $272 million aggregate principal amount of the FLFO Term Loan Facility remained outstanding.

We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the FLFO Term Loan Facility that result from fluctuations in Term SOFR. See Item 1 of Part I, Financial Statements - Note 11, “Derivatives,” for more information on the interest rate swap agreements.

New Revolving Credit Facility

Rackspace Finance established the New Revolving Credit Facility in an aggregate principal amount of $375 million of commitments. All revolving lenders under the prior Revolving Credit Facility exchanged their revolving loan commitments for commitments in respect of the New Revolving Credit Facility, which replaced in full the prior Revolving Credit Facility. The New Revolving Credit Facility matures on May 15, 2028.

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

As of March 31, 2025, we had total commitments of $375 million, $30 million of outstanding borrowings under the New Revolving Credit Facility, and $24 million of letters of credit issued thereunder. As such, as of March 31, 2025, we had $345 million of available commitments remaining.

3.50% FLSO Senior Secured Notes due 2028

On March 12, 2024, Rackspace Finance issued $267 million initial aggregate principal amount of 3.50% FLSO Senior Secured Notes. The 3.50% FLSO Senior Secured Notes will mature on May 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on February 15 and August 15, commencing on August 15, 2024.

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

As of March 31, 2025, $319 million aggregate principal amount of the 3.50% FLSO Senior Secured Notes were outstanding.

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

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for SOFR loans and at the end of every calendar quarter for base rate loans. As of March 31, 2025, the contractual interest rate on the Term Loan Facility was 7.19%. We are required to make quarterly amortization payments of $0.2 million. The Revolving Credit Facility included a commitment fee equal to 0.50% per annum in respect of the unused commitments that was due quarterly. This fee was subject to one step-down based on the net first lien leverage ratio. The Senior Facilities require us to make certain mandatory prepayments under certain conditions defined in the First Lien Credit Agreement.

As of March 31, 2025, $62 million aggregate principal amount of the Term Loan Facility remained outstanding and the prior Revolving Credit Facility was replaced in full by the New Revolving Credit Facility. See Item 1 of Part I, Financial Statements - Note 7, “Debt,” for more information regarding our Senior Facilities.

We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the Term Loan Facility that result from fluctuations in Term SOFR. See Item 1 of Part I, Financial Statements - Note 11, "Derivatives," for more information on the interest rate swap agreements.

3.50% Senior Secured Notes due 2028

On February 9, 2021, Rackspace Technology Global issued $550 million aggregate principal amount of 3.50% Senior Secured Notes. The 3.50% Senior Secured Notes will mature on February 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on February 15 and August 15, commencing on August 15, 2021.

As of March 31, 2025, $44 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

5.375% Senior Notes due 2028

Rackspace Technology Global issued $550 million aggregate principal amount of the 5.375% Senior Notes on December 1, 2020. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at a fixed rate of 5.375% per year, payable semi-annually on June 1 and December 1, commencing on June 1, 2021. The 5.375% Senior Notes are guaranteed on a senior unsecured basis by all of Rackspace Technology Global's wholly-owned domestic restricted subsidiaries that guarantee the Senior Facilities.

As of March 31, 2025, $125 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

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

As of March 31, 2025, we were in compliance with all covenants under the New Senior Facilities, the Senior Facilities and the Indentures.

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

As of March 31, 2025, the New Credit Group had total assets of $2,931 million and total liabilities of $3,794 million, which included total debt of $2,558 million. The financial information for the New Credit Group differs from the financial information for the company and its consolidated subsidiaries primarily because Rackspace Technology Global has (i) debt that is not guaranteed by the New Credit Group, which debt was $229 million as of March 31, 2025, and (ii) Rackspace Technology Global is the party to the interest rate swap which had a net asset value of $19 million as of March 31, 2025.

Capital Expenditures

The following table sets forth a summary of our total capital expenditures for the periods indicated:

	Three Months Ended March 31,
(In millions)	2024	2025
Customer gear	$32.6	$13.1
Data center build outs	1.1	0.3
Office build outs	0.1	—
Capitalized software and other projects	11.8	13.3
Total capital expenditures	$45.6	$26.7

Capital expenditures were $27 million in the three months ended March 31, 2025, compared to $46 million in the three months ended March 31, 2024, a decrease of $19 million. The decrease in capital expenditures was driven by an internal focus on optimizing current inventory of assets, purchases of gear early last year to support several large healthcare deals, and lower capital requirements on recent deals.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Three Months Ended March 31,
(In millions)	2024	2025
Cash provided by (used in) operating activities	$(90.3)	$12.6
Cash used in investing activities	$(11.1)	$(8.8)
Cash provided by (used in) financing activities	$188.2	$(20.6)

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

Net cash provided by operating activities was $13 million in the three months ended March 31, 2025 compared to $90 million of net cash used in operating activities in the three months ended March 31, 2024. The increase in operating cash between periods was primarily driven by a decrease of $58 million of cash paid for operating expenses in the first quarter of 2025 compared to the first quarter of 2024. Additionally, in the first quarter of 2024, $28 million in third party fees were paid in connection with the March 2024 Refinancing Transactions and a $9 million early termination fee associated with the sale of our corporate headquarters was paid. There were no similar one time fees paid in the first quarter of 2025.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities decreased $2 million, or 21%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a $20 million reduction in cash purchases of property, equipment, and software between periods, partially offset by $17 million of net proceeds received in the first quarter of 2024 from the March 2024 sale of our corporate headquarters facility.

Cash Provided by (Used in) Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities was $21 million in the three months ended March 31, 2025 compared to $188 million of net cash provided by financing activities in the three months ended March 31, 2024. The change was primarily driven by $275 million of proceeds received in the first quarter of 2024 from the FLFO Term Loan Facility as part of the March 2024 Refinancing Transactions compared to $30 million of debt proceeds in the current period from borrowings on the New Revolving Credit Facility. This activity was partially offset by a reduction in debt repayments of $10 million between periods and $22 million of payments in the first quarter of 2024 related to debt extinguishment costs.

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

February 29, 2024 Assessment

In connection with the debt refinancing transactions that were completed in March and April 2024, as further described in Item 1 of Part I, Financial Statements - Note 7, “Debt”, we updated our internal forecasts. Our updated internal forecasts considered our year-to-date operating performance, current customer bookings and revised expectations based on current performance, revisions to our expected growth and timing of such growth based on current and expected performance, current customer retention rates, revisions to the timing of the expected effects of our strategic initiatives and overall related risks, including macroeconomic factors, to achieving our forecasts. Our Board of Directors reviewed and approved our internal budget for fiscal year 2024 on February 28, 2024. As of February 29, 2024, we assessed our Board of Directors approved 2024 internal budget along with several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of our current and forecasted operating margins and cash flows, budgeted-to-actual performance, timing of the expected effects of our strategic initiatives, overall change in economic climate, changes in the industry and competitive environment, changes to our risk-adjusted discount rates and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of February 29, 2024.

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

Indefinite-Lived Intangible Assets

As of February 29, 2024, due to the factors discussed above, we performed a quantitative assessment of our indefinite-lived intangible asset utilizing a relief from royalty method. Significant estimates and assumptions included in the relief from royalty method are expectations of revenue growth rates, and selection of royalty rate and discount rate. We utilized a royalty rate of 0.5% and a discount rate of 13.7% as of February 29, 2024.

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

Long-Lived Assets

We also performed recoverability tests of our long-lived assets in conjunction with the goodwill impairment analysis as of February 29, 2024, which did not result in any impairment charges.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities and New Senior Facilities, which includes our $375 million New Revolving Credit Facility and $1,957 million outstanding under the Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility. As of March 31, 2025, there was $30 million of outstanding borrowings under the New Revolving Credit Facility. As of March 31, 2025, assuming the New Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities and New Senior Facilities.

Our Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility bear interest at an annual rate equal to an applicable margin plus one-month Term SOFR, subject to a 0.75% floor. We have entered into an interest rate swap agreement indexed to one-month Term SOFR (subject to a floor of 0.75%) in order to manage our risk from fluctuations in one-month Term SOFR above the 0.75% floor.

The key terms of the swap outstanding as of March 31, 2025 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
February 2021	February 9, 2021	$1,350.0	2.34150%	February 9, 2026

See Item 1 of Part I, Financial Statements - Note 11, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See "Constant Currency Revenue." While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the three months ended March 31, 2025, we recognized foreign currency transaction losses of $0.5 million within "Other expense, net" in our Condensed Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. In the three months ended March 31, 2025, we expensed approximately $9 million for utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

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

Not Applicable.

Use of Proceeds

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

RACKSPACE TECHNOLOGY, INC.

Date:	May 12, 2025	By:	/s/ Mark Marino
Mark Marino
Chief Financial Officer