Form 10-Q
period 2025-06-30
Rackspace Technology, Inc.
filed 2025-08-11
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025.
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

On August 5, 2025, 239,360,677 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this "Quarterly Report") contains certain information that may constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management's plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the generality of the preceding sentence, any time we use the words "expects," "intends," "will," "anticipates," "believes," "confident," "continue," "propose," "seeks," "could," "may," "should," "estimates," "forecasts," "might," "goals," "objectives," "targets," "planned," "projects," and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2024	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$144.0	$103.9
Accounts receivable, net of allowance for credit losses and accrued customer credits of $27.0 and $24.6, respectively	298.8	253.9
Prepaid expenses	84.9	111.4
Other current assets	91.1	79.2
Total current assets	618.8	548.4

Property, equipment and software, net	601.0	594.8
Goodwill, net	735.7	741.1
Intangible assets, net	844.7	770.2
Operating right-of-use assets	134.6	130.0
Other non-current assets	119.3	110.4
Total assets	$3,054.1	$2,894.9

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$389.6	$389.8
Accrued compensation and benefits	96.7	70.0
Deferred revenue	84.2	68.4
Debt	29.2	33.4
Accrued interest	7.4	6.2
Operating lease liabilities	55.9	47.2
Finance lease liabilities	53.1	48.7
Financing obligations	16.4	14.1
Other current liabilities	34.1	37.6
Total current liabilities	766.6	715.4

Non-current liabilities:
Debt	2,756.4	2,766.8
Operating lease liabilities	77.8	79.4
Finance lease liabilities	293.1	301.1
Financing obligations	39.2	30.2
Deferred income taxes	30.2	23.8
Other non-current liabilities	95.0	97.2
Total liabilities	4,058.3	4,013.9

Commitments and Contingencies (Note 8)

Stockholders' deficit:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 232.2 and 242.1 shares issued; 229.1 and 239.0 shares outstanding, respectively	2.3	2.4
Additional paid-in capital	2,682.8	2,696.7
Accumulated other comprehensive income	24.1	21.3
Accumulated deficit	(3,682.4)	(3,808.4)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' deficit	(1,004.2)	(1,119.0)
Total liabilities and stockholders' deficit	$3,054.1	$2,894.9

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2025	2024	2025
Revenue	$684.9	$666.3	$1,375.7	$1,331.7
Cost of revenue	(553.5)	(537.1)	(1,111.5)	(1,075.6)
Gross profit	131.4	129.2	264.2	256.1
Selling, general and administrative expenses	(185.2)	(154.3)	(377.6)	(319.6)
Impairment of goodwill	—	—	(573.2)	—
Impairment of assets, net	—	—	(20.0)	—
Loss from operations	(53.8)	(25.1)	(706.6)	(63.5)
Other income (expense):
Interest expense	(18.4)	(21.3)	(62.1)	(40.7)
Gain on investments, net	—	0.3	0.1	0.2
Gain on debt extinguishment, net of debt modification costs	72.5	—	129.2	—
Other expense, net	(5.2)	(3.8)	(10.8)	(9.2)
Total other income (expense)	48.9	(24.8)	56.4	(49.7)
Loss before income taxes	(4.9)	(49.9)	(650.2)	(113.2)
Benefit (provision) for income taxes	29.9	(4.6)	34.6	(12.8)
Net income (loss)	$25.0	$(54.5)	$(615.6)	$(126.0)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(0.8)	$9.4	$(4.5)	$13.0
Unrealized gain on derivative contracts	4.5	1.5	17.6	1.4
Amount reclassified from accumulated other comprehensive income (loss) to earnings	(11.1)	(8.7)	(22.2)	(17.2)
Other comprehensive income (loss)	(7.4)	2.2	(9.1)	(2.8)
Comprehensive income (loss)	$17.6	$(52.3)	$(624.7)	$(128.8)

Net earnings (loss) per share:
Basic	$0.11	$(0.23)	$(2.77)	$(0.54)
Diluted	$0.11	$(0.23)	$(2.77)	$(0.54)
Weighted average number of shares outstanding:
Basic	224.5	238.0	222.2	235.0
Diluted	229.6	238.0	222.2	235.0

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2025
Cash Flows From Operating Activities
Net loss	$(615.6)	$(126.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	149.0	148.9
Reduction in carrying amount of operating right-of-use assets	34.2	32.5
Deferred income taxes	(51.2)	(9.1)
Share-based compensation expense	32.3	22.0
Impairment of goodwill	573.2	—
Impairment of assets, net	20.0	—
Gain on debt extinguishment, net of debt modification costs	(129.2)	—
Gain on investments, net	(0.1)	(0.2)
Provision for bad debts and accrued customer credits	10.8	2.6
Amortization of debt issuance costs and debt discount and premium	(3.5)	3.0
Third party fees paid in connection with the March 2024 Refinancing Transactions	(31.7)	—
Other operating activities	(2.9)	1.8
Changes in operating assets and liabilities:
Accounts receivable	10.4	43.5
Prepaid expenses and other current assets	4.2	(27.1)
Accounts payable, accrued expenses, and other current liabilities	(35.5)	(39.4)
Deferred revenue	(7.7)	(15.8)
Operating lease liabilities	(43.8)	(34.8)
Other non-current assets and liabilities	20.9	19.1
Net cash provided by (used in) operating activities	(66.2)	21.0
Cash Flows From Investing Activities
Purchases of property, equipment and software	(66.7)	(29.1)
Proceeds from sale of headquarters	16.9	—
Other investing activities	0.3	(0.8)
Net cash used in investing activities	(49.5)	(29.9)
Cash Flows From Financing Activities
Proceeds from employee stock plans	0.4	0.3
Shares of common stock withheld for employee taxes	(3.4)	(0.8)
Proceeds from borrowings under long-term debt arrangements	275.0	80.0
Payments on long-term debt	(91.9)	(67.3)
Debt extinguishment costs	(22.1)	—
Payments on financing component of interest rate swap	(8.6)	(8.7)
Principal payments of finance lease liabilities	(30.8)	(27.9)
Principal payments of financing obligations	(8.2)	(11.3)
Net cash provided by (used in) financing activities	110.4	(35.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1.3)	3.3
Decrease in cash, cash equivalents, and restricted cash	(6.6)	(41.3)
Cash, cash equivalents, and restricted cash at beginning of period	199.7	147.0
Cash, cash equivalents, and restricted cash at end of period	$193.1	$105.7

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$70.1	$41.0
Cash payments for income taxes, net of refunds	$6.8	$1.3

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$13.7	$25.3
Increase (decrease) in property, equipment and software accrued in liabilities	(1.3)	3.2
Other non-cash activity	(0.5)	—
Non-cash purchases of property, equipment and software	$11.9	$28.5

Non-cash gain on sale of property and equipment	$(5.1)	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
(In millions)	2024	2025
Cash and cash equivalents	$190.2	$103.9
Restricted cash included in other non-current assets	2.9	1.8
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$193.1	$105.7

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance at March 31, 2024	226.6	$2.3	$2,647.7	$58.6	$(3,464.8)	3.1	$(31.0)	$(787.2)
Exercise of stock options and release of stock awards, net of shares withheld	1.8	—	—	—	—	—	—	—
Issuance of shares from Employee Stock Purchase Plan	0.3	—	0.4	—	—	—	—	0.4
Share-based compensation expense for equity classified awards	—	—	13.0	—	—	—	—	13.0
Net income	—	—	—	—	25.0	—	—	25.0
Other comprehensive loss	—	—	—	(7.4)	—	—	—	(7.4)
Balance at June 30, 2024	228.7	$2.3	$2,661.1	$51.2	$(3,439.8)	3.1	$(31.0)	$(756.2)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	220.5	$2.2	$2,638.2	$60.3	$(2,824.2)	3.1	$(31.0)	$(154.5)
Exercise of stock options and release of stock awards, net of shares withheld	7.9	0.1	(3.5)	—	—	—	—	(3.4)
Issuance of shares from Employee Stock Purchase Plan	0.3	—	0.4	—	—	—	—	0.4
Share-based compensation expense for equity classified awards	—	—	26.0	—	—	—	—	26.0
Net loss	—	—	—	—	(615.6)	—	—	(615.6)
Other comprehensive loss	—	—	—	(9.1)	—	—	—	(9.1)
Balance at June 30, 2024	228.7	$2.3	$2,661.1	$51.2	$(3,439.8)	3.1	$(31.0)	$(756.2)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at March 31, 2025	240.4	$2.4	$2,690.3	$19.1	$(3,753.9)	3.1	$(31.0)	$(1,073.1)
Exercise of stock options and release of stock awards, net of shares withheld	1.4	—	(0.8)	—	—	—	—	(0.8)
Issuance of shares from Employee Stock Purchase Plan	0.3	—	0.3	—	—	—	—	0.3
Share-based compensation expense for equity classified awards	—	—	6.9	—	—	—	—	6.9
Net loss	—	—	—	—	(54.5)	—	—	(54.5)
Other comprehensive income	—	—	—	2.2	—	—	—	2.2
Balance at June 30, 2025	242.1	$2.4	$2,696.7	$21.3	$(3,808.4)	3.1	$(31.0)	$(1,119.0)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	232.2	$2.3	$2,682.8	$24.1	$(3,682.4)	3.1	$(31.0)	$(1,004.2)
Exercise of stock options and release of stock awards, net of shares withheld	9.6	0.1	(0.9)	—	—	—	—	(0.8)
Issuance of shares from Employee Stock Purchase Plan	0.3	—	0.3	—	—	—	—	0.3
Share-based compensation expense for equity classified awards	—	—	14.5	—	—	—	—	14.5
Net loss	—	—	—	—	(126.0)	—	—	(126.0)
Other comprehensive loss	—	—	—	(2.8)	—	—	—	(2.8)
Balance at June 30, 2025	242.1	$2.4	$2,696.7	$21.3	$(3,808.4)	3.1	$(31.0)	$(1,119.0)

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2024 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the Securities and Exchange Commission ("SEC") disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 21, 2025 ("Annual Report"). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2025, our results of operations and stockholders' deficit for the three and six months ended June 30, 2024 and 2025, and our cash flows for the six months ended June 30, 2024 and 2025.

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2025, or for any other interim period, or for any other future year.

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

Liquidity Overview

We are a highly leveraged company. As of June 30, 2025, we had $2,439.3 million aggregate principal amount outstanding under our debt instruments, which are comprised of the first lien first out senior secured term loan facility (the “FLFO Term Loan Facility”), the first lien second out senior secured term loan facility (the “FLSO Term Loan Facility”), the first lien term loan facility (the "Term Loan Facility"), 3.50% FLSO Senior Secured Notes due 2028 (the “3.50% FLSO Senior Secured Notes”), 5.375% Senior Notes due 2028 (the "5.375% Senior Notes"), and 3.50% Senior Secured Notes due 2028 (the "3.50% Senior Secured Notes"). We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the senior secured first lien first out revolving credit facility (the "New Revolving Credit Facility"). As of June 30, 2025, the New Revolving Credit Facility provided for up to $375.0 million of borrowings, $65.0 million of which was drawn and outstanding as of June 30, 2025. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash and cash equivalents of $103.9 million as of June 30, 2025, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on our ability to deliver on our strategic objectives and prevailing economic conditions and other factors, many of which are beyond our control.

Significant Accounting Policies and Estimates

Our Annual Report includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the six months ended June 30, 2025.

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

Recent Accounting Pronouncements

Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. ASU 2023-09 expands the existing disclosure requirements for the annual rate reconciliation between the effective tax rate and the statutory federal tax rate by requiring reconciliation items to be disaggregated by defined categories and disclosed as both percentages and amounts. The ASU also requires the disaggregation of income taxes paid by jurisdiction for each annual period presented. This guidance is effective for Rackspace beginning with our 2025 Form 10-K annual disclosures, with early adoption permitted. The guidance should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the provisions of the ASU and, once adopted, will result in increased income tax disclosures.

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Condensed Consolidated Balance Sheets Account	December 31, 2024	June 30, 2025
Accounts receivable, net	Accounts receivable, net (1)	$298.8	$253.9
Current portion of contract assets	Other current assets	$6.2	$3.9
Non-current portion of contract assets	Other non-current assets	$6.4	$2.5
Current portion of deferred revenue	Deferred revenue	$84.2	$68.4
Non-current portion of deferred revenue	Other non-current liabilities	$2.0	$2.7
(1)    Allowance for credit losses and accrued customer credits was $27.0 million and $24.6 million as of December 31, 2024 and June 30, 2025, respectively.

Amounts recognized in revenue for the three months ended June 30, 2024, and 2025, which were included in deferred revenue as of the beginning of each period totaled $43.9 million and $48.9 million, respectively. Amounts recognized in revenue for the six months ended June 30, 2024, and 2025, which were included in deferred revenue as of the beginning of each period totaled $61.3 million and $68.0 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2024 and June 30, 2025, the balances of capitalized costs to obtain a contract were $38.6 million and $32.0 million, respectively, and the balances of capitalized costs to fulfill a contract were $13.7 million and $14.9 million, respectively. These capitalized costs are included in "Other non-current assets" on the Condensed Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2025	2024	2025
Amortization of capitalized sales commissions	$7.3	$6.5	$15.5	$13.3
Amortization of capitalized implementation costs	$2.4	$2.4	$5.1	$4.7

Remaining Performance Obligations

As of June 30, 2025, the aggregate amount of transaction price allocated to remaining performance obligations was $515.0 million, of which approximately 35% is expected to be recognized as revenue during the remainder of 2025 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. The aggregate amount of transaction price excludes variable consideration related to our usage-based arrangements for which we recognize revenue based on the right to invoice for the services performed.

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

In connection with accounts receivable sold during the three and six months ended June 30, 2024, we recorded $5.1 million and $10.9 million of expense, respectively, within “Other expense, net” in the Condensed Consolidated Statements of Comprehensive Income (Loss). This expense consisted of $5.0 million and $10.3 million of yield charges and fees in the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.6 million of upfront transaction costs associated with the execution of the agreement in the three and six month months ended June 30, 2024, respectively.

In connection with accounts receivable sold during the three and six months ended June 30, 2025, we recorded $5.3 million and $10.3 million of yield charges and fees, respectively, within “Other expense, net” in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The outstanding portfolio of sold accounts receivable derecognized from our Condensed Consolidated Balance Sheet as of December 31, 2024 and June 30, 2025 was $218.7 million and $246.8 million, respectively. The SPVs hold unsold accounts receivable of $61.9 million as of June 30, 2025 that are pledged as collateral to PNC.

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

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2025	2024	2025
Basic net earnings (loss) per share:
Net income (loss) attributable to common stockholders	$25.0	$(54.5)	$(615.6)	$(126.0)
Weighted average shares outstanding:
Common stock	224.5	238.0	222.2	235.0
Number of shares used in per share computations	224.5	238.0	222.2	235.0
Net earnings (loss) per share	$0.11	$(0.23)	$(2.77)	$(0.54)

Diluted net earnings (loss) per share:
Net income (loss) attributable to common stockholders	$25.0	$(54.5)	$(615.6)	$(126.0)
Weighted average shares outstanding:
Common stock	224.5	238.0	222.2	235.0
Effect of dilutive securities	5.1	—	—	—
Number of shares used in per share computations	229.6	238.0	222.2	235.0
Net earnings (loss) per share	$0.11	$(0.23)	$(2.77)	$(0.54)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. We excluded 44.3 million and 24.3 million potential common shares from the computation of dilutive loss per share for the three months ended June 30, 2024 and 2025, respectively, and 33.7 million and 24.3 million for the six months ended June 30, 2024 and 2025, respectively, because the effect would have been anti-dilutive.

5. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2024	June 30, 2025
Computers and equipment	$1,142.9	$1,129.1
Software	448.1	430.7
Furniture and fixtures	10.2	7.6
Buildings and leasehold improvements	409.7	422.0
Property, equipment and software, at cost	2,010.9	1,989.4
Less: Accumulated depreciation	(1,420.7)	(1,406.5)
Work in process	10.8	11.9
Property, equipment and software, net	$601.0	$594.8

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

6. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment.

(In millions)	Public Cloud	Private Cloud	Total
Gross goodwill as of December 31, 2024	$596.2	$1,563.2	$2,159.4
Less: impairment charges	(454.6)	(969.1)	(1,423.7)
Goodwill, net as of December 31, 2024	141.6	594.1	735.7
Foreign currency translation	1.5	3.9	5.4
Goodwill, net as of June 30, 2025	$143.1	$598.0	$741.1

Gross goodwill as of June 30, 2025	$597.7	$1,567.1	$2,164.8
Less: accumulated impairment charges (1)	(454.6)	(969.1)	(1,423.7)
Goodwill, net as of June 30, 2025	$143.1	$598.0	$741.1
(1)     On a consolidated basis, gross and net goodwill as of June 30, 2025 was $3,046.7 million and $741.1 million, respectively. Accumulated impairment charges on a consolidated basis were $2,305.6 million as of June 30, 2025.

See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for discussion of the goodwill impairment charges recorded during the six months ended June 30, 2024.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2024			June 30, 2025
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,930.6	$(1,226.2)	$704.4	$1,936.5	$(1,306.7)	$629.8
Other	27.1	(26.8)	0.3	26.5	(26.1)	0.4
Total definite-lived intangible assets	1,957.7	(1,253.0)	704.7	1,963.0	(1,332.8)	630.2
Trade name (indefinite-lived)	140.0	—	140.0	140.0	—	140.0
Total intangible assets other than goodwill	$2,097.7	$(1,253.0)	$844.7	$2,103.0	$(1,332.8)	$770.2
During the six months ended June 30, 2024 we recognized impairment charges of $20.0 million related to our trade name indefinite-lived intangible asset.

For more information, see the discussion of our impairment charges in Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

7. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2024		June 30, 2025
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
FLSO Term Loan Facility	May 15, 2028	7.35%	$1,626.8	7.18%	$1,618.4
FLFO Term Loan Facility	May 15, 2028	10.85%	272.9	10.68%	271.6
Term Loan Facility	February 15, 2028	7.35%	61.8	7.18%	61.4
New Revolving Credit Facility	May 15, 2028	—%	—	7.49%	65.0
3.50% FLSO Senior Secured Notes	May 15, 2028	3.50%	318.6	3.50%	318.6
3.50% Senior Secured Notes	February 15, 2028	3.50%	43.9	3.50%	43.9
5.375% Senior Notes	December 1, 2028	5.375%	125.4	5.375%	125.4
Total principal amount outstanding			2,449.4		2,504.3
Unamortized debt issuance costs, debt premium, and debt discount			336.2		295.9
Total debt			2,785.6		2,800.2
Less: current portion of debt			(29.2)		(33.4)
Debt, excluding current portion			$2,756.4		$2,766.8
(1)    Contractual interest rate as of each respective balance sheet date. The New Revolving Credit Facility interest rate is the weighted average interest rate of borrowings outstanding as of the balance sheet date.

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

In connection with the March 2024 Refinancing Transactions, the company recorded a gain in the first quarter of 2024 of $56.7 million after deducting third-party costs and lender fees incurred. The gain is included in "Gain on debt extinguishment, net of debt modification costs" in our Condensed Consolidated Statements of Comprehensive Income (Loss). We incurred third party fees of $28.4 million.

The March 2024 Refinancing Transactions were completed in April 2024 with the closing of the Public Note Exchange. In connection with the Public Note Exchange, we recorded a $23.3 million gain, after deducting $3.3 million of third-party fees, in the second quarter of 2024. The gain is included in "Gain on debt extinguishment, net of debt modification costs" in our Condensed Consolidated Statements of Comprehensive Income (Loss).

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

As of June 30, 2025, the contractual interest rate on the FLSO Term Loan Facility was 7.18%. We are required to make quarterly principal payments of $4.2 million, which began on March 31, 2024. See Note 11, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the FLSO Term Loan Facility.

Affiliates of Apollo are FLSO Term Loan Facility lenders under the New First Lien Credit Agreement. As of June 30, 2025, the outstanding principal amount of the FLSO Term Loan Facility was $1,618.4 million, of which $80.1 million, or 4.9%, is due to Apollo affiliates.

Prior to September 12, 2025, the New Borrower may prepay some or all of the FLSO Term Loan Facility, together with accrued and unpaid interest, subject to the applicable “make-whole” premium. On or after September 12, 2025, the New Borrower may prepay some or all of the FLSO Term Loan Facility, together with accrued and unpaid interest, without prepayment premium or penalty.

During the three and six months ended June 30, 2024, the New Borrower repurchased and surrendered for cancellation $19.3 million principal amount of the FLSO Term Loan Facility for $9.4 million. In connection with these repurchases, we recorded a gain, included in "Gain on debt extinguishment, net of debt modification costs", of $14.1 million in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024, which includes $4.1 million of unamortized debt issuance costs and debt premium write-offs.

The fair value of the FLSO Term Loan Facility as of June 30, 2025 was $744.5 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLSO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of June 30, 2025, the contractual interest rate on the FLFO Term Loan Facility was 10.68%. We are required to make quarterly principal payments of $0.7 million, which began on June 30, 2024. See Note 11, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the FLFO Term Loan Facility.

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

The fair value of the FLFO Term Loan Facility as of June 30, 2025 was $273.3 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLFO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

During the six months ended June 30, 2025, we borrowed $80.0 million and repaid $15.0 million on the New Revolving Credit Facility. As of June 30, 2025, we had total commitments of $375.0 million, $65.0 million of outstanding borrowings under the New Revolving Credit Facility, and $23.5 million of letters of credit issued thereunder. As such, as of June 30, 2025, we had $310.0 million of available commitments remaining.

As of June 30, 2025, we were in compliance with all covenants under the New Senior Facilities.

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

During the three and six months ended June 30, 2024, the New Borrower repurchased and surrendered for cancellation $45.7 million principal amount of the 3.50% FLSO Senior Secured Notes for $19.3 million, including accrued interest of $0.4 million. In connection with these repurchases, we recorded a gain, included in "Gain on debt extinguishment, net of debt modification costs", of $33.0 million, in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024, which includes $6.3 million of unamortized debt issuance costs and debt premium write-offs.

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

As of June 30, 2025, we were in compliance with all covenants under the 3.50% FLSO Senior Secured Notes Indenture.

The fair value of the 3.50% FLSO Senior Secured Notes as of June 30, 2025 was $129.8 million based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% FLSO Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

As of June 30, 2025, the contractual interest rate on the Term Loan Facility was 7.18%. We are required to make quarterly principal payments of $0.2 million. See Note 11, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

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

As of June 30, 2025, we were in compliance with all covenants under the Senior Facilities.

The fair value of the Term Loan Facility as of June 30, 2025 was $20.6 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of June 30, 2025, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of June 30, 2025 was $21.3 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

In addition, during the three and six months ended June 30, 2024, Rackspace Technology Global repurchased and surrendered for cancellation $2.9 million principal amount of 5.375% Senior Notes for $0.8 million. In connection with these repurchases, we recorded a gain, included in "Gain on debt extinguishment, net of debt modification costs", of $2.1 million, in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024.

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

As of June 30, 2025, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of June 30, 2025 was $30.2 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

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

9. Share-Based Compensation

During the six months ended June 30, 2025, we granted 9.3 million restricted stock units ("RSUs") under the 2020 Incentive Plan with a weighted-average grant date fair value of $1.46. The majority of the RSUs were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service.

In addition, during the six months ended June 30, 2025, we granted 30.2 million long-term incentive cash units (“LTIC units”) under the 2020 Incentive Plan. The awards were valued using a Monte Carlo simulation and as of June 30, 2025 the LTIC units had a weighted average fair value of $0.71. The LTIC units represent the target amount of grants, and the actual number of units awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on the performance of our common stock. The awards are eligible to vest in equal installments over three years based on the attainment of the market condition and the employee’s continued service through the vesting date. As the company intends to settle the LTIC units in cash, they were classified as liabilities within “Other current liabilities” and “Other non-current liabilities” in the Condensed Consolidated Balance Sheets.

Total share-based compensation expense is comprised of the following equity and liability classified award amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2025	2024	2025
Equity classified awards	$13.0	$6.9	$26.0	$14.5
Liability classified awards	6.5	3.1	6.3	7.5
Total share-based compensation expense	$19.5	$10.0	$32.3	$22.0

Total share-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2025	2024	2025
Cost of revenue	$2.0	$1.3	$3.9	$3.1
Selling, general and administrative expenses	17.5	8.7	28.4	18.9
Pre-tax share-based compensation expense	19.5	10.0	32.3	22.0
Less: Income tax benefit	(4.1)	(2.1)	(6.8)	(4.6)
Total share-based compensation expense, net of tax	$15.4	$7.9	$25.5	$17.4

As of June 30, 2025, there was $29.9 million of total unrecognized compensation cost related to RSUs and performance stock units, which will be recognized using the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

10. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, tax credits, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three months ended June 30, 2025, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is nondeductible under Internal Revenue Code (“IRC”) Section 162(m), and the net impact of the geographic distribution of our earnings. For the six months ended June 30, 2025, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is nondeductible under Internal Revenue Code (“IRC”) Section 162(m), the net impact of the geographic distribution of our earnings, and the tax effects from nondeductible share-based compensation.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA legislation includes changes to U.S federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its effect on our consolidated financial statements, which we expect to begin reflecting in the financials for the period ended September 30, 2025.

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

As of December 31, 2024 and June 30, 2025, the cash flow hedge was highly effective.

The key terms of our remaining interest rate swap are presented below:

Effective Date	Fixed Rate Paid	December 31, 2024		June 30, 2025
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

February 9, 2021	2.34150% (1)	1,350.0	Active	1,350.0	Active	February 9, 2026
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

Fair Values of Derivatives on the Condensed Consolidated Balance Sheets

The fair values of our derivatives and their location on the Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2025 were as follows:

		December 31, 2024		June 30, 2025
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$39.6	$—	$25.3	$—
Interest rate swaps	Other non-current assets	6.6	—	—	—
Interest rate swaps	Other current liabilities (1)	—	17.3	—	11.7
Interest rate swaps	Other non-current liabilities (1)	—	3.0	—	—
Total		$46.2	$20.3	$25.3	$11.7
(1)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2024			June 30, 2025
(In millions)	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$46.2	$(20.3)	$25.9	$25.3	$(11.7)	$13.6

Liabilities
Interest rate swaps	$20.3	$(20.3)	$—	$11.7	$(11.7)	$—

Effect of Derivatives on the Condensed Consolidated Statements of Comprehensive Income (Loss)

The effect of our derivatives and their location on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2025 was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2024	2025	2024	2025
Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$14.9	$11.4	$29.8	$22.8

Interest expense was $18.4 million and $21.3 million for the three months ended June 30, 2024 and 2025, respectively, and $62.1 million and $40.7 million for the six months ended June 30, 2024 and 2025, respectively. As of June 30, 2025, the amount of cash flow hedge gain included within "Accumulated other comprehensive income" that is expected to be reclassified as a reduction to "Interest expense" over the next 12 months is approximately $25.3 million. See Note 12, "Accumulated Other Comprehensive Income," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of June 30, 2025, our outstanding interest rate swap agreement was in a net asset position.

12. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at March 31, 2024	$(5.7)	$64.3	$58.6
Foreign currency translation adjustments, net of tax expense of $0.1	(0.8)	—	(0.8)
Unrealized gain on derivative contracts, net of tax expense of $1.6	—	4.5	4.5
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $3.8 (1)	—	(11.1)	(11.1)
Balance at June 30, 2024	$(6.5)	$57.7	$51.2
(1)     Includes a reduction to interest expense recognized of $14.9 million related to the cash flow hedge gain for the three months ended June 30, 2024.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2023	$(2.0)	$62.3	$60.3
Foreign currency translation adjustments, net of tax benefit of $0.1	(4.5)	—	(4.5)
Unrealized gain on derivative contracts, net of tax expense of $6.1	—	17.6	17.6
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $7.6 (1)	—	(22.2)	(22.2)
Balance at June 30, 2024	$(6.5)	$57.7	$51.2
(1)     Includes a reduction to interest expense recognized of $29.8 million related to the cash flow hedge gain for the six months ended June 30, 2024.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at March 31, 2025	$(6.6)	$25.7	$19.1
Foreign currency translation adjustments, net of tax expense of $1.1	9.4	—	9.4
Unrealized gain on derivative contracts, net of tax expense of $0.6	—	1.5	1.5
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $2.7 (1)	—	(8.7)	(8.7)
Balance at June 30, 2025	$2.8	$18.5	$21.3
(1)    Includes a reduction to interest expense recognized of $11.4 million related to the cash flow hedge gain for the three months ended June 30, 2025.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2024	$(10.2)	$34.3	$24.1
Foreign currency translation adjustments, net of tax expense of $1.7	13.0	—	13.0
Unrealized gain on derivative contracts, net of tax expense of $0.5	—	1.4	1.4
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $5.6 (1)	—	(17.2)	(17.2)
Balance at June 30, 2025	$2.8	$18.5	$21.3
(1)    Includes a reduction to interest expense recognized of $22.8 million related to the cash flow hedge gain for the six months ended June 30, 2025.

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

The table below presents revenue and segment operating profit by reportable segment and a reconciliation of consolidated segment operating profit to consolidated loss before income taxes for the three and six months ended June 30, 2024 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2025	2024	2025
Public Cloud
Revenue	$424.9	$416.6	$847.3	$832.2
Third party infrastructure (1)	(331.5)	(324.3)	(665.6)	(650.7)
Other cost of revenue (2)	(51.7)	(52.4)	(104.1)	(102.1)
Other segment items (3)	(31.0)	(23.7)	(58.7)	(45.9)
Segment operating profit	$10.7	$16.2	$18.9	$33.5

Private Cloud
Revenue	$260.0	$249.7	$528.4	$499.5
Cost of revenue	(163.1)	(157.7)	(327.1)	(314.9)
Other segment items (3)	(28.1)	(30.5)	(61.4)	(62.1)
Segment operating profit	$68.8	$61.5	$139.9	$122.5

Total Consolidated
Revenue	$684.9	$666.3	$1,375.7	$1,331.7
Segment operating profit	$79.5	$77.7	$158.8	$156.0

Corporate functions	(59.2)	(50.4)	(124.5)	(103.1)
Share-based compensation expense	(19.5)	(10.0)	(32.3)	(22.0)
Transaction-related adjustments, net (4)	(1.6)	(0.4)	(2.6)	(1.9)
Restructuring and transformation expenses (5)	(14.5)	(4.4)	(35.4)	(17.5)
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	0.1	—	(0.1)	—
Amortization of intangible assets (6)	(38.6)	(37.6)	(77.3)	(75.0)
Impairment of goodwill	—	—	(573.2)	—
Impairment of assets, net	—	—	(20.0)	—
Interest expense	(18.4)	(21.3)	(62.1)	(40.7)
Gain on investments, net	—	0.3	0.1	0.2
Gain on debt extinguishment, net of debt modification costs	72.5	—	129.2	—
Other expense, net	(5.2)	(3.8)	(10.8)	(9.2)
Total consolidated loss before income taxes	$(4.9)	$(49.9)	$(650.2)	$(113.2)

(1)	Represents usage charges from public cloud infrastructure providers.
(2)	Other cost of revenue excludes third party infrastructure expenses and is comprised of certain license costs, labor, and other designated expenses.
(3)	Other segment items for each segment include directly allocable research and development expenses, sales and marketing expenses, and certain other general and administrative expenses.
(4)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
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

(6)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

The table below presents depreciation expense included in segment operating profit above for the three and six months ended June 30, 2024 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2025	2024	2025
Public Cloud	$2.0	$1.7	$3.5	$3.4
Private Cloud	28.4	30.6	57.0	60.3
Corporate functions	5.1	5.1	11.2	10.2
Total depreciation expense	$35.5	$37.4	$71.7	$73.9

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2025

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended June 30,				Year-Over-Year Comparison
	2024		2025
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$684.9	100.0%	$666.3	100.0%	$(18.6)	(2.7)%
Cost of revenue	(553.5)	(80.8)%	(537.1)	(80.6)%	16.4	(3.0)%
Gross profit	131.4	19.2%	129.2	19.4%	(2.2)	(1.7)%
Selling, general and administrative expenses	(185.2)	(27.0)%	(154.3)	(23.2)%	30.9	(16.7)%
Loss from operations	(53.8)	(7.9)%	(25.1)	(3.8)%	28.7	(53.3)%
Other income (expense):
Interest expense	(18.4)	(2.7)%	(21.3)	(3.2)%	(2.9)	15.8%
Gain on investments, net	—	—%	0.3	0.0%	0.3	100.0%
Gain on debt extinguishment, net of debt modification costs	72.5	10.6%	—	—%	(72.5)	(100.0)%
Other expense, net	(5.2)	(0.8)%	(3.8)	(0.6)%	1.4	(26.9)%
Total other income (expense)	48.9	7.2%	(24.8)	(3.7)%	(73.7)	NM
Loss before income taxes	(4.9)	(0.7)%	(49.9)	(7.5)%	(45.0)	NM
Benefit (provision) for income taxes	29.9	4.4%	(4.6)	(0.7)%	(34.5)	NM
Net income (loss)	$25.0	3.7%	$(54.5)	(8.2)%	$(79.5)	NM
NM = not meaningful.

Revenue

Revenue decreased $19 million, or 2.7%, to $666 million in the three months ended June 30, 2025 from $685 million in the three months ended June 30, 2024. Revenue declined due to decreases in both Private Cloud and Public Cloud revenue, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue decreased 3.2% year-over-year. The following table presents revenue by segment:

	Three Months Ended June 30,		% Change
(In millions, except %)	2024	2025	Actual	Constant Currency (a)
Public Cloud	$424.9	$416.6	(2.0)%	(2.2)%
Private Cloud	260.0	249.7	(4.0)%	(4.8)%
Total	$684.9	$666.3	(2.7)%	(3.2)%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the three months ended June 30, 2025 decreased 2.0% on an actual basis and 2.2% on a constant currency basis, from the three months ended June 30, 2024. The decline was due to lower infrastructure volumes, as services revenue remained relatively flat.

Private Cloud revenue in the three months ended June 30, 2025 decreased 4.0% on an actual basis and 4.8% on a constant currency basis, from the three months ended June 30, 2024, due to customers rolling off legacy private cloud offerings.

Cost of Revenue

Cost of revenue decreased $16 million, or 3%, to $537 million in the three months ended June 30, 2025 from $554 million in the three months ended June 30, 2024. The largest driver of the decrease was a reduction in usage charges for third-party infrastructure, consistent with the decrease in revenue. Also contributing to the overall reduction in cost of revenue was a decline in personnel costs, driven by a decrease in headcount between periods and a reduction in severance expense, and data center expense as a result of continued optimization initiatives.

As a percentage of revenue, cost of revenue declined 20 basis points in the three months ended June 30, 2025 to 80.6% from 80.8% in the three months ended June 30, 2024.

Gross Profit

Our gross profit was $129 million in the three months ended June 30, 2025, a decrease of $2 million from $131 million in the three months ended June 30, 2024. Our gross margin was 19.4% in the three months ended June 30, 2025, an increase of 20 basis points from 19.2% in the three months ended June 30, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $31 million, or 17%, to $154 million in the three months ended June 30, 2025 from $185 million in the three months ended June 30, 2024. Declining personnel costs had the largest impact due to a reduction in headcount between periods and decreases in share-based compensation, non-equity incentive compensation and severance expense.

As a percentage of revenue, selling, general and administrative expenses decreased 380 basis points, to 23.2% in the three months ended June 30, 2025 from 27.0% in the three months ended June 30, 2024 due to personnel costs, as discussed above.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $25 million in the three months ended June 30, 2025 compared to $54 million in the three months ended June 30, 2024. Our Non-GAAP Operating Profit was $27 million in the three months ended June 30, 2025, an increase of $7 million from $20 million in the three months ended June 30, 2024. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Three Months Ended June 30,
(In millions)	2024	2025
Loss from operations	$(53.8)	$(25.1)
Share-based compensation expense	19.5	10.0
Transaction-related adjustments, net (a)	1.6	0.4
Restructuring and transformation expenses (b)	14.5	4.4
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	(0.1)	—
Amortization of intangible assets (c)	38.6	37.6
Non-GAAP Operating Profit	$20.3	$27.3

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
(b)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock.

(c)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Three Months Ended June 30,				Year-Over-Year Comparison
(In millions, except %)	2024		2025
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$10.7	2.5%	$16.2	3.9%	$5.5	51.4%
Private Cloud	68.8	26.5%	61.5	24.6%	(7.3)	(10.6)%
Corporate functions	(59.2)		(50.4)		8.8	(14.9)%
Non-GAAP Operating Profit	$20.3		$27.3		$7.0	34.5%

Public Cloud operating profit increased 51% in the three months ended June 30, 2025 from the three months ended June 30, 2024. Segment operating profit as a percentage of segment revenue increased by 140 basis points, reflecting a 3% decrease in segment operating expenses, partially offset by a 2% decrease in segment revenue. The decrease in expenses was mainly driven by operational improvements and cost optimization initiatives executed during 2024.

Private Cloud operating profit decreased 11% in the three months ended June 30, 2025 from the three months ended June 30, 2024. Segment operating profit as a percentage of segment revenue decreased by 190 basis points due to a 4% decrease in segment revenue, partially offset by a 2% decrease in segment operating expenses. The decrease in expenses was mainly driven by cost optimization activities executed throughout 2024.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 15% in the three months ended June 30, 2025 from the three months ended June 30, 2024 due to our continued focus on cost management.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting."

Interest Expense

Interest expense increased $3 million, or 16%, to $21 million in the three months ended June 30, 2025 from $18 million in the three months ended June 30, 2024. This increase was due to borrowings on the New Revolving Credit Facility in 2025 and a reduction in interest income from money market funds due to a lower cash balance between periods.

Gain on Debt Extinguishment, Net of Debt Modification Costs

We recorded a $73 million gain on debt extinguishment, net of debt modification costs in the three months ended June 30, 2024, which included a $49 million gain on debt extinguishment related to repurchases of an aggregate $68 million principal amount of 3.50% FLSO Senior Secured Notes, FLSO Term Loan Facility, and 5.375% Senior Notes during the period. The remaining amount is related to the closing of the Public Note Exchange in April 2024, which was initiated as part of the March 2024 Refinancing Transactions.

For more information, see Item 1 of Part I, Financial Statements - Note 7, "Debt."

Other Expense, Net

We had $4 million and $5 million of other expense in the three months ended June 30, 2025 and 2024, respectively. This line item is primarily comprised of expense related to our accounts receivable purchase agreement.

For more information, see Item 1 of Part I, Financial Statements - Note 3, "Sale of Receivables."

Benefit (Provision) for Income Taxes

Our income tax expense was $5 million in the three months ended June 30, 2025 compared to a $30 million income tax benefit in the three months ended June 30, 2024. Our effective tax rate decreased to (9.3)% in the three months ended June 30, 2025 from 612.6% in the three months ended June 30, 2024. The decrease in the effective tax rate year-over-year is primarily due to the tax impact associated with changes in valuation allowance, the net impact of the geographic distribution of our earnings, the incremental tax impact associated with goodwill impairments recorded in the first quarter of 2024, the majority of which were nondeductible for income tax purposes, and the tax impact of the March 2024 Refinancing Transactions. The difference between the effective tax rate and the statutory rate for the three months ended June 30, 2025 is primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is non-deductible under Internal Revenue Code (“IRC”) Section 162(m), and the net impact of the geographic distribution of our earnings.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2025

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Six Months Ended June 30,				Year-Over-Year Comparison
	2024		2025
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$1,375.7	100.0%	$1,331.7	100.0%	$(44.0)	(3.2)%
Cost of revenue	(1,111.5)	(80.8)%	(1,075.6)	(80.8)%	35.9	(3.2)%
Gross profit	264.2	19.2%	256.1	19.2%	(8.1)	(3.1)%
Selling, general and administrative expenses	(377.6)	(27.5)%	(319.6)	(24.0)%	58.0	(15.4)%
Impairment of goodwill	(573.2)	(41.7)%	—	—%	573.2	(100.0)%
Impairment of assets, net	(20.0)	(1.5)%	—	—%	20.0	(100.0)%
Loss from operations	(706.6)	(51.4)%	(63.5)	(4.8)%	643.1	(91.0)%
Other income (expense):
Interest expense	(62.1)	(4.5)%	(40.7)	(3.1)%	21.4	(34.5)%
Gain on investments, net	0.1	0.0%	0.2	0.0%	0.1	100.0%
Gain on debt extinguishment, net of debt modification costs	129.2	9.4%	—	—%	(129.2)	(100.0)%
Other expense, net	(10.8)	(0.8)%	(9.2)	(0.7)%	1.6	(14.8)%
Total other income (expense)	56.4	4.1%	(49.7)	(3.7)%	(106.1)	NM
Loss before income taxes	(650.2)	(47.3)%	(113.2)	(8.5)%	537.0	(82.6)%
Benefit (provision) for income taxes	34.6	2.5%	(12.8)	(1.0)%	(47.4)	NM
Net loss	$(615.6)	(44.7)%	$(126.0)	(9.5)%	$489.6	(79.5)%
NM = not meaningful.

Revenue

Revenue decreased $44 million, or 3.2%, to $1,332 million in the six months ended June 30, 2025 from $1,376 million in the six months ended June 30, 2024. Revenue declined due to decreases in both Private Cloud and Public Cloud revenue, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue decreased 3.3% year-over-year. The following table presents revenue by segment:

	Six Months Ended June 30,		% Change
(In millions, except %)	2024	2025	Actual	Constant Currency (a)
Public Cloud	$847.3	$832.2	(1.8)%	(1.7)%
Private Cloud	528.4	499.5	(5.5)%	(5.7)%
Total	$1,375.7	$1,331.7	(3.2)%	(3.3)%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the six months ended June 30, 2025 decreased 1.8% on an actual basis and 1.7% on a constant currency basis, from the six months ended June 30, 2024. The decline was mainly due to lower infrastructure volumes and a reduction in services revenue.

Private Cloud revenue in the six months ended June 30, 2025 decreased 5.5% on an actual basis and 5.7% on a constant currency basis, from the six months ended June 30, 2024, due to customers rolling off legacy private cloud offerings.

Cost of Revenue

Cost of revenue decreased $36 million, or 3%, to $1,076 million in the six months ended June 30, 2025 from $1,112 million in the six months ended June 30, 2024. The largest driver of the decrease was a reduction in usage charges for third-party infrastructure, consistent with the decrease in revenue. Also contributing to the overall decrease in cost of revenue was a reduction in license expense, due to decreased usage between periods, and a reduction in data center expense as a result of continued optimization initiatives. Personnel costs declined, to a lesser extent, driven by a decrease in headcount between periods.

As a percentage of revenue, cost of revenue was 80.8% in both the six months ended June 30, 2024 and June 30, 2025.

Gross Profit

Our gross profit was $256 million in the six months ended June 30, 2025, a decrease of $8 million from $264 million in the six months ended June 30, 2024. Our gross margin was 19.2% in both the six months ended June 30, 2024 and June 30, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $58 million, or 15%, to $320 million in the six months ended June 30, 2025 from $378 million in the six months ended June 30, 2024, primarily due to a reduction in personnel costs. The decrease in personnel costs was largely due to a decline in headcount between periods and a reduction in share-based compensation and non-equity incentive compensation. Also driving the overall decrease in selling, general and administrative expenses was a $9 million early termination fee associated with the sale of our corporate headquarters in the first quarter of 2024.

As a percentage of revenue, selling, general and administrative expenses decreased 350 basis points, to 24.0% in the six months ended June 30, 2025 from 27.5% in the six months ended June 30, 2024 for the reasons discussed above.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $64 million in the six months ended June 30, 2025 compared to $707 million in the six months ended June 30, 2024. Our Non-GAAP Operating Profit was $53 million in the six months ended June 30, 2025, an increase of $19 million from $34 million in the six months ended June 30, 2024. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Six Months Ended June 30,
(In millions)	2024	2025
Loss from operations	$(706.6)	$(63.5)
Share-based compensation expense	32.3	22.0
Transaction-related adjustments, net (a)	2.6	1.9
Restructuring and transformation expenses (b)	35.4	17.5
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	0.1	—
Impairment of goodwill	573.2	—
Impairment of assets, net	20.0	—
Amortization of intangible assets (c)	77.3	75.0
Non-GAAP Operating Profit	$34.3	$52.9

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
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

(c)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Six Months Ended June 30,				Year-Over-Year Comparison
(In millions, except %)	2024		2025
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$18.9	2.2%	$33.5	4.0%	$14.6	77.2%
Private Cloud	139.9	26.5%	122.5	24.5%	(17.4)	(12.4)%
Corporate functions	(124.5)		(103.1)		21.4	(17.2)%
Non-GAAP Operating Profit	$34.3		$52.9		$18.6	54.2%

Public Cloud operating profit increased 77% in the six months ended June 30, 2025 from the six months ended June 30, 2024. Segment operating profit as a percentage of segment revenue increased by 180 basis points, reflecting a 4% decrease in segment operating expenses, partially offset by a 2% decrease in segment revenue. The decrease in expenses was mainly driven by operational improvements and cost optimization initiatives executed during 2024.

Private Cloud operating profit decreased 12% in the six months ended June 30, 2025 from the six months ended June 30, 2024. Segment operating profit as a percentage of segment revenue decreased by 200 basis points, due to a 6% decrease in segment revenue, partially offset by a 3% decrease in segment operating expenses. The decrease in expenses was mainly driven by cost optimization activities executed throughout 2024.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 17% in the six months ended June 30, 2025 from the six months ended June 30, 2024 due to our continued focus on cost management.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting."

Impairment of Goodwill

In connection with the March 2024 Refinancing Transactions that were completed in March and April 2024, as further described in Item 1 of Part I, Financial Statements - Note 7, "Debt", we updated our internal forecasts. As of February 29, 2024, we assessed our Board of Directors approved 2024 internal budget along with several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of our current and forecasted operating margins and cash flows, budgeted-to-actual performance, timing of the expected effects of our strategic initiatives, overall change in economic climate, changes in the industry and competitive environment, changes to our risk-adjusted discount rates and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of February 29, 2024. The results of this goodwill impairment analysis indicated an impairment of goodwill within our Public Cloud and Private Cloud reporting units of $385 million and $188 million, respectively, recorded in the six months ended June 30, 2024.

There was no such impairment in the six months ended June 30, 2025.

Impairment of Assets, Net

We evaluated our indefinite-lived intangible asset for impairment as of February 29, 2024. As a result of this evaluation, we recorded a $20 million impairment of our indefinite-lived intangible asset in the six months ended June 30, 2024.

There was no such impairment in the six months ended June 30, 2025.

Interest Expense

Interest expense decreased $21 million, or 34%, to $41 million in the six months ended June 30, 2025 from $62 million in the six months ended June 30, 2024, primarily due to the accounting for contractual interest payments on debt instruments entered into as part of the March 2024 Refinancing Transactions, portions of which are recorded as a reduction of related premiums and not as interest expense, which reduces interest expense relative to contractual interest cost.

Gain on Debt Extinguishment, Net of Debt Modification Costs

We recorded an $80 million gain on debt extinguishment, net of debt modification costs in the six months ended June 30, 2024 related to the March 2024 Refinancing Transactions. In addition, we recorded a $49 million total gain on debt extinguishment related to repurchases of an aggregate $68 million principal amount of 3.50% FLSO Senior Secured Notes, FLSO Term Loan Facility, and 5.375% Senior Notes during the six months ended June 30, 2024.

For more information, see Item 1 of Part I, Financial Statements - Note 7, "Debt."

Other Expense, Net

We had $9 million and $11 million of other expense in the six months ended June 30, 2025 and 2024, respectively. This line item is primarily comprised of expense related to our accounts receivable purchase agreement.

For more information, see Item 1 of Part I, Financial Statements - Note 3, "Sale of Receivables."

Benefit (Provision) for Income Taxes

Our income tax expense was $13 million in the six months ended June 30, 2025 compared to a $35 million income tax benefit in the six months ended June 30, 2024. Our effective tax rate decreased to (11.3)% in the six months ended June 30, 2025 from 5.3% in the six months ended June 30, 2024. The decrease in the effective tax rate year-over-year is primarily due to the tax impact associated with changes in the valuation allowance, geographic distribution of profits, the tax impact associated with goodwill impairments recorded in the first quarter of 2024, the majority of which were nondeductible for income tax purposes, and the income tax benefit related to the March 2024 Refinancing Transactions. The difference between the effective tax rate and the statutory rate for the six months ended June 30, 2025 is primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is non-deductible under IRC Section 162(m), the net impact of the geographic distribution of our earnings, and tax effects from non-deductible share-based compensation.

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

The following tables present, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2025			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$424.9	$416.6	$(0.8)	$415.8	(2.0)%	(2.2)%
Private Cloud	260.0	249.7	(2.2)	247.5	(4.0)%	(4.8)%
Total	$684.9	$666.3	$(3.0)	$663.3	(2.7)%	(3.2)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2025			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$847.3	$832.2	$0.3	$832.5	(1.8)%	(1.7)%
Private Cloud	528.4	499.5	(1.4)	498.1	(5.5)%	(5.7)%
Total	$1,375.7	$1,331.7	$(1.1)	$1,330.6	(3.2)%	(3.3)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

Non-GAAP Gross Profit

We present Non-GAAP Gross Profit in this MD&A because we believe the measure is useful in analyzing trends in our underlying, recurring gross margins. We define Non-GAAP Gross Profit as gross profit, adjusted to exclude the impact of share-based compensation expense, purchase accounting-related effects, and certain business transformation-related costs.

The table below presents a reconciliation of gross profit to Non-GAAP Gross Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2025	2024	2025
Gross profit	$131.4	$129.2	$264.2	$256.1
Share-based compensation expense	2.0	1.3	3.9	3.1
Purchase accounting impact on expense (a)	0.6	0.2	1.2	0.4
Restructuring and transformation expenses (b)	4.6	1.2	9.6	4.4
Non-GAAP Gross Profit	$138.6	$131.9	$278.9	$264.0

(a)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
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

Net income (loss) reconciliation to Non-GAAP Net Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2025	2024	2025
Net income (loss)	$25.0	$(54.5)	$(615.6)	$(126.0)
Share-based compensation expense	19.5	10.0	32.3	22.0
Transaction-related adjustments, net (a)	1.6	0.4	2.6	1.9
Restructuring and transformation expenses (b)	14.5	4.4	35.4	17.5
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	(0.1)	—	0.1	—
Impairment of goodwill	—	—	573.2	—
Impairment of assets, net	—	—	20.0	—
Net gain on divestiture and investments (c)	—	(0.3)	(0.1)	(0.2)
Gain on debt extinguishment, net of debt modification costs	(72.5)	—	(129.2)	—
Interest expense impact from the March 2024 Refinancing Transactions (d)	(25.6)	(21.1)	(25.6)	(42.1)
Other adjustments (e)	0.1	(1.5)	0.5	(1.1)
Amortization of intangible assets (f)	38.6	37.6	77.3	75.0
Tax effect of non-GAAP adjustments (g)	(22.4)	10.0	(18.0)	23.3
Non-GAAP Net Loss	$(21.3)	$(15.0)	$(47.1)	$(29.7)

Net income (loss) reconciliation to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2025	2024	2025
Net income (loss)	$25.0	$(54.5)	$(615.6)	$(126.0)
Share-based compensation expense	19.5	10.0	32.3	22.0
Transaction-related adjustments, net (a)	1.6	0.4	2.6	1.9
Restructuring and transformation expenses (b)	14.5	4.4	35.4	17.5
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	(0.1)	—	0.1	—
Impairment of goodwill	—	—	573.2	—
Impairment of assets, net	—	—	20.0	—
Net gain on divestiture and investments (c)	—	(0.3)	(0.1)	(0.2)
Gain on debt extinguishment, net of debt modification costs	(72.5)	—	(129.2)	—
Other expense, net (h)	5.2	3.8	10.8	9.2
Interest expense	18.4	21.3	62.1	40.7
Provision (benefit) for income taxes	(29.9)	4.6	(34.6)	12.8
Depreciation and amortization (i)	73.4	74.7	148.3	147.8
Adjusted EBITDA	$55.1	$64.4	$105.3	$125.7

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
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

Non-GAAP Earnings (Loss) Per Share

We define Non-GAAP Earnings (Loss) Per Share as Non-GAAP Net Income (Loss) divided by our GAAP weighted average number of shares outstanding for the period on a diluted basis and further adjusted for the weighted average number of shares associated with securities which are anti-dilutive to GAAP loss per share. Management uses Non-GAAP Earnings (Loss) Per Share to evaluate the performance of our business on a comparable basis from period to period, including by adjusting for the impact of the issuance of shares. The following table reconciles Non-GAAP Loss Per Share to our GAAP net earnings (loss) per share on a diluted basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2024	2025	2024	2025
Net income (loss) attributable to common stockholders	$25.0	$(54.5)	$(615.6)	$(126.0)
Non-GAAP Net Loss	$(21.3)	$(15.0)	$(47.1)	$(29.7)

Weighted average number of shares - Diluted	229.6	238.0	222.2	235.0
Effect of dilutive securities (a)	—	1.3	7.3	7.1
Non-GAAP weighted average number of shares - Diluted	229.6	239.3	229.5	242.1

Net earnings (loss) per share - Diluted	$0.11	$(0.23)	$(2.77)	$(0.54)
Per share impacts of adjustments to net income (loss) (b)	(0.20)	0.17	2.56	0.41
Per share impacts of shares after adjustments to net income (loss) (a)	0.00	0.00	0.00	0.01
Non-GAAP Loss Per Share	$(0.09)	$(0.06)	$(0.21)	$(0.12)

(a)
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

(b)
Reflects the aggregate adjustments made to reconcile Non-GAAP Net Loss to our net income (loss), as noted in the above table, divided by the GAAP diluted number of shares outstanding for the relevant period.

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the New Revolving Credit Facility. As of June 30, 2025, the New Revolving Credit Facility provided for up to $375 million of borrowings, $65 million of which was drawn and outstanding as of June 30, 2025. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

At June 30, 2025, we held $104 million in cash and cash equivalents (not including $2 million in restricted cash, which is included in "Other non-current assets"), of which $74 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $44 million outstanding with respect to these arrangements as of June 30, 2025. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $476 million outstanding with respect to operating and finance lease agreements as of June 30, 2025. We may choose to utilize such leasing arrangements in future periods.

As of June 30, 2025, we had $2,439 million aggregate principal amount outstanding under the FLSO Term Loan Facility, the FLFO Term Loan Facility, the Term Loan Facility, 3.50% FLSO Senior Secured Notes, 5.375% Senior Notes, and 3.50% Senior Secured Notes. The New Revolving Credit Facility provides for up to $375 million of borrowings, $65 million of which was drawn and outstanding as of June 30, 2025. Our liquidity requirements are significant, primarily due to debt service requirements.

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

As of June 30, 2025, the contractual interest rate on the FLSO Term Loan Facility was 7.18%. We are required to make quarterly principal payments of $4 million, which began on March 31, 2024.

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

As of June 30, 2025, $1,618 million in aggregate principal amount of the FLSO Term Loan Facility remained outstanding.

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

As of June 30, 2025, the contractual interest rate on the FLFO Term Loan Facility was 10.68%. We are required to make quarterly principal payments of $0.7 million, which began on June 30, 2024.

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

As of June 30, 2025, $272 million aggregate principal amount of the FLFO Term Loan Facility remained outstanding.

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

As of June 30, 2025, we had total commitments of $375 million, $65 million of outstanding borrowings under the New Revolving Credit Facility, and $24 million of letters of credit issued thereunder. As such, as of June 30, 2025, we had $310 million of available commitments remaining.

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

As of June 30, 2025, $319 million aggregate principal amount of the 3.50% FLSO Senior Secured Notes were outstanding.

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

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for SOFR loans and at the end of every calendar quarter for base rate loans. As of June 30, 2025, the contractual interest rate on the Term Loan Facility was 7.18%. We are required to make quarterly amortization payments of $0.2 million. The Revolving Credit Facility included a commitment fee equal to 0.50% per annum in respect of the unused commitments that was due quarterly. This fee was subject to one step-down based on the net first lien leverage ratio. The Senior Facilities require us to make certain mandatory prepayments under certain conditions defined in the First Lien Credit Agreement.

As of June 30, 2025, $61 million aggregate principal amount of the Term Loan Facility remained outstanding and the prior Revolving Credit Facility was replaced in full by the New Revolving Credit Facility. See Item 1 of Part I, Financial Statements - Note 7, “Debt,” for more information regarding our Senior Facilities.

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

As of June 30, 2025, $44 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

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

As of June 30, 2025, $125 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

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

Our "consolidated EBITDA," as defined under our debt instruments, is calculated in the same manner as our Adjusted EBITDA, presented elsewhere in this report, except that our debt instruments allow us to adjust for additional items, including certain start-up costs, and to give pro forma effect to acquisitions, including resulting synergies, and internal cost savings initiatives. In addition, under the Indentures, the calculation of consolidated EBITDA does not take into account any changes in GAAP subsequent to the date of issuance, whereas under the New Senior Facilities and Senior Facilities the calculation of consolidated EBITDA takes into account the impact of certain changes in GAAP subsequent to December 1, 2020 other than with respect to capital leases.

As of June 30, 2025, we were in compliance with all covenants under the New Senior Facilities, the Senior Facilities and the Indentures.

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

As of June 30, 2025, the New Credit Group had total assets of $2,870 million and total liabilities of $3,773 million, which included total debt of $2,571 million. The financial information for the New Credit Group differs from the financial information for the company and its consolidated subsidiaries primarily because Rackspace Technology Global has (i) debt that is not guaranteed by the New Credit Group, which debt was $229 million as of June 30, 2025, and (ii) Rackspace Technology Global is the party to the interest rate swap which had a net asset value of $14 million as of June 30, 2025.

Capital Expenditures

The following table sets forth a summary of our total capital expenditures for the periods indicated:

	Six Months Ended June 30,
(In millions)	2024	2025
Customer gear	$55.0	$31.0
Data center build outs	1.8	4.0
Office build outs	0.3	—
Capitalized software and other projects	21.5	22.6
Total capital expenditures	$78.6	$57.6

Capital expenditures were $58 million in the six months ended June 30, 2025, compared to $79 million in the six months ended June 30, 2024, a decrease of $21 million. The decrease in capital expenditures was driven by an internal focus on optimizing current inventory of assets, purchases of gear during the first half of 2024 to support several large healthcare deals, and lower capital requirements on recent deals.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Six Months Ended June 30,
(In millions)	2024	2025
Cash provided by (used in) operating activities	$(66.2)	$21.0
Cash used in investing activities	$(49.5)	$(29.9)
Cash provided by (used in) financing activities	$110.4	$(35.7)

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

Net cash provided by operating activities was $21 million in the six months ended June 30, 2025 compared to $66 million of net cash used in operating activities in the six months ended June 30, 2024. The increase in operating cash between periods was primarily driven by a decrease of $22 million of cash paid for operating expenses in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Additionally, there was an increase in cash proceeds related to accounts receivable sold of $28 million in the six months ended June 30, 2025 compared to a decrease of $18 million in the six months ended June 30, 2024. Lastly, in the six months ended June 30, 2024, $32 million in third party fees were paid in connection with the March 2024 Refinancing Transactions and a $9 million early termination fee associated with the sale of our corporate headquarters was paid. There were no similar one time fees paid in the six months ended June 30, 2025. These increases in cash from operating activities were partially offset by a reduction in cash receipts from customers between periods.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities decreased $20 million, or 40%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to a $38 million reduction in cash purchases of property, equipment, and software between periods, partially offset by $17 million of net proceeds received in the six months ended June 30, 2024 from the March 2024 sale of our corporate headquarters facility.

Cash Provided by (Used in) Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities was $36 million in the six months ended June 30, 2025 compared to $110 million of net cash provided by financing activities in the six months ended June 30, 2024. The change was primarily driven by $275 million of proceeds received in the six months ended June 30, 2024 from the FLFO Term Loan Facility as part of the March 2024 Refinancing Transactions compared to $80 million of debt proceeds in the current period from borrowings on the New Revolving Credit Facility. This activity was partially offset by a reduction in debt repayments of $25 million between periods and $22 million of payments in the six months ended June 30, 2024 related to debt extinguishment costs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities and New Senior Facilities, which includes our $375 million New Revolving Credit Facility and $1,951 million outstanding under the Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility. As of June 30, 2025, there was $65 million of outstanding borrowings under the New Revolving Credit Facility. As of June 30, 2025, assuming the New Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities and New Senior Facilities.

Our Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility bear interest at an annual rate equal to an applicable margin plus one-month Term SOFR, subject to a 0.75% floor. We have entered into an interest rate swap agreement indexed to one-month Term SOFR (subject to a floor of 0.75%) in order to manage our risk from fluctuations in one-month Term SOFR above the 0.75% floor.

The key terms of the swap outstanding as of June 30, 2025 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
February 2021	February 9, 2021	$1,350.0	2.34150%	February 9, 2026

See Item 1 of Part I, Financial Statements - Note 11, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See "Constant Currency Revenue." While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the six months ended June 30, 2025, we recognized foreign currency transaction gains of $0.1 million within "Other expense, net" in our Condensed Consolidated Statements of Comprehensive Income (Loss). As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. In the six months ended June 30, 2025, we expensed approximately $18 million for utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

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

Not Applicable.

Use of Proceeds

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

RACKSPACE TECHNOLOGY, INC.

Date:	August 11, 2025	By:	/s/ Mark Marino
Mark Marino
Chief Financial Officer