Form 10-Q
period 2025-09-30
Rackspace Technology, Inc.
filed 2025-11-10
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025.
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

On November 4, 2025, 243,592,120 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this "Quarterly Report") contains certain information that may constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management's plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the generality of the preceding sentence, any time we use the words "expects," "intends," "will," "anticipates," "believes," "confident," "continue," "propose," "seeks," "could," "may," "should," "estimates," "forecasts," "might," "goals," "objectives," "targets," "planned," "projects," and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2024	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$144.0	$99.5
Accounts receivable, net of allowance for credit losses and accrued customer credits of $27.0 and $25.8, respectively	298.8	273.9
Prepaid expenses	84.9	89.6
Other current assets	91.1	77.9
Total current assets	618.8	540.9

Property, equipment and software, net	601.0	589.0
Goodwill, net	735.7	739.7
Intangible assets, net	844.7	732.7
Operating right-of-use assets	134.6	129.0
Other non-current assets	119.3	113.7
Total assets	$3,054.1	$2,845.0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$389.6	$415.1
Accrued compensation and benefits	96.7	93.5
Deferred revenue	84.2	73.1
Debt	29.2	30.4
Accrued interest	7.4	8.0
Operating lease liabilities	55.9	49.7
Finance lease liabilities	53.1	44.1
Financing obligations	16.4	12.6
Other current liabilities	34.1	39.7
Total current liabilities	766.6	766.2

Non-current liabilities:
Debt	2,756.4	2,742.1
Operating lease liabilities	77.8	74.5
Finance lease liabilities	293.1	294.1
Financing obligations	39.2	29.8
Deferred income taxes	30.2	25.3
Other non-current liabilities	95.0	100.2
Total liabilities	4,058.3	4,032.2

Commitments and Contingencies (Note 8)

Stockholders' deficit:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 232.2 and 246.7 shares issued; 229.1 and 243.6 shares outstanding, respectively	2.3	2.5
Additional paid-in capital	2,682.8	2,705.2
Accumulated other comprehensive income	24.1	11.6
Accumulated deficit	(3,682.4)	(3,875.5)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' deficit	(1,004.2)	(1,187.2)
Total liabilities and stockholders' deficit	$3,054.1	$2,845.0

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2025	2024	2025
Revenue	$675.8	$671.2	$2,051.5	$2,002.9
Cost of revenue	(538.3)	(541.3)	(1,649.8)	(1,616.9)
Gross profit	137.5	129.9	401.7	386.0
Selling, general and administrative expenses	(169.5)	(163.8)	(547.1)	(483.4)
Impairment of goodwill	(141.7)	—	(714.9)	—
Impairment of assets, net	—	—	(20.0)	—
Loss from operations	(173.7)	(33.9)	(880.3)	(97.4)
Other income (expense):
Interest expense	(18.0)	(21.2)	(80.1)	(61.9)
Gain on investments, net	0.1	0.1	0.2	0.3
Gain on debt extinguishment, net of debt modification costs	18.0	—	147.2	—
Other expense, net	(1.0)	(4.0)	(11.8)	(13.2)
Total other income (expense)	(0.9)	(25.1)	55.5	(74.8)
Loss before income taxes	(174.6)	(59.0)	(824.8)	(172.2)
Benefit (provision) for income taxes	(12.0)	(8.1)	22.6	(20.9)
Net loss	$(186.6)	$(67.1)	$(802.2)	$(193.1)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$4.3	$(1.5)	$(0.2)	$11.5
Unrealized gain (loss) on derivative contracts	(11.1)	0.5	6.5	1.9
Amount reclassified from accumulated other comprehensive income (loss) to earnings	(11.0)	(8.7)	(33.2)	(25.9)
Other comprehensive loss	(17.8)	(9.7)	(26.9)	(12.5)
Comprehensive loss	$(204.4)	$(76.8)	$(829.1)	$(205.6)

Net loss per share:
Basic and diluted	$(0.82)	$(0.28)	$(3.59)	$(0.82)
Weighted average number of shares outstanding:
Basic and diluted	226.4	240.4	223.6	236.8

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2025
Cash Flows From Operating Activities
Net loss	$(802.2)	$(193.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	222.0	224.0
Reduction in carrying amount of operating right-of-use assets	51.4	48.5
Deferred income taxes	(46.4)	(2.2)
Share-based compensation expense	47.8	40.2
Impairment of goodwill	714.9	—
Impairment of assets, net	20.0	—
Gain on debt extinguishment, net of debt modification costs	(147.2)	—
Gain on investments, net	(0.2)	(0.3)
Provision for bad debts and accrued customer credits	11.3	8.3
Amortization of debt issuance costs and debt discount and premium	3.5	4.5
Third party fees paid in connection with the March 2024 Refinancing Transactions	(31.7)	—
Non-cash fair value adjustments	(2.2)	(2.1)
Other operating activities	(3.7)	(0.3)
Changes in operating assets and liabilities:
Accounts receivable	16.9	17.8
Prepaid expenses and other current assets	(2.1)	(14.4)
Accounts payable, accrued expenses, and other current liabilities	(12.8)	7.5
Deferred revenue	(13.1)	(10.9)
Operating lease liabilities	(63.0)	(52.1)
Other non-current assets and liabilities	22.4	16.3
Net cash provided by (used in) operating activities	(14.4)	91.7
Cash Flows From Investing Activities
Purchases of property, equipment and software	(91.2)	(57.1)
Proceeds from sale of headquarters	16.9	—
Other investing activities	5.4	1.7
Net cash used in investing activities	(68.9)	(55.4)
Cash Flows From Financing Activities
Proceeds from employee stock plans	0.4	0.3
Shares of common stock withheld for employee taxes	(4.3)	(2.0)
Proceeds from borrowings under long-term debt arrangements	275.0	130.0
Payments on long-term debt	(138.5)	(143.4)
Debt extinguishment costs	(22.1)	—
Payments on financing component of interest rate swap	(13.0)	(13.0)
Principal payments of finance lease liabilities	(44.0)	(43.3)
Principal payments of financing obligations	(10.5)	(13.2)
Net cash provided by (used in) financing activities	43.0	(84.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.7	2.6
Decrease in cash, cash equivalents, and restricted cash	(39.6)	(45.7)
Cash, cash equivalents, and restricted cash at beginning of period	199.7	147.0
Cash, cash equivalents, and restricted cash at end of period	$160.1	$101.3

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$83.9	$62.7
Cash payments for income taxes, net of refunds	$9.7	$2.7

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$22.0	$29.9
Increase (decrease) in property, equipment and software accrued in liabilities	(1.7)	5.6
Other non-cash activity	(2.1)	(1.0)
Non-cash purchases of property, equipment and software	$18.2	$34.5

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
(In millions)	2024	2025
Cash and cash equivalents	$157.1	$99.5
Restricted cash included in other non-current assets	3.0	1.8
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$160.1	$101.3

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance at June 30, 2024	228.7	$2.3	$2,661.1	$51.2	$(3,439.8)	3.1	$(31.0)	$(756.2)
Exercise of stock options and release of stock awards, net of shares withheld	2.0	—	(0.9)	—	—	—	—	(0.9)
Share-based compensation expense for equity classified awards	—	—	11.8	—	—	—	—	11.8
Net loss	—	—	—	—	(186.6)	—	—	(186.6)
Other comprehensive loss	—	—	—	(17.8)	—	—	—	(17.8)
Balance at September 30, 2024	230.7	$2.3	$2,672.0	$33.4	$(3,626.4)	3.1	$(31.0)	$(949.7)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	220.5	$2.2	$2,638.2	$60.3	$(2,824.2)	3.1	$(31.0)	$(154.5)
Exercise of stock options and release of stock awards, net of shares withheld	9.9	0.1	(4.4)	—	—	—	—	(4.3)
Issuance of shares from Employee Stock Purchase Plan	0.3	—	0.4	—	—	—	—	0.4
Share-based compensation expense for equity classified awards	—	—	37.8	—	—	—	—	37.8
Net loss	—	—	—	—	(802.2)	—	—	(802.2)
Other comprehensive loss	—	—	—	(26.9)	—	—	—	(26.9)
Balance at September 30, 2024	230.7	$2.3	$2,672.0	$33.4	$(3,626.4)	3.1	$(31.0)	$(949.7)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at June 30, 2025	242.1	$2.4	$2,696.7	$21.3	$(3,808.4)	3.1	$(31.0)	$(1,119.0)
Exercise of stock options and release of stock awards, net of shares withheld	4.6	0.1	(1.3)	—	—	—	—	(1.2)
Share-based compensation expense for equity classified awards	—	—	9.8	—	—	—	—	9.8
Net loss	—	—	—	—	(67.1)	—	—	(67.1)
Other comprehensive loss	—	—	—	(9.7)	—	—	—	(9.7)
Balance at September 30, 2025	246.7	$2.5	$2,705.2	$11.6	$(3,875.5)	3.1	$(31.0)	$(1,187.2)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	232.2	$2.3	$2,682.8	$24.1	$(3,682.4)	3.1	$(31.0)	$(1,004.2)
Exercise of stock options and release of stock awards, net of shares withheld	14.2	0.2	(2.2)	—	—	—	—	(2.0)
Issuance of shares from Employee Stock Purchase Plan	0.3	—	0.3	—	—	—	—	0.3
Share-based compensation expense for equity classified awards	—	—	24.3	—	—	—	—	24.3
Net loss	—	—	—	—	(193.1)	—	—	(193.1)
Other comprehensive loss	—	—	—	(12.5)	—	—	—	(12.5)
Balance at September 30, 2025	246.7	$2.5	$2,705.2	$11.6	$(3,875.5)	3.1	$(31.0)	$(1,187.2)

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2024 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the Securities and Exchange Commission ("SEC") disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 21, 2025 ("Annual Report"). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2025, our results of operations and stockholders' deficit for the three and nine months ended September 30, 2024 and 2025, and our cash flows for the nine months ended September 30, 2024 and 2025.

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2025, or for any other interim period, or for any other future year.

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

Liquidity Overview

We are a highly leveraged company. As of September 30, 2025, we had $2,434.3 million aggregate principal amount outstanding under our debt instruments, which are comprised of the first lien first out senior secured term loan facility (the “FLFO Term Loan Facility”), the first lien second out senior secured term loan facility (the “FLSO Term Loan Facility”), the first lien term loan facility (the "Term Loan Facility"), 3.50% FLSO Senior Secured Notes due 2028 (the “3.50% FLSO Senior Secured Notes”), 5.375% Senior Notes due 2028 (the "5.375% Senior Notes"), and 3.50% Senior Secured Notes due 2028 (the "3.50% Senior Secured Notes"). We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the senior secured first lien first out revolving credit facility (the "New Revolving Credit Facility"). As of September 30, 2025, the New Revolving Credit Facility provided for up to $375.0 million of borrowings, $65.0 million of which was drawn and outstanding as of September 30, 2025. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash and cash equivalents of $99.5 million as of September 30, 2025, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on our ability to deliver on our strategic objectives and prevailing economic conditions and other factors, many of which are beyond our control.

Significant Accounting Policies and Estimates

Our Annual Report includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the nine months ended September 30, 2025.

Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

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

Nine Months Ended September 30, 2024

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

Nine Months Ended September 30, 2024

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

The results of our quantitative goodwill impairment analysis as of September 30, 2024 indicated an impairment of goodwill within our Public Cloud and Private Cloud reporting units of $69.2 million and $72.5 million, respectively. We recorded these non-cash impairment charges within "Impairment of goodwill" in our Condensed Consolidated Statements of Comprehensive Loss in the third quarter of 2024

Indefinite-Lived Intangible Assets

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

Additionally, we performed a quantitative assessment of our indefinite-lived intangible asset prior to testing our goodwill for impairment as of September 30, 2024, which did not indicate any impairment of the Rackspace trade name.

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

In conjunction with the goodwill impairment analyses as of February 29, 2024 and September 30, 2024, we performed a recoverability test of our long-lived assets, including finite-lived intangible assets, by comparing the net book value of our long-lived assets or asset groups, to the future undiscounted net cash flows attributable to such assets, which did not result in any impairment charges.

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

Recent Accounting Pronouncements

Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. ASU 2023-09 expands the existing disclosure requirements for the annual rate reconciliation between the effective tax rate and the statutory federal tax rate by requiring reconciliation items to be disaggregated by defined categories and disclosed as both percentages and amounts. The ASU also requires the disaggregation of income taxes paid by jurisdiction for each annual period presented. This guidance is effective for Rackspace beginning with our 2025 Form 10-K annual disclosures, with early adoption permitted. The guidance should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the provisions of the ASU and, once adopted, will result in increased income tax disclosures.

Measurement of Credit Losses

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions under Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance should be applied on a prospective basis. We are currently evaluating the potential impact of this ASU on our consolidated financial statements and related disclosures.

Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 removes all references to project stages within ASC No. 350-40 and clarifies the threshold entities apply to begin capitalizing internal-use software costs, including defining the “probable-to-complete” recognition threshold. The guidance also specifies that the disclosures under ASC No. 360-10, Property, Plant, and Equipment - Overall, apply to capitalized software costs accounted for under ASC No. 350-40, regardless of how those costs are presented in the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance may be applied on a prospective, retrospective, or modified transition basis. We are currently evaluating the potential impact of this ASU on our consolidated financial statements and related disclosures.

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Condensed Consolidated Balance Sheets Account	December 31, 2024	September 30, 2025
Accounts receivable, net	Accounts receivable, net (1)	$298.8	$273.9
Current portion of contract assets	Other current assets	$6.2	$3.5
Non-current portion of contract assets	Other non-current assets	$6.4	$2.9
Current portion of deferred revenue	Deferred revenue	$84.2	$73.1
Non-current portion of deferred revenue	Other non-current liabilities	$2.0	$2.8
(1)    Allowance for credit losses and accrued customer credits was $27.0 million and $25.8 million as of December 31, 2024 and September 30, 2025, respectively.

Amounts recognized in revenue for the three months ended September 30, 2024, and 2025, which were included in deferred revenue as of the beginning of each period totaled $39.7 million and $42.8 million, respectively. Amounts recognized in revenue for the nine months ended September 30, 2024, and 2025, which were included in deferred revenue as of the beginning of each period totaled $73.0 million and $80.3 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2024 and September 30, 2025, the balances of capitalized costs to obtain a contract were $38.6 million and $31.6 million, respectively, and the balances of capitalized costs to fulfill a contract were $13.7 million and $15.7 million, respectively. These capitalized costs are included in "Other non-current assets" on the Condensed Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2025	2024	2025
Amortization of capitalized sales commissions	$7.1	$6.2	$22.6	$19.5
Amortization of capitalized implementation costs	$2.2	$2.4	$7.3	$7.1

Remaining Performance Obligations

As of September 30, 2025, the aggregate amount of transaction price allocated to remaining performance obligations was $539.5 million, of which approximately 17% is expected to be recognized as revenue during the remainder of 2025 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. The aggregate amount of transaction price excludes variable consideration related to our usage-based arrangements for which we recognize revenue based on the right to invoice for the services performed.

Convertible Promissory Note

On September 27, 2022, we entered into a convertible note purchase agreement with a private company that is also a customer and a vendor. Pursuant to the purchase agreement, we purchased an unsecured convertible promissory note (the "Note") in an aggregate principal amount of $15.0 million. The Note accrues simple interest at a rate of 6% per annum and matures on September 27, 2027, unless earlier converted per the terms of the agreement. Principal and accrued interest are due and payable on the maturity date. We have elected to apply the fair value option under ASC No. 825, Financial Instruments, to account for the Note. As of December 31, 2024 and September 30, 2025, the fair value of the Note was $15.0 million and $17.1 million, respectively, and is included in "Other non-current assets" on our Condensed Consolidated Balance Sheets. The increase in the fair value of the Note is included in “Other expense, net” in the Condensed Consolidated Statements of Comprehensive Loss.

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

In connection with accounts receivable sold during the three and nine months ended September 30, 2024, we recorded $5.5 million and $16.4 million of expense, respectively, within “Other expense, net” in the Condensed Consolidated Statements of Comprehensive Loss. This expense consisted of $5.3 million and $15.6 million of yield charges and fees in the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.8 million of upfront transaction costs associated with the execution of the agreement in the three and nine month months ended September 30, 2024, respectively.

In connection with accounts receivable sold during the three and nine months ended September 30, 2025, we recorded $5.2 million and $15.5 million of yield charges and fees, respectively, within “Other expense, net” in the Condensed Consolidated Statements of Comprehensive Loss.

The outstanding portfolio of sold accounts receivable derecognized from our Condensed Consolidated Balance Sheet as of December 31, 2024 and September 30, 2025 was $218.7 million and $241.1 million, respectively. The SPVs hold unsold accounts receivable of $75.3 million as of September 30, 2025 that are pledged as collateral to PNC.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2025	2024	2025
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(186.6)	$(67.1)	$(802.2)	$(193.1)
Weighted average shares outstanding:
Common stock	226.4	240.4	223.6	236.8
Number of shares used in per share computations	226.4	240.4	223.6	236.8
Net loss per share	$(0.82)	$(0.28)	$(3.59)	$(0.82)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 30.3 million and 21.8 million potential common shares from the computation of dilutive loss per share for the three months ended September 30, 2024 and 2025, respectively, and 30.3 million and 21.8 million for the nine months ended September 30, 2024 and 2025, respectively, because the effect would have been anti-dilutive.

5. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2024	September 30, 2025
Computers and equipment	$1,142.9	$1,118.7
Software	448.1	428.7
Furniture and fixtures	10.2	7.8
Buildings and leasehold improvements	409.7	415.9
Property, equipment and software, at cost	2,010.9	1,971.1
Less: Accumulated depreciation	(1,420.7)	(1,394.3)
Work in process	10.8	12.2
Property, equipment and software, net	$601.0	$589.0

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

6. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment.

(In millions)	Public Cloud	Private Cloud	Total
Gross goodwill as of December 31, 2024	$596.2	$1,563.2	$2,159.4
Less: impairment charges	(454.6)	(969.1)	(1,423.7)
Goodwill, net as of December 31, 2024	141.6	594.1	735.7
Foreign currency translation	1.2	2.8	4.0
Goodwill, net as of September 30, 2025	$142.8	$596.9	$739.7

Gross goodwill as of September 30, 2025	$597.4	$1,566.0	$2,163.4
Less: accumulated impairment charges (1)	(454.6)	(969.1)	(1,423.7)
Goodwill, net as of September 30, 2025	$142.8	$596.9	$739.7
(1)     On a consolidated basis, gross and net goodwill as of September 30, 2025 was $3,045.3 million and $739.7 million, respectively. Accumulated impairment charges on a consolidated basis were $2,305.6 million as of September 30, 2025.

See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for discussion of the goodwill impairment charges recorded during the nine months ended September 30, 2024.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2024			September 30, 2025
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,930.6	$(1,226.2)	$704.4	$1,935.0	$(1,342.8)	$592.2
Other	27.1	(26.8)	0.3	26.6	(26.1)	0.5
Total definite-lived intangible assets	1,957.7	(1,253.0)	704.7	1,961.6	(1,368.9)	592.7
Trade name (indefinite-lived)	140.0	—	140.0	140.0	—	140.0
Total intangible assets other than goodwill	$2,097.7	$(1,253.0)	$844.7	$2,101.6	$(1,368.9)	$732.7
During the nine months ended September 30, 2024 we recognized impairment charges of $20.0 million related to our trade name indefinite-lived intangible asset.

For more information, see the discussion of our impairment charges in Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

7. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2024		September 30, 2025
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
FLSO Term Loan Facility	May 15, 2028	7.35%	$1,626.8	7.04%	$1,614.2
FLFO Term Loan Facility	May 15, 2028	10.85%	272.9	10.54%	270.9
Term Loan Facility	February 15, 2028	7.35%	61.8	7.01%	61.3
New Revolving Credit Facility	May 15, 2028	—%	—	7.38%	65.0
3.50% FLSO Senior Secured Notes	May 15, 2028	3.50%	318.6	3.50%	318.6
3.50% Senior Secured Notes	February 15, 2028	3.50%	43.9	3.50%	43.9
5.375% Senior Notes	December 1, 2028	5.375%	125.4	5.375%	125.4
Total principal amount outstanding			2,449.4		2,499.3
Unamortized debt issuance costs, debt premium, and debt discount			336.2		273.2
Total debt			2,785.6		2,772.5
Less: current portion of debt			(29.2)		(30.4)
Debt, excluding current portion			$2,756.4		$2,742.1
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

As of September 30, 2025, the contractual interest rate on the FLSO Term Loan Facility was 7.04%. We are required to make quarterly principal payments of $4.2 million. See Note 11, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the FLSO Term Loan Facility.

Affiliates of Apollo are FLSO Term Loan Facility lenders under the New First Lien Credit Agreement. As of September 30, 2025, the outstanding principal amount of the FLSO Term Loan Facility was $1,614.2 million, of which $79.9 million, or 4.9%, is due to Apollo affiliates.

On or after September 12, 2025, the New Borrower may prepay some or all of the FLSO Term Loan Facility, together with accrued and unpaid interest, without prepayment premium or penalty.

During the three and nine months ended September 30, 2024, the New Borrower repurchased and surrendered for cancellation $24.1 million and $43.4 million principal amount of the FLSO Term Loan Facility, respectively, for $11.2 million and $20.6 million, respectively. In connection with these repurchases, we recorded a gain, included in "Gain on debt extinguishment, net of debt modification costs", of $18.0 million and $32.1 million, respectively, in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2024, which includes $4.9 million and $9.0 million of unamortized debt issuance costs and debt premium write-offs, respectively.

The fair value of the FLSO Term Loan Facility as of September 30, 2025 was $722.4 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLSO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of September 30, 2025, the contractual interest rate on the FLFO Term Loan Facility was 10.54%. We are required to make quarterly principal payments of $0.7 million. See Note 11, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the FLFO Term Loan Facility.

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

The fair value of the FLFO Term Loan Facility as of September 30, 2025 was $275.6 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLFO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

During the nine months ended September 30, 2025, we borrowed $130.0 million and repaid $65.0 million on the New Revolving Credit Facility. As of September 30, 2025, we had total commitments of $375.0 million, $65.0 million of outstanding borrowings under the New Revolving Credit Facility, and $23.5 million of letters of credit issued thereunder. As such, as of September 30, 2025, we had $286.5 million of available commitments remaining.

As of September 30, 2025, we were in compliance with all covenants under the New Senior Facilities.

3.50% FLSO Senior Secured Notes due 2028

On March 12, 2024, the New Borrower issued $267.3 million initial aggregate principal amount of the 3.50% FLSO Senior Secured Notes. On April 2, 2024 and April 16, 2024, the New Borrower issued additional 3.50% FLSO Senior Secured Notes in an aggregate principal amount of $93.3 million and $3.6 million, respectively. The 3.50% FLSO Senior Secured Notes will mature on May 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on February 15 and August 15. The 3.50% FLSO Senior Secured Notes are not subject to registration rights.

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

During the nine months ended September 30, 2024, the New Borrower repurchased and surrendered for cancellation $45.7 million principal amount of the 3.50% FLSO Senior Secured Notes for $19.3 million, including accrued interest of $0.4 million. In connection with these repurchases, we recorded a gain, included in "Gain on debt extinguishment, net of debt modification costs", of $33.0 million, in our Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2024, which includes $6.3 million of unamortized debt issuance costs and debt premium write-offs.

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

As of September 30, 2025, we were in compliance with all covenants under the 3.50% FLSO Senior Secured Notes Indenture.

The fair value of the 3.50% FLSO Senior Secured Notes as of September 30, 2025 was $134.9 million based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% FLSO Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

Existing Debt Instruments

Senior Facilities

Our senior secured credit facilities include the Term Loan Facility and the prior Revolving Credit Facility (together, the "Senior Facilities").

On February 9, 2021, we amended and restated the credit agreement governing our Senior Facilities (the "First Lien Credit Agreement"), which included a seven-year $2,300.0 million senior secured first lien term loan facility due on February 15, 2028 and the prior $375.0 million Revolving Credit Facility.

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

As of September 30, 2025, the contractual interest rate on the Term Loan Facility was 7.01%. We are required to make quarterly principal payments of $0.2 million. See Note 11, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

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

As of September 30, 2025, we were in compliance with all covenants under the Senior Facilities.

The fair value of the Term Loan Facility as of September 30, 2025 was $19.9 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

3.50% Senior Secured Notes due 2028

On February 9, 2021, Rackspace Technology Global issued $550.0 million aggregate principal amount of the 3.50% Senior Secured Notes. The 3.50% Senior Secured Notes will mature on February 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on February 15 and August 15. The 3.50% Senior Secured Notes are not subject to registration rights.

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

As of September 30, 2025, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of September 30, 2025 was $10.9 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

5.375% Senior Notes due 2028

On December 1, 2020, Rackspace Technology Global issued $550.0 million aggregate principal amount of the 5.375% Senior Notes. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at an annual fixed rate of 5.375%. Interest is payable semiannually on June 1 and December 1. The 5.375% Senior Notes are not subject to registration rights.

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

In addition, during the nine months ended September 30, 2024, Rackspace Technology Global repurchased and surrendered for cancellation $2.9 million principal amount of 5.375% Senior Notes for $0.8 million. In connection with these repurchases, we recorded a gain, included in "Gain on debt extinguishment, net of debt modification costs", of $2.1 million, in our Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2024.

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

As of September 30, 2025, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of September 30, 2025 was $32.4 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

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

9. Share-Based Compensation

2020 Incentive Plan

During the nine months ended September 30, 2025, we granted 9.8 million restricted stock units (“RSUs”) under the Rackspace Technology, Inc. 2020 Equity Incentive Plan (the “2020 Incentive Plan”) with a weighted-average grant date fair value of $1.44. The majority of the RSUs were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service.

In addition, during the nine months ended September 30, 2025, we granted 30.2 million long-term incentive cash units (“LTIC units”) under the 2020 Incentive Plan. The awards were valued using a Monte Carlo simulation and as of September 30, 2025 the LTIC units had a weighted average fair value of $0.72. The LTIC units represent the target amount of grants, and the actual number of units awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on the performance of our common stock. The awards are eligible to vest in equal installments over three years based on the attainment of the market condition and the employee’s continued service through the vesting date. As the company intends to settle the LTIC units in cash, they were classified as liabilities within “Other current liabilities” and “Other non-current liabilities” in the Condensed Consolidated Balance Sheets.

In connection with the departure of our former chief executive officer, we accelerated vesting of all his unvested RSUs and performance stock units (“PSUs”) as outlined in the original employment agreement. In addition, all his unvested LTIC units vested and will be settled in cash per the separation agreement. This accelerated vesting of awards resulted in an increase in expense of $10.0 million during the three months ended September 30, 2025.

Employment Inducement Awards

On September 4, 2025, Rackspace registered 10.0 million shares of its common stock for 4.0 million and 6.0 million RSUs and stock options, respectively, granted to our new chief executive officer (collectively, the “Employment Inducement Awards”). The Employment Inducement Awards were granted pursuant to RSU and non-qualified stock option inducement award agreements, outside of the 2020 Incentive Plan. The grant date fair value was $1.30 and $0.93 for RSUs and stock options, respectively, and the Employment Inducement Awards vest ratably over a four-year period, subject to continued service.

Share-Based Compensation Expense

Total share-based compensation expense is comprised of the following equity and liability classified award amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2025	2024	2025
Equity classified awards	$11.8	$9.8	$37.8	$24.3
Liability classified awards	3.7	8.4	10.0	15.9
Total share-based compensation expense	$15.5	$18.2	$47.8	$40.2

Total share-based compensation expense recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2025	2024	2025
Cost of revenue	$2.0	$1.2	$5.9	$4.3
Selling, general and administrative expenses	13.5	17.0	41.9	35.9
Pre-tax share-based compensation expense	15.5	18.2	47.8	40.2
Less: Income tax benefit	(3.2)	(3.8)	(10.0)	(8.4)
Total share-based compensation expense, net of tax	$12.3	$14.4	$37.8	$31.8

As of September 30, 2025, there was $28.7 million of total unrecognized compensation cost related to RSUs, PSUs, stock options, and the ESPP, which will be recognized using the service period or over our best estimate of the period over which the performance condition will be met, as applicable. Additionally, as of September 30, 2025 there was $15.6 million of total unrecognized expense related to the LTIC awards, which will be recognized over the remaining service period. The expense ultimately recognized is dependent on the fair value of the award as of the end of the performance periods.

10. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three months ended September 30, 2025, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is nondeductible under Internal Revenue Code (“IRC”) Section 162(m), and the net impact of the geographic distribution of our earnings. For the nine months ended September 30, 2025, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is nondeductible under Internal Revenue Code (“IRC”) Section 162(m), the net impact of the geographic distribution of our earnings, and the tax effects from nondeductible share-based compensation.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA legislation includes changes to U.S federal tax law, including modifications to bonus depreciation, modifications to interest expense limitations, and an available election for the full expensing of domestic research expenditures, which may be subject to further clarification and the issuance of interpretive guidance. Our income tax provision for the three and nine months ended September 30, 2025 reflects these changes which have no material net impact to tax expense.

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

The new pay-fixed interest rate swap also qualifies as a hybrid instrument in accordance with ASC No. 815, Derivatives and Hedging, consisting of a loan and an embedded at-market derivative that was designated as a cash flow hedge. The loan is accounted for at amortized cost over the life of the swap while the embedded at-market derivative is accounted for at fair value. The $1.35 billion swap was originally indexed to three-month LIBOR and net settled on a quarterly basis with the counterparty for the difference between the fixed rate of 2.3820% and the variable rate based upon three-month LIBOR (subject to a floor of 0.75%) as applied to the notional amount of the swap. In connection with the transactions discussed above, no cash was exchanged between us and the counterparty. The liability of the terminated interest rate swaps as well as the inception value of the receive-fixed interest rate swap was blended into the new pay-fixed interest rate swap. The cash flows related to the portion treated as debt is classified as financing activities in the Condensed Consolidated Statements of Cash Flows while the portion treated as an at-market derivative is classified as operating activities.

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

As of December 31, 2024 and September 30, 2025, the cash flow hedge was highly effective.

The key terms of our remaining interest rate swap are presented below:

Effective Date	Fixed Rate Paid	December 31, 2024		September 30, 2025
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

February 9, 2021	2.34150% (1)	1,350.0	Active	1,350.0	Active	February 9, 2026
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

Fair Values of Derivatives on the Condensed Consolidated Balance Sheets

The fair values of our derivatives and their location on the Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2025 were as follows:

		December 31, 2024		September 30, 2025
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$39.6	$—	$14.3	$—
Interest rate swaps	Other non-current assets	6.6	—	—	—
Interest rate swaps	Other current liabilities (1)	—	17.3	—	7.3
Interest rate swaps	Other non-current liabilities (1)	—	3.0	—	—
Total		$46.2	$20.3	$14.3	$7.3
(1)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2024			September 30, 2025
(In millions)	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$46.2	$(20.3)	$25.9	$14.3	$(7.3)	$7.0

Liabilities
Interest rate swaps	$20.3	$(20.3)	$—	$7.3	$(7.3)	$—

Effect of Derivatives on the Condensed Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2024 and 2025 was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2024	2025	2024	2025
Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$14.9	$11.6	$44.7	$34.4

Interest expense was $18.0 million and $21.2 million for the three months ended September 30, 2024 and 2025, respectively, and $80.1 million and $61.9 million for the nine months ended September 30, 2024 and 2025, respectively. As of September 30, 2025, the amount of cash flow hedge gain included within "Accumulated other comprehensive income" that is expected to be reclassified as a reduction to "Interest expense" over the next 12 months is approximately $14.3 million. See Note 12, "Accumulated Other Comprehensive Income," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of September 30, 2025, our outstanding interest rate swap agreement was in a net asset position.

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

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at June 30, 2025	$2.8	$18.5	$21.3
Foreign currency translation adjustments, net of tax benefit of $0.2	(1.5)	—	(1.5)
Unrealized gain on derivative contracts, net of tax expense of $0.1	—	0.5	0.5
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $2.9 (1)	—	(8.7)	(8.7)
Balance at September 30, 2025	$1.3	$10.3	$11.6
(1)    Includes a reduction to interest expense recognized of $11.6 million related to the cash flow hedge gain for the three months ended September 30, 2025.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2024	$(10.2)	$34.3	$24.1
Foreign currency translation adjustments, net of tax expense of $1.5	11.5	—	11.5
Unrealized gain on derivative contracts, net of tax expense of $0.6	—	1.9	1.9
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $8.5 (1)	—	(25.9)	(25.9)
Balance at September 30, 2025	$1.3	$10.3	$11.6
(1)    Includes a reduction to interest expense recognized of $34.4 million related to the cash flow hedge gain for the nine months ended September 30, 2025.

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

Our segments are based upon a number of factors, including, the basis for our budgets and forecasts, organizational and management structure and the financial information regularly provided to our Chief Operating Decision Maker (“CODM”), who we have determined to be our Chief Executive Officer. Our Board of Directors appointed a new chief executive officer, effective September 3, 2025, who immediately assumed the CODM responsibilities. The CODM is responsible for making key operating and strategic decisions to assess performance for each segment. We assess financial performance of our segments on the basis of revenue and segment operating profit. The CODM utilizes both revenue and segment operating profit or loss before interest and income taxes to allocate resources and assesses performance of each segment by comparing actual revenue and operating profit or loss results, respectively, to historical results and previously forecasted financial information. Segment operating profit includes expenses directly attributable to running the respective segments' business. This excludes any corporate overhead expenses. We have centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources. Corporate function costs that are not allocated to the segments are included in the row labeled "Corporate functions" in the table below.

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

The table below presents revenue and segment operating profit by reportable segment and a reconciliation of consolidated segment operating profit to consolidated loss before income taxes for the three and nine months ended September 30, 2024 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2025	2024	2025
Public Cloud
Revenue	$418.3	$421.6	$1,265.6	$1,253.8
Third party infrastructure (1)	(322.5)	(329.0)	(988.1)	(979.7)
Other cost of revenue (2)	(52.6)	(54.1)	(156.7)	(156.2)
Other segment items (3)	(27.8)	(24.5)	(86.5)	(70.4)
Segment operating profit	$15.4	$14.0	$34.3	$47.5

Private Cloud
Revenue	$257.5	$249.6	$785.9	$749.1
Cost of revenue	(158.2)	(154.6)	(485.3)	(469.5)
Other segment items (3)	(25.4)	(27.8)	(86.8)	(89.9)
Segment operating profit	$73.9	$67.2	$213.8	$189.7

Total Consolidated
Revenue	$675.8	$671.2	$2,051.5	$2,002.9
Segment operating profit	$89.3	$81.2	$248.1	$237.2

Corporate functions	(57.1)	(49.2)	(181.6)	(152.3)
Share-based compensation expense	(15.5)	(18.2)	(47.8)	(40.2)
Transaction-related adjustments, net (4)	(1.8)	(0.2)	(4.4)	(2.1)
Restructuring and transformation expenses (5)	(9.4)	(10.0)	(44.8)	(27.5)
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	1.2	—	1.1	—
Amortization of intangible assets (6)	(38.7)	(37.5)	(116.0)	(112.5)
Impairment of goodwill	(141.7)	—	(714.9)	—
Impairment of assets, net	—	—	(20.0)	—
Interest expense	(18.0)	(21.2)	(80.1)	(61.9)
Gain on investments, net	0.1	0.1	0.2	0.3
Gain on debt extinguishment, net of debt modification costs	18.0	—	147.2	—
Other expense, net	(1.0)	(4.0)	(11.8)	(13.2)
Total consolidated loss before income taxes	$(174.6)	$(59.0)	$(824.8)	$(172.2)

(1)	Represents usage charges from public cloud infrastructure providers.
(2)	Other cost of revenue excludes third party infrastructure expenses and is comprised of certain license costs, labor, and other designated expenses.
(3)	Other segment items for each segment include directly allocable research and development expenses, sales and marketing expenses, and certain other general and administrative expenses.
(4)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
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

The table below presents depreciation expense included in segment operating profit above for the three and nine months ended September 30, 2024 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2025	2024	2025
Public Cloud	$1.8	$1.7	$5.3	$5.1
Private Cloud	28.6	30.6	85.6	90.9
Corporate functions	3.9	5.3	15.1	15.5
Total depreciation expense	$34.3	$37.6	$106.0	$111.5

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

Overview

We are a leading end-to-end hybrid cloud and AI solutions company. We design, build and operate our customers' cloud environments across all major technology platforms, irrespective of technology stack or deployment model. We partner with our customers at every stage of their cloud journey, enabling them to modernize applications, build new products, and adopt innovative technologies.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2025

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended September 30,				Year-Over-Year Comparison
	2024		2025
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$675.8	100.0%	$671.2	100.0%	$(4.6)	(0.7)%
Cost of revenue	(538.3)	(79.6)%	(541.3)	(80.6)%	(3.0)	0.6%
Gross profit	137.5	20.4%	129.9	19.4%	(7.6)	(5.5)%
Selling, general and administrative expenses	(169.5)	(25.1)%	(163.8)	(24.4)%	5.7	(3.4)%
Impairment of goodwill	(141.7)	(21.0)%	—	—%	141.7	(100.0)%
Loss from operations	(173.7)	(25.7)%	(33.9)	(5.1)%	139.8	(80.5)%
Other income (expense):
Interest expense	(18.0)	(2.7)%	(21.2)	(3.2)%	(3.2)	17.8%
Gain on investments, net	0.1	0.0%	0.1	0.0%	—	—%
Gain on debt extinguishment, net of debt modification costs	18.0	2.7%	—	—%	(18.0)	(100.0)%
Other expense, net	(1.0)	(0.2)%	(4.0)	(0.6)%	(3.0)	NM
Total other income (expense)	(0.9)	(0.1)%	(25.1)	(3.7)%	(24.2)	NM
Loss before income taxes	(174.6)	(25.8)%	(59.0)	(8.8)%	115.6	(66.2)%
Provision for income taxes	(12.0)	(1.8)%	(8.1)	(1.2)%	3.9	(32.5)%
Net loss	$(186.6)	(27.6)%	$(67.1)	(10.0)%	$119.5	(64.0)%
NM = not meaningful.

Revenue

Revenue decreased $5 million, or 0.7%, to $671 million in the three months ended September 30, 2025 from $676 million in the three months ended September 30, 2024. Revenue declined primarily due to a decrease in Private Cloud revenue, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue decreased 1.2% year-over-year. The following table presents revenue by segment:

	Three Months Ended September 30,		% Change
(In millions, except %)	2024	2025	Actual	Constant Currency (a)
Public Cloud	$418.3	$421.6	0.8%	0.6%
Private Cloud	257.5	249.6	(3.1)%	(4.0)%
Total	$675.8	$671.2	(0.7)%	(1.2)%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the three months ended September 30, 2025 increased 0.8% on an actual basis and 0.6% on a constant currency basis, from the three months ended September 30, 2024. The increase was driven by higher services revenue and increased infrastructure volumes.

Private Cloud revenue in the three months ended September 30, 2025 decreased 3.1% on an actual basis and 4.0% on a constant currency basis, from the three months ended September 30, 2024, reflecting customer transitions off legacy platforms, partially offset by revenue from new bookings, including revenue related to certain customer contracts that include embedded sales-type lease arrangements for hardware.

Cost of Revenue

Cost of revenue increased $3 million, or 1%, to $541 million in the three months ended September 30, 2025 from $538 million in the three months ended September 30, 2024. The primary drivers of the increase include higher usage charges for third-party infrastructure, higher expense for hardware mainly related to certain customer contracts that include embedded sales-type lease arrangements, and depreciation expense. These increases were partially offset by a reduction in data center expense as a result of continued optimization initiatives and lower license expense, due to a reduction in usage between periods. Personnel costs decreased slightly between periods primarily driven by a reduction in non-equity incentive compensation.

As a percentage of revenue, cost of revenue increased 100 basis points in the three months ended September 30, 2025 to 80.6% from 79.6% in the three months ended September 30, 2024 for the reasons discussed above.

Gross Profit

Our gross profit was $130 million in the three months ended September 30, 2025, a decrease of $8 million from $138 million in the three months ended September 30, 2024. Our gross margin was 19.4% in the three months ended September 30, 2025, a decrease of 100 basis points from 20.4% in the three months ended September 30, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $6 million, or 3%, to $164 million in the three months ended September 30, 2025 from $170 million in the three months ended September 30, 2024. Declining personnel costs had the largest impact due to a reduction in headcount between periods and a decrease in non-equity incentive compensation. Severance and share-based compensation expense, included in overall personnel costs, increased between periods largely driven by the departure of our former chief executive officer in the three months ended September 30, 2025. The prior period included additional insurance recovery proceeds related to the Hosted Exchange incident which resulted in an increase in expense year-over-year.

As a percentage of revenue, selling, general and administrative expenses decreased 70 basis points, to 24.4% in the three months ended September 30, 2025 from 25.1% in the three months ended September 30, 2024 primarily due to personnel costs, as discussed above.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $34 million in the three months ended September 30, 2025 compared to $174 million in the three months ended September 30, 2024. Our Non-GAAP Operating Profit was $32 million in both the three months ended September 30, 2025 and September 30, 2024. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Three Months Ended September 30,
(In millions)	2024	2025
Loss from operations	$(173.7)	$(33.9)
Share-based compensation expense	15.5	18.2
Transaction-related adjustments, net (a)	1.8	0.2
Restructuring and transformation expenses (b)	9.4	10.0
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	(1.2)	—
Impairment of goodwill	141.7	—
Amortization of intangible assets (c)	38.7	37.5
Non-GAAP Operating Profit	$32.2	$32.0

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
(b)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock.

(c)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Three Months Ended September 30,				Year-Over-Year Comparison
(In millions, except %)	2024		2025
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$15.4	3.7%	$14.0	3.3%	$(1.4)	(9.1)%
Private Cloud	73.9	28.7%	67.2	26.9%	(6.7)	(9.1)%
Corporate functions	(57.1)		(49.2)		7.9	(13.8)%
Non-GAAP Operating Profit	$32.2		$32.0		$(0.2)	(0.6)%

Public Cloud operating profit decreased 9% in the three months ended September 30, 2025 from the three months ended September 30, 2024. Segment operating profit as a percentage of segment revenue decreased by 40 basis points, reflecting a 1% increase in segment operating expenses, offset by a 1% increase in segment revenue.

Private Cloud operating profit decreased 9% in the three months ended September 30, 2025 from the three months ended September 30, 2024. Segment operating profit as a percentage of segment revenue decreased by 180 basis points due to a 3% decrease in segment revenue, partially offset by a 1% decrease in segment operating expenses.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 14% in the three months ended September 30, 2025 from the three months ended September 30, 2024 due to our continued focus on cost management.

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

There was no such impairment in the three months ended September 30, 2025.

Interest Expense

Interest expense increased $3 million, or 18%, to $21 million in the three months ended September 30, 2025 from $18 million in the three months ended September 30, 2024 primarily due to borrowings on the New Revolving Credit Facility in 2025.

Gain on Debt Extinguishment, Net of Debt Modification Costs

We recorded an $18 million gain on debt extinguishment in the three months ended September 30, 2024 related to repurchases of $24 million principal amount of the FLSO Term Loan Facility.

For more information, see Item 1 of Part I, Financial Statements - Note 7, "Debt."

Other Expense, Net

The increase in other expense, net to $4 million in the three months ended September 30, 2025 from $1 million in the three months ended September 30, 2024 is primarily due to foreign currency transaction losses.

Provision for Income Taxes

Our income tax expense was $8 million in the three months ended September 30, 2025 compared to $12 million in the three months ended September 30, 2024. Our effective tax rate decreased to (13.6)% in the three months ended September 30, 2025 from (6.8)% in the three months ended September 30, 2024. The decrease in the effective tax rate year-over-year is primarily due to the tax impact associated with changes in valuation allowance, the net impact of the geographic distribution of our earnings, the tax impact associated with the goodwill impairment recorded in September 2024, the majority of which was nondeductible for income tax purposes, executive compensation that is non-deductible under Internal Revenue Code (“IRC”) Section 162(m), and the tax impact of the March 2024 Refinancing Transactions. The difference between the effective tax rate and the statutory rate for the three months ended September 30, 2025 is primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is non-deductible under IRC Section 162(m), and the net impact of the geographic distribution of our earnings.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2025

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Nine Months Ended September 30,				Year-Over-Year Comparison
	2024		2025
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$2,051.5	100.0%	$2,002.9	100.0%	$(48.6)	(2.4)%
Cost of revenue	(1,649.8)	(80.4)%	(1,616.9)	(80.7)%	32.9	(2.0)%
Gross profit	401.7	19.6%	386.0	19.3%	(15.7)	(3.9)%
Selling, general and administrative expenses	(547.1)	(26.7)%	(483.4)	(24.1)%	63.7	(11.6)%
Impairment of goodwill	(714.9)	(34.8)%	—	—%	714.9	(100.0)%
Impairment of assets, net	(20.0)	(1.0)%	—	—%	20.0	(100.0)%
Loss from operations	(880.3)	(42.9)%	(97.4)	(4.9)%	782.9	(88.9)%
Other income (expense):
Interest expense	(80.1)	(3.9)%	(61.9)	(3.1)%	18.2	(22.7)%
Gain on investments, net	0.2	0.0%	0.3	0.0%	0.1	50.0%
Gain on debt extinguishment, net of debt modification costs	147.2	7.2%	—	—%	(147.2)	(100.0)%
Other expense, net	(11.8)	(0.6)%	(13.2)	(0.7)%	(1.4)	11.9%
Total other income (expense)	55.5	2.7%	(74.8)	(3.7)%	(130.3)	NM
Loss before income taxes	(824.8)	(40.2)%	(172.2)	(8.6)%	652.6	(79.1)%
Benefit (provision) for income taxes	22.6	1.1%	(20.9)	(1.0)%	(43.5)	NM
Net loss	$(802.2)	(39.1)%	$(193.1)	(9.6)%	$609.1	(75.9)%
NM = not meaningful.

Revenue

Revenue decreased $49 million, or 2.4%, to $2,003 million in the nine months ended September 30, 2025 from $2,052 million in the nine months ended September 30, 2024. Revenue declined due to decreases in both Private Cloud and Public Cloud revenue, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue decreased 2.6% year-over-year. The following table presents revenue by segment:

	Nine Months Ended September 30,		% Change
(In millions, except %)	2024	2025	Actual	Constant Currency (a)
Public Cloud	$1,265.6	$1,253.8	(0.9)%	(1.0)%
Private Cloud	785.9	749.1	(4.7)%	(5.2)%
Total	$2,051.5	$2,002.9	(2.4)%	(2.6)%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the nine months ended September 30, 2025 decreased 0.9% on an actual basis and 1.0% on a constant currency basis, from the nine months ended September 30, 2024. The decline was mainly due to lower infrastructure volumes and a reduction in services revenue.

Private Cloud revenue in the nine months ended September 30, 2025 decreased 4.7% on an actual basis and 5.2% on a constant currency basis, from the nine months ended September 30, 2024, reflecting customer transitions off legacy platforms, partially offset by revenue from new bookings, including revenue related to certain customer contracts that include embedded sales-type lease arrangements for hardware.

Cost of Revenue

Cost of revenue decreased $33 million, or 2%, to $1,617 million in the nine months ended September 30, 2025 from $1,650 million in the nine months ended September 30, 2024. The largest drivers of the decrease were a reduction in license expense, due to decreased usage between periods, and a reduction in data center expense as a result of continued optimization initiatives. Also contributing to the overall decrease in cost of revenue was a decline in personnel costs, driven by a reduction in headcount between periods. Usage charges for third-party infrastructure also declined year-over-year, consistent with the decrease in revenue. Theses decreases were partially offset by higher expense for hardware mainly related to certain customer contracts that include embedded sales-type lease arrangements.

As a percentage of revenue, cost of revenue increased 30 basis points in the nine months ended September 30, 2025 to 80.7% from 80.4% in the nine months ended September 30, 2024 as the decline in revenue slightly outpaced the reduction in expense.

Gross Profit

Our gross profit was $386 million in the nine months ended September 30, 2025, a decrease of $16 million from $402 million in the nine months ended September 30, 2024. Our gross margin was 19.3% in the nine months ended September 30, 2025, a decrease of 30 basis points from 19.6% in the nine months ended September 30, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $64 million, or 12%, to $483 million in the nine months ended September 30, 2025 from $547 million in the nine months ended September 30, 2024, primarily due to a reduction in personnel costs. The decrease in personnel costs was largely due to a decline in headcount between periods and a reduction in share-based compensation and non-equity incentive compensation, partially offset by an increase in severance expense. Also driving the overall decrease in selling, general and administrative expenses was a $9 million early termination fee associated with the sale of our corporate headquarters in the first quarter of 2024 and a decrease in other business optimization related expenses between periods. Insurance recovery proceeds related to the Hosted Exchange incident received in the prior period partially offset the overall reduction in selling, general and administrative expenses year-over-year.

As a percentage of revenue, selling, general and administrative expenses decreased 260 basis points, to 24.1% in the nine months ended September 30, 2025 from 26.7% in the nine months ended September 30, 2024 for the reasons discussed above.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $97 million in the nine months ended September 30, 2025 compared to $880 million in the nine months ended September 30, 2024. Our Non-GAAP Operating Profit was $85 million in the nine months ended September 30, 2025, an increase of $18 million from $67 million in the nine months ended September 30, 2024. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Nine Months Ended September 30,
(In millions)	2024	2025
Loss from operations	$(880.3)	$(97.4)
Share-based compensation expense	47.8	40.2
Transaction-related adjustments, net (a)	4.4	2.1
Restructuring and transformation expenses (b)	44.8	27.5
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	(1.1)	—
Impairment of goodwill	714.9	—
Impairment of assets, net	20.0	—
Amortization of intangible assets (c)	116.0	112.5
Non-GAAP Operating Profit	$66.5	$84.9

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
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

(c)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Nine Months Ended September 30,				Year-Over-Year Comparison
(In millions, except %)	2024		2025
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$34.3	2.7%	$47.5	3.8%	$13.2	38.5%
Private Cloud	213.8	27.2%	189.7	25.3%	(24.1)	(11.3)%
Corporate functions	(181.6)		(152.3)		29.3	(16.1)%
Non-GAAP Operating Profit	$66.5		$84.9		$18.4	27.7%

Public Cloud operating profit increased 38% in the nine months ended September 30, 2025 from the nine months ended September 30, 2024. Segment operating profit as a percentage of segment revenue increased by 110 basis points, reflecting a 2% decrease in segment operating expenses, partially offset by a 1% decrease in segment revenue. The decrease in expenses was mainly driven by operational improvements and cost optimization initiatives executed during 2024.

Private Cloud operating profit decreased 11% in the nine months ended September 30, 2025 from the nine months ended September 30, 2024. Segment operating profit as a percentage of segment revenue decreased by 190 basis points, due to a 5% decrease in segment revenue, partially offset by a 2% decrease in segment operating expenses. The decrease in expenses was mainly driven by cost optimization activities executed throughout 2024.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 16% in the nine months ended September 30, 2025 from the nine months ended September 30, 2024 due to our continued focus on cost management.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting."

Impairment of Goodwill

We recorded a total of $715 million in non-cash goodwill impairment charges in the nine months ended September 30, 2024.

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

There was no such impairment in the nine months ended September 30, 2025.

Impairment of Assets, Net

We evaluated our indefinite-lived intangible asset for impairment as of February 29, 2024. As a result of this evaluation, we recorded a $20 million impairment of our indefinite-lived intangible asset in the nine months ended September 30, 2024.

There was no such impairment in the nine months ended September 30, 2025.

Interest Expense

Interest expense decreased $18 million, or 23%, to $62 million in the nine months ended September 30, 2025 from $80 million in the nine months ended September 30, 2024, primarily due to the accounting for contractual interest payments on debt instruments entered into as part of the March 2024 Refinancing Transactions, portions of which are recorded as a reduction of related premiums and not as interest expense, which reduces interest expense relative to contractual interest cost.

Gain on Debt Extinguishment, Net of Debt Modification Costs

We recorded an $80 million gain on debt extinguishment, net of debt modification costs in the nine months ended September 30, 2024 related to the March 2024 Refinancing Transactions. In addition, we recorded $67 million total gain on debt extinguishment related to repurchases of an aggregate $92 million principal amount of 3.50% FLSO Senior Secured Notes, FLSO Term Loan Facility, and 5.375% Senior Notes during the nine months ended September 30, 2024.

For more information, see Item 1 of Part I, Financial Statements - Note 7, "Debt."

Other Expense, Net

The increase in other expense, net to $13 million in the nine months ended September 30, 2025 from $12 million in the nine months ended September 30, 2024 is primarily due to foreign currency transaction losses.

Benefit (Provision) for Income Taxes

Our income tax expense was $21 million in the nine months ended September 30, 2025 compared to $23 million income tax benefit in the nine months ended September 30, 2024. Our effective tax rate decreased to (12.1)% in the nine months ended September 30, 2025 from 2.8% in the nine months ended September 30, 2024. The decrease in the effective tax rate year-over-year is primarily due to the tax impact associated with changes in the valuation allowance, geographic distribution of profits, the tax impact associated with goodwill impairments recorded in both the first and third quarters of 2024, the majority of which were nondeductible for income tax purposes, and the income tax benefit related to the March 2024 Refinancing Transactions. The difference between the effective tax rate and the statutory rate for the nine months ended September 30, 2025 is primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is non-deductible under IRC Section 162(m), the net impact of the geographic distribution of our earnings, and tax effects from non-deductible share-based compensation.

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

The following tables present, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2025			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$418.3	$421.6	$(1.0)	$420.6	0.8%	0.6%
Private Cloud	257.5	249.6	(2.3)	247.3	(3.1)%	(4.0)%
Total	$675.8	$671.2	$(3.3)	$667.9	(0.7)%	(1.2)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2025			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$1,265.6	$1,253.8	$(0.7)	$1,253.1	(0.9)%	(1.0)%
Private Cloud	785.9	749.1	(3.7)	745.4	(4.7)%	(5.2)%
Total	$2,051.5	$2,002.9	$(4.4)	$1,998.5	(2.4)%	(2.6)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

Non-GAAP Gross Profit

We present Non-GAAP Gross Profit in this MD&A because we believe the measure is useful in analyzing trends in our underlying, recurring gross margins. We define Non-GAAP Gross Profit as gross profit, adjusted to exclude the impact of share-based compensation expense, purchase accounting-related effects, and certain business transformation-related costs.

The table below presents a reconciliation of gross profit to Non-GAAP Gross Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2025	2024	2025
Gross profit	$137.5	$129.9	$401.7	$386.0
Share-based compensation expense	2.0	1.2	5.9	4.3
Purchase accounting impact on expense (a)	0.3	0.2	1.5	0.6
Restructuring and transformation expenses (b)	2.7	2.3	12.3	6.7
Non-GAAP Gross Profit	$142.5	$133.6	$421.4	$397.6

(a)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
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

The following tables present a reconciliation of Non-GAAP Net Loss and Adjusted EBITDA to the most directly comparable GAAP financial measures. For a reconciliation of loss from operations to Non-GAAP Operating Profit, see "Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit" in the year-over-year comparison under "Results of Operations" above.

Net loss reconciliation to Non-GAAP Net Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2025	2024	2025
Net loss	$(186.6)	$(67.1)	$(802.2)	$(193.1)
Share-based compensation expense	15.5	18.2	47.8	40.2
Transaction-related adjustments, net (a)	1.8	0.2	4.4	2.1
Restructuring and transformation expenses (b)	9.4	10.0	44.8	27.5
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	(1.2)	—	(1.1)	—
Impairment of goodwill	141.7	—	714.9	—
Impairment of assets, net	—	—	20.0	—
Net gain on divestiture and investments (c)	(0.1)	(0.1)	(0.2)	(0.3)
Gain on debt extinguishment, net of debt modification costs	(18.0)	—	(147.2)	—
Interest expense impact from the March 2024 Refinancing Transactions (d)	(25.0)	(21.1)	(50.6)	(63.2)
Other adjustments (e)	(4.3)	(1.2)	(3.8)	(2.3)
Amortization of intangible assets (f)	38.7	37.5	116.0	112.5
Tax effect of non-GAAP adjustments (g)	16.1	12.1	(1.9)	35.4
Non-GAAP Net Loss	$(12.0)	$(11.5)	$(59.1)	$(41.2)

Net loss reconciliation to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2025	2024	2025
Net loss	$(186.6)	$(67.1)	$(802.2)	$(193.1)
Share-based compensation expense	15.5	18.2	47.8	40.2
Transaction-related adjustments, net (a)	1.8	0.2	4.4	2.1
Restructuring and transformation expenses (b)	9.4	10.0	44.8	27.5
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	(1.2)	—	(1.1)	—
Impairment of goodwill	141.7	—	714.9	—
Impairment of assets, net	—	—	20.0	—
Net gain on divestiture and investments (c)	(0.1)	(0.1)	(0.2)	(0.3)
Gain on debt extinguishment, net of debt modification costs	(18.0)	—	(147.2)	—
Other expense, net (h)	1.0	4.0	11.8	13.2
Interest expense	18.0	21.2	80.1	61.9
Provision (benefit) for income taxes	12.0	8.1	(22.6)	20.9
Depreciation and amortization (i)	72.3	74.8	220.6	222.6
Adjusted EBITDA	$65.8	$69.3	$171.1	$195.0

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2025	2024	2025
Net loss attributable to common stockholders	$(186.6)	$(67.1)	$(802.2)	$(193.1)
Non-GAAP Net Loss	$(12.0)	$(11.5)	$(59.1)	$(41.2)

Weighted average number of shares - Diluted	226.4	240.4	223.6	236.8
Effect of dilutive securities (a)	9.4	1.8	9.3	6.5
Non-GAAP weighted average number of shares - Diluted	235.8	242.2	232.9	243.3

Net loss per share - Diluted	$(0.82)	$(0.28)	$(3.59)	$(0.82)
Per share impacts of adjustments to net loss (b)	0.77	0.23	3.32	0.64
Per share impacts of shares after adjustments to net loss (a)	0.00	0.00	0.02	0.01
Non-GAAP Loss Per Share	$(0.05)	$(0.05)	$(0.25)	$(0.17)

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

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the New Revolving Credit Facility. As of September 30, 2025, the New Revolving Credit Facility provided for up to $375 million of borrowings, $65 million of which was drawn and outstanding as of September 30, 2025. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

At September 30, 2025, we held $100 million in cash and cash equivalents (not including $2 million in restricted cash, which is included in "Other non-current assets"), of which $81 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $42 million outstanding with respect to these arrangements as of September 30, 2025. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $462 million outstanding with respect to operating and finance lease agreements as of September 30, 2025. We may choose to utilize such leasing arrangements in future periods.

As of September 30, 2025, we had $2,434 million aggregate principal amount outstanding under the FLSO Term Loan Facility, the FLFO Term Loan Facility, the Term Loan Facility, 3.50% FLSO Senior Secured Notes, 5.375% Senior Notes, and 3.50% Senior Secured Notes. The New Revolving Credit Facility provides for up to $375 million of borrowings, $65 million of which was drawn and outstanding as of September 30, 2025. Our liquidity requirements are significant, primarily due to debt service requirements.

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

As of September 30, 2025, the contractual interest rate on the FLSO Term Loan Facility was 7.04%. We are required to make quarterly principal payments of $4 million.

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

As of September 30, 2025, $1,614 million in aggregate principal amount of the FLSO Term Loan Facility remained outstanding.

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

As of September 30, 2025, the contractual interest rate on the FLFO Term Loan Facility was 10.54%. We are required to make quarterly principal payments of $0.7 million.

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

As of September 30, 2025, $271 million aggregate principal amount of the FLFO Term Loan Facility remained outstanding.

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

As of September 30, 2025, we had total commitments of $375 million, $65 million of outstanding borrowings under the New Revolving Credit Facility, and $24 million of letters of credit issued thereunder. As such, as of September 30, 2025, we had $286 million of available commitments remaining.

3.50% FLSO Senior Secured Notes due 2028

On March 12, 2024, Rackspace Finance issued $267 million initial aggregate principal amount of 3.50% FLSO Senior Secured Notes. The 3.50% FLSO Senior Secured Notes will mature on May 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on February 15 and August 15.

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

As of September 30, 2025, $319 million aggregate principal amount of the 3.50% FLSO Senior Secured Notes were outstanding.

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

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for SOFR loans and at the end of every calendar quarter for base rate loans. As of September 30, 2025, the contractual interest rate on the Term Loan Facility was 7.01%. We are required to make quarterly amortization payments of $0.2 million. The Revolving Credit Facility included a commitment fee equal to 0.50% per annum in respect of the unused commitments that was due quarterly. This fee was subject to one step-down based on the net first lien leverage ratio. The Senior Facilities require us to make certain mandatory prepayments under certain conditions defined in the First Lien Credit Agreement.

As of September 30, 2025, $61 million aggregate principal amount of the Term Loan Facility remained outstanding and the prior Revolving Credit Facility was replaced in full by the New Revolving Credit Facility. See Item 1 of Part I, Financial Statements - Note 7, “Debt,” for more information regarding our Senior Facilities.

We have entered into interest rate swap agreements to manage the interest rate risk associated with interest payments on the Term Loan Facility that result from fluctuations in Term SOFR. See Item 1 of Part I, Financial Statements - Note 11, "Derivatives," for more information on the interest rate swap agreements.

3.50% Senior Secured Notes due 2028

On February 9, 2021, Rackspace Technology Global issued $550 million aggregate principal amount of 3.50% Senior Secured Notes. The 3.50% Senior Secured Notes will mature on February 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on February 15 and August 15.

As of September 30, 2025, $44 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

5.375% Senior Notes due 2028

Rackspace Technology Global issued $550 million aggregate principal amount of the 5.375% Senior Notes on December 1, 2020. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at a fixed rate of 5.375% per year, payable semi-annually on June 1 and December 1. The 5.375% Senior Notes are guaranteed on a senior unsecured basis by all of Rackspace Technology Global's wholly-owned domestic restricted subsidiaries that guarantee the Senior Facilities.

As of September 30, 2025, $125 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

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

As of September 30, 2025, we were in compliance with all covenants under the New Senior Facilities, the Senior Facilities and the Indentures.

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

As of September 30, 2025, the New Credit Group had total assets of $2,831 million and total liabilities of $3,796 million, which included total debt of $2,543 million. The financial information for the New Credit Group differs from the financial information for the company and its consolidated subsidiaries primarily because Rackspace Technology Global has (i) debt that is not guaranteed by the New Credit Group, which debt was $229 million as of September 30, 2025, and (ii) Rackspace Technology Global is the party to the interest rate swap which had a net asset value of $7 million as of September 30, 2025.

Capital Expenditures

The following table sets forth a summary of our total capital expenditures for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2024	2025
Customer gear	$75.1	$52.0
Data center build outs	0.6	6.0
Office build outs	0.3	—
Capitalized software and other projects	33.4	33.6
Total capital expenditures	$109.4	$91.6

Capital expenditures were $92 million in the nine months ended September 30, 2025, compared to $109 million in the nine months ended September 30, 2024, a decrease of $18 million. The decrease in capital expenditures was driven by an internal focus on optimizing current inventory of assets, purchases of gear during the first half of 2024 to support several large healthcare deals, and lower capital requirements on recent deals.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2024	2025
Cash provided by (used in) operating activities	$(14.4)	$91.7
Cash used in investing activities	$(68.9)	$(55.4)
Cash provided by (used in) financing activities	$43.0	$(84.6)

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

Net cash provided by operating activities was $92 million in the nine months ended September 30, 2025 compared to $14 million of net cash used in operating activities in the nine months ended September 30, 2024. The increase in operating cash between periods was primarily driven by a decrease of $49 million of cash paid for operating expenses in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Additionally, there was an increase in cash proceeds related to accounts receivable sold of $22 million in the nine months ended September 30, 2025 compared to a decrease of $5 million in the nine months ended September 30, 2024. Lastly, in the nine months ended September 30, 2024, $32 million in third party fees were paid in connection with the March 2024 Refinancing Transactions and a $9 million early termination fee associated with the sale of our corporate headquarters was paid. There were no similar one time fees paid in the nine months ended September 30, 2025. These increases in cash from operating activities were partially offset by a reduction in cash receipts from customers between periods.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities decreased $14 million, or 20%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a $34 million reduction in cash purchases of property, equipment, and software between periods, partially offset by $17 million of net proceeds received in the nine months ended September 30, 2024 from the March 2024 sale of our corporate headquarters facility.

Cash Provided by (Used in) Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities was $85 million in the nine months ended September 30, 2025 compared to $43 million of net cash provided by financing activities in the nine months ended September 30, 2024. The change was primarily driven by $275 million of proceeds received in the nine months ended September 30, 2024 from the FLFO Term Loan Facility as part of the March 2024 Refinancing Transactions compared to $130 million of debt proceeds in the current period from borrowings on the New Revolving Credit Facility. Also contributing to the change was an increase in debt repayments of $5 million and principal payments of financing obligations of $3 million between periods. This activity was partially offset by $22 million of payments in the nine months ended September 30, 2024 related to debt extinguishment costs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities and New Senior Facilities, which includes our $375 million New Revolving Credit Facility and $1,946 million outstanding under the Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility. As of September 30, 2025, there was $65 million of outstanding borrowings under the New Revolving Credit Facility. As of September 30, 2025, assuming the New Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities and New Senior Facilities.

Our Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility bear interest at an annual rate equal to an applicable margin plus one-month Term SOFR, subject to a 0.75% floor. We have entered into an interest rate swap agreement indexed to one-month Term SOFR (subject to a floor of 0.75%) in order to manage our risk from fluctuations in one-month Term SOFR above the 0.75% floor.

The key terms of the swap outstanding as of September 30, 2025 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
February 2021	February 9, 2021	$1,350.0	2.34150%	February 9, 2026

See Item 1 of Part I, Financial Statements - Note 11, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See "Constant Currency Revenue." While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the nine months ended September 30, 2025, we recognized foreign currency transaction losses of $1 million within "Other expense, net" in our Condensed Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. In the nine months ended September 30, 2025, we expensed approximately $27 million for utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

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

ITEM 1A – RISK FACTORS

We have disclosed under the heading "Risk Factors" in our Annual Report the risk factors which materially affect our business, financial condition or results of operations. With the exception of the risk factor noted below, which updates the risk factor in our Annual Report, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our Annual Report and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our business is highly dependent on our ability to maintain favorable relationships with third-party cloud platform providers and the ability of those providers to provide the services and features that our customers desire.

We have non-exclusive managed service provider relationships with AWS, Microsoft, Google, and VMware by Broadcom, among others. Some of our customers first select their cloud platform and then engage us to provide the managed services and support for the selected environment. In most cases, we also resell the cloud infrastructure from AWS, Microsoft, and Google, or VMware licenses, to the customer (although some customers may elect to purchase the cloud infrastructure or licenses directly from the providers).

Our agreements with AWS, Microsoft, Google, and VMware by Broadcom may generally be modified or terminated at will or with limited notice by the counterparty. If we are unable to maintain these relationships on favorable terms, or at all, we may not be able to retain our current customers or attract new customers, which could have a material and adverse effect on our business, financial condition and results of operations. Further, if the platform providers are unable to provide the types of services and features that meet customer needs, our customers may migrate to alternative platform providers that we may not have the ability to resell and/or support or may not be able to support on a competitive cost structure, which could have a material and adverse effect on our business, financial condition and results of operations.

Our ability to resell licenses, cloud infrastructure, and deliver managed services for these platforms depends on maintaining our applicable partner status and related technical certifications. We rely heavily on our relationships with third-party platform providers to help drive revenue to our business. Most of these providers offer services that are complementary to our services; however, some may compete with us in one or more of our service offerings. These providers may decide in the future to terminate their agreements with us and/or to market and sell a competitor’s or their own services rather than ours, which could cause our revenue to decline. Also, we derive tangible and intangible benefits from our association with some of these providers, particularly high-profile providers that reach a large number of companies through the Internet. If any provider terminates all or a significant portion of its relationship with us, chooses to pursue relationships with all or a portion of our customers directly, or limits or eliminates our participation in preferred partner programs or similar, our business, financial condition and results of operations would be adversely affected.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not Applicable.

Use of Proceeds

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6 – EXHIBITS

Exhibit Number		Exhibit Description
10.1	†
Employment Agreement by and between Rackspace Technology, Inc. and Gajen Kandiah, dated August 30, 2025 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on September 2, 2025)

10.2	†	Form of Restricted Stock Unit Inducement Award Agreement (incorporated by reference from Exhibit 4.1 to Rackspace Technology, Inc.’s Form S-8, filed on September 4, 2025)
10.3	†	Form of Non-Qualified Stock Option Inducement Award Agreement (incorporated by reference from Exhibit 4.2 to Rackspace Technology, Inc.’s Form S-8, filed on September 4, 2025)
10.4	†
Separation Agreement and Release of Claims by and between Rackspace Technology, Inc. and Amar Maletira, dated September 6, 2025 (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 8-K/A, filed on September 11, 2025)

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

RACKSPACE TECHNOLOGY, INC.

Date:	November 10, 2025	By:	/s/ Mark Marino
Mark Marino
Chief Financial Officer