Form 10-K
period 2025-12-31
Rackspace Technology, Inc.
filed 2026-03-06
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025.
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of our most recently completed second fiscal quarter, was $131 million based upon the closing price of such shares on the Nasdaq Stock Market LLC on such date.

On March 2, 2026, 246,914,399 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

RACKSPACE TECHNOLOGY, INC.

COMMONLY USED OR DEFINED TERMS

Term	Definition
2017 Incentive Plan	Rackspace Technology, Inc. Equity Incentive Plan
2020 Incentive Plan	Rackspace Technology, Inc. 2020 Equity Incentive Plan
3.50% FLSO Senior Secured Notes	First lien second out senior secured notes due 2028
3.50% FLSO Senior Secured Notes Indenture	Indenture governing the 3.50% FLSO Senior Secured Notes
3.50% Notes Indenture	Indenture governing the 3.50% Senior Secured Notes
3.50% Senior Secured Notes	3.50% Senior Secured Notes due 2028
5.375% Notes Indenture	Indenture governing the 5.375% Senior Notes
5.375% Senior Notes	5.375% Senior Notes due 2028
ABRY	ABRY Partners, LLC and ABRY Partners II, LLC, collectively
AI	Artificial intelligence
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
APJ	Asia Pacific and Japan
Apollo	Apollo Global Management, Inc. and its subsidiaries
ASC	Accounting Standards Codification
ASC 420	Accounting Standards Codification No. 420, Exit or Disposal Cost Obligations
ASC 606	Accounting Standards Codification No. 606, Revenue from Contracts with Customers
ASC 842	Accounting Standards Codification No. 842, Leases
ASC 860	Accounting Standards Codification No. 860, Transfers and Servicing
ASU	Accounting Standards Update
AWS	Amazon Web Services
Board	Board of Directors of Rackspace Technology, Inc.
Citi	Citibank, N.A.
Datapipe	Datapipe Parent, Inc.
E.U.	European Union
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EMEA	Europe, Middle East and Africa
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Lien Credit Agreement	Credit agreement governing the Senior Facilities
FLFO Term Loan Facility	First lien first out senior secured term loans
FLSO Term Loan Facility	First lien second out senior secured term loans
GAAP	Accounting principles generally accepted in the United States of America
GenAI	Generative AI
Incentive Plans	2017 Incentive Plan and 2020 Incentive Plan, together
Inception Parent	Inception Parent, Inc.
Indentures	5.375% Notes Indenture, 3.50% Notes Indenture and 3.50% FLSO Senior Secured Notes Indenture, together
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MEIA	Master Economic Incentives Agreement

MOIC	Multiple of invested capital
Nasdaq	The Nasdaq Stock Market LLC
New First Lien Credit Agreement	Credit agreement governing the New Senior Facilities
New Revolving Credit Facility	Senior secured first lien first out revolving credit facility
New Senior Facilities	FLFO Term Loan Facility, FLSO Term Loan Facility and New Revolving Credit Facility, together
Prior Revolving Credit Facility	Senior secured first lien revolving credit facility
PNC	PNC Bank, National Association
PSUs	Performance stock units
R&D	Research and development
Rackspace Acquisition	November 3, 2016 acquisition of Rackspace Hosting, Inc. (now named Rackspace Technology Global, Inc.) by Inception Parent, Inc.
Rackspace Hosting	Rackspace Hosting, Inc.
Rackspace Technology	Rackspace Technology, Inc.
Rackspace Technology Global	Rackspace Technology Global, Inc.
Rackspace US	Rackspace US, Inc.
Rackspace Finance	Rackspace Finance, LLC
Rackspace Finance Holdings	Rackspace Finance Holdings, LLC
Receivables Purchase Facility	Accounts receivable purchase agreement entered into on September 29, 2023
RSUs	Restricted stock units
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Facilities	Term Loan Facility and Prior Revolving Credit Facility, together
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
SPV	Special purpose vehicle
SSP	Standalone selling price
Term Loan Facility	Senior secured first lien term loan facility
U.K.	United Kingdom
U.S.	United States

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

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

PART I
ITEM 1 – BUSINESS

Overview

Rackspace Technology is a leading end-to-end hybrid cloud and AI solutions company. We serve as a trusted operator of the full technology stack, from governed private cloud infrastructure to AI deployed in production environments. From edge to core to cloud, we design, integrate and operate the infrastructure, data foundations and software platforms required to deliver business outcomes with predictable cost, resilience, security and compliance. Our solutions are purpose-built for regulated and mission-critical environments where uptime, data sovereignty and operational accountability are essential.

Cloud infrastructure has become the foundation of enterprise technology and AI is now reshaping how that infrastructure must be designed, operated and governed.

Businesses have accelerated their adoption of cloud technologies driven by:

•Explosive growth in data volumes and the need for scalable, flexible infrastructure to process and manage them efficiently across an expanding range of workloads.
•The need to compete with “digital natives” (technology companies that began their existence online in the digital age and do not have legacy infrastructure or technology to maintain and support).
•The emergence of AI as a transformative business capability, no longer simply a tool for optimizing performance, but a fundamental reshaping of how enterprises operate, compete and deliver value.
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

AWS, Google Cloud and Microsoft Azure are now the established backbone of enterprise computing, continuously investing billions of dollars in infrastructure, AI services, security and product innovation no individual enterprise can match. VMware by Broadcom is a leading provider of private cloud technology, enabling enterprises to extend cloud operating models into governed, sovereign environments. Together, these platforms form the infrastructure layer on which modern enterprise technology runs and managing workloads effectively across them has become a defining challenge for organizations.

AI is accelerating demand for governed, scalable infrastructure.

The rapid growth of AI is fueling demand for increased compute, storage, and connectivity and we anticipate this secular trend to continue for the foreseeable future. The industry is rapidly evolving its solutions to accelerate AI in the enterprise. As AI moves from isolated experimentation into production, it is increasingly being embedded within core enterprise systems, financial processes, regulated workflows and customer-facing platforms. This is driving demand for modernized data foundations, high-performance infrastructure and operational models capable of governing AI workloads over time. This shift is also driving renewed demand for governed private cloud environments. As AI becomes embedded in data-sensitive and regulated workloads, enterprises are placing greater emphasis on architectures that provide enhanced control over data sovereignty, security and operational predictability, alongside their public cloud investments.

The hybrid cloud paradigm brings additional complexity for businesses moving to the cloud.

For many organizations, the foundational migration to cloud is well underway. The challenge today is different: optimizing complex, distributed environments for performance, cost and AI readiness wile maintaining the governance and compliance standards that regulated industries demand. Managing that complexity is not as simple as selecting a single platform. Realizing the full advantages of the cloud’s structural cost and agility requires ongoing effort. Workloads must continuously be evaluated for placement, architectures and cost efficiency. Code written for one environment often requires meaningful re-engineering to perform well in another. And the promise of cloud economics can quickly erode without disciplined operational oversight.

Companies also face the challenge of managing multiple clouds. They often employ more than one cloud solution for several business reasons:

•to prevent lock-in with any one cloud provider;
•to ensure data storage redundancy and protect against business interruption;
•to provide for enhanced security, compliance and governance;
•to access business tools that may run better on one cloud platform versus another; or
•to accommodate past decisions related to prior deployments and/or acquisitions, both of which can force most large companies into managing workloads situated across multiple environments.
In addition, some business applications cannot migrate to the cloud and must remain on private cloud or on-premises infrastructure for various reasons:
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

We help companies of all sizes manage these complexities and accelerate value realization from their cloud and AI investments. We serve as a trusted operator of the full technology stack, from governed private cloud infrastructure to AI deployed in production environments, with particular depth in regulated and mission-critical industries where uptime, data sovereignty and operational accountability are essential. Our solutions span edge, core, private cloud, public cloud and sovereign environments, designed to work as one coordinated system.

Few companies have the internal resources required to assemble the breadth of expertise a hybrid cloud environment requires. Building a well-rounded and capable in-house team would require hiring experts on all three hyperscaler platforms as well as private cloud, colocation and managed hosting. We believe professionals with these skill sets are challenging for companies to source and hire because they generally prefer to work at a technology company. We believe this creates an opportunity for a partner like Rackspace Technology, by enabling organizations to fully leverage the power of hybrid cloud and deploy AI with the reliability, security and governance their environments require.

Our team of 5,000 highly skilled Rackers, including consultants and engineers, partners with companies at every stage of their cloud transformation journey to:

•select the right platforms and architectures aligned to their business objectives;
•design and implement secure, scalable AI-ready infrastructure across public, private, and hybrid environments;
•migrate and modernize legacy business applications and data systems;
•strategically locate and manage growing volumes of associated data to minimize cost and business risk;
•modernize data systems to support advanced analytics and AI;
•deploy AI use cases into production with appropriate governance, guardrails and performance monitoring;
•optimize cloud consumption through automation, financial governance and architectural refinement; and
•operate and secure complex hybrid environments on an ongoing basis.
We aim to be our customers’ most trusted advisor and operating partner in their path to cloud and AI transformation, accelerating the value of their cloud investments and enabling intelligent, data-driven innovation. We give customers the ability to make informed decisions when choosing the right technologies, and we recommend solutions based on each customer’s unique objectives. In this way, we empower our customers to harness the full benefits of cloud adoption and operationalize AI for measurable business objectives.

We differentiate ourselves from other service providers by:

•leveraging 25+ years of expertise in architecting and operating mission-critical workloads across private, public, hybrid, and multicloud environments;
•automating to reduce the total cost of ownership for our customers;
•delivering solutions that meet strict industry compliance standards and align with geographic, legal and data residency requirements, giving customers confidence their workloads and data remain secure and under the proper controls;
•providing our renowned Fanatical Experience for our customers;
•maintaining close relationships with major technology providers – AWS, Google Cloud, Microsoft Azure, VMware by Broadcom, Dell Technologies and Palantir Technologies;
•providing a full suite of cloud services across public and private cloud, as well as managed hosting and colocation services, so that enterprises can cost-effectively maintain legacy applications that are not cloud-ready while migrating their business to the cloud gradually; and
•providing services that span the life cycle of transformation from Day 0 – Strategy, Day 1 – Transformation, and Day 2 – Run Operations.
We have a culture of innovation that permeates all that we do. Our Rackers gather insights from customers, cloud partners and each other to design, implement and operate advanced cloud environments. With our deep technical expertise, we build solutions alongside our customers to solve their most complex business challenges and explore their most promising business opportunities. Our tight-knit relationships with leading cloud partners enable Rackers to be on the front lines of cloud technology and among the first to utilize the latest capabilities of the cloud when our cloud partners launch new solutions. Our partnerships, Rackers and culture combine to position us to adopt new capabilities early and integrate them into our customer environments responsibly. We believe our expertise across hybrid cloud architecture, governed private cloud, data modernization and AI deployment, combined with our ability to operate these environments at scale, enables our customers to innovate faster and achieve their desired business outcomes.

Our go-to-market and service-delivery strategy.

Our business benefits from a highly efficient go-to-market strategy. Our sales efforts are led primarily by a team of over 350 quota-bearing representatives and customer success managers. Our ecosystem of partners serves as an extension of our direct sales force, providing a source of additional new business opportunities. Our customer engagement model begins with our professional services, where we partner with a customer to assess its objectives and design the best cloud strategy to meet its needs, and continues with our flexible recurring service offerings.

We deliver our services to a global customer base through an integrated service delivery model. We have a presence in more than 60 cities around the world. This footprint allows us to better serve customers based in various countries, especially multinational companies requiring cross-border solutions.

Our success has been recognized by third parties and customers alike. We served over 75,000 customers across 120 countries as of December 31, 2025. We are recognized in leading analyst firm reports, including the Gartner’s Market Guide for EHR Cloud Hosting and Migration Services, Everest Group’s Cloud Services for Mid-market Enterprises PEAK Matrix Assessment, IDC’s European Microsoft Azure Services Marketscape, Forrester’s AI Infrastructure Solutions Landscape, and multiple ISG Provider Lens reports focused on Public Cloud and Private/Hybrid Cloud and Data Center Solutions. In 2025 we received the following Provider Lens Leader designations for reports by ISG, a leading global technology research and advisory firm: Multi Public Cloud Services and Solutions, Cybersecurity Solutions and Services, Google Cloud Partner Ecosystem, AWS Partner Ecosystem, Microsoft AI and Cloud Ecosystem and Private/Hybrid Cloud - Data Center Services. ISG recognized Rackspace as a Product Challenger in Agentic AI Services, Advanced Analytics and AI Services and Generative AI Services, and Healthcare Digital Services.

In addition, we have also received several industry partner awards. In 2023, we received the AWS SI Partner of the Year - NAMER, AWS Sustainability Partner of the Year - NAMER and AWS Education Partner of the Year – EMEA and VMware 2023 Lifecycle Services Award for the Americas Region, Dell Technologies Excellence in Server and Storage Sales, Americas and 2023 Microsoft Partner of the Year Azure Intelligent Data Platform, Data & AI- Singapore. In 2024, we were recognized as a strategic partner with Microsoft in Data & AI, and a Ready-Tier partner for Copilot Jumpstart. We achieved the AWS Small and Medium Business Competency and AWS Generative AI Competency and joined the AWS Generative AI Partner Innovation Alliance as a launch partner. We also received the Dell Technologies Global Alliances Service Provider of the Year, Americas. In addition, we received the Sustainability Impact Award from SustainableIT.org. In 2025, we were recognized as the AWS Global Collaboration Partner of the Year and also received the 2025 Dell Technologies Global Alliances EMEA Innovation Partner of the Year and 2025 Dell Technologies Global Alliances Marketing Partner of the Year.

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

Our Integrated Services Portfolio

Effective on January 1, 2023, Rackspace Technology reorganized around a two-business unit operating model, Public Cloud and Private Cloud. Public Cloud and Private Cloud have very different business dynamics and require different skill sets and levels of investment to manage. This two-business unit operating model ensures increased focus, delivery and service quality for our customers. Beginning in 2023, we changed our segment reporting to reflect this reorganization under two reporting segments: Public Cloud and Private Cloud. The services across these two segments are described in more detail below:

•Private Cloud: Rackspace Private Cloud enables our customers to achieve their business outcomes at our global data centers or in a colocation or edge facility strategic to our customers’ business objectives and connected by our RackConnectTM Global network service, virtual backbone, or provider-based network services. The Private Cloud product portfolio includes:

•Programmatic Infrastructure: Programmatic Infrastructure is the foundation of Private Cloud and includes hardware and services for datacenter compute, network, and storage. We partner with OEMs like Dell, Cisco, Palo Alto Networks, and NetApp to provide standard offers at scale or solutions tailored to our customers’ specific needs.
•Cloud Operating Systems: These services provide the operating layer for physical devices with a software defined data center from VMware by Broadcom or OpenStack. These offers include Enterprise, Business, Flex, and Anywhere packages to match our customers’ needs and locations. We also offer RMPK (a managed Kubernetes service).
•Platform-as-a-Service: Our PaaS offers include RXDB (a privately hosted Database-as-a-Service solution specializing in High Availability NoSQL databases), RSDX (a team of database experts to manage and optimize your database estate), and SPOT (a unique cloud infrastructure offer auctioned in an open market as turnkey fully managed Kubernetes clusters).

•Private Cloud Solutions: These solutions are specific to certain customer use cases including AI, ERP services like SAP and Oracle, Epic workloads for customers in our healthcare vertical, and Sovereign and Government-compliant services.
•Private Cloud Services: To solve our customers’ challenges and meet them where they are in their digital transformation, we provide managed services, and professional services such as Elastic Engineering services, and security services. Additionally, our Rackspace Email service provides a fully managed email platform for customers and carriers.
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

In June 2023, we launched Foundry for Artificial Intelligence (FAIRTM) to help organizations responsibly accelerate AI adoption—from ideation through production. As AI became central to how we operate and deliver value, FAIR evolved with it. Today, those capabilities come together as Rackspace AI—a comprehensive portfolio of AI services and solutions that combines infrastructure, cloud-native services, and deep expertise to help organizations scale AI from experimentation to enterprise production. Designed to support secure, regulated, and mission critical-workloads across private cloud, hyperscalers, and edge environments, Rackspace AI gives organizations the flexibility and confidence to deploy AI where it delivers the greatest impact.

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

Our Growth Strategies

In order to continue to drive growth and capture our large market opportunity, key elements of our growth strategies include:

•growing our private cloud business with new solutions, such as Rackspace Software Defined Datacenter, Healthcare Cloud, Sovereign Cloud, Private AI Cloud and Edge;
•building innovative solutions to broaden our portfolio, including scaled cloud-native solutions on our public cloud platforms and full-stack cloud offerings for infrastructure, applications data, and AI;
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
•focusing on a holistic strategy enabling optionality for our customers on their AI journey through innovative services and solutions and supporting inferencing and fine-tuning workloads with hybrid AI infrastructure. Additionally, we have implemented AI to enhance cloud optimization and management, incorporating AI into our operations and business, driving AI-powered insights; and
•engaging in strategic partnerships, such as Palantir Technologies to advance our AI offerings.

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

•Geography. We serve a global customer base. As of December 31, 2025, we served over 75,000 customers in over 120 countries.
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

We have low customer concentration; no customer represented 6% or more of our total revenue in 2025.

Our Approach to Partnerships

We benefit from differentiated partnerships with major public and private cloud providers and advanced data and AI platform companies, including AWS, Microsoft Azure, Google Cloud, VMware by Broadcom, and Palantir Technologies. Together, these partnerships position us as an orchestrator of AI workloads, enabling customers to modernize, operationalize AI, and drive measurable business outcomes. Our partnerships provide us a competitive advantage spanning across multiple disciplines, including:

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

•Cloud, data and AI platform integration: We collaborate with strategic partners to integrate secure cloud infrastructure with advanced data and AI platforms, enabling customers to operationalize AI at scale. Through joint solution development and delivery, we help customers unify data, deploy AI use cases in production and build resilient operating models that support mission-critical workloads.

We believe these relationships are beneficial to us, our partners and our customers. We and our partners both receive critical inputs for further innovation and benefit from joint go-to-market initiatives, while our customers are able to maximize their use of innovative technologies more efficiently, reduce time-to-market and remain competitive.

Sales and Delivery

Our services are sold via a global direct sales team of over 130 sales representatives and over 600 service delivery managers as of December 31, 2025, through third-party channel partners and through online orders on our website. Our sales model is based on both distributed and centralized sales teams with leads generated from customer referrals, channel partners and corporate marketing efforts.

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

Our customer success team includes over 290 Rackers and engages in client relationship, contract management, managing deliverables, client retention and growth of our install base. This team is responsible for understanding the existing customers’ changing business needs and translating them into IT requirements, resulting in successful project execution or alignment of our other service offerings.

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

Our Rackers are passionate about serving our communities as well. Rackspace Technology provides a minimum of 40 hours of paid time for each Racker to volunteer annually, with over 19,000 volunteer hours logged for the year ended December 31, 2025. The Rackspace Foundation, a Racker-funded nonprofit organization, has been supporting underserved San Antonio-area schools through charitable grants since 2008.

Our Employees

As of December 31, 2025, we employed approximately 5,000 Rackers in 22 countries, including 1,800 Rackers in North America, 800 Rackers in EMEA, and 2,400 Rackers in APJ. Of our North American Rackers, approximately 500 work from our corporate headquarters in San Antonio, Texas. As of December 31, 2025, approximately 70% of all Rackers were classified as work-from-home. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages.

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

The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. You can review copies of these documents on the SEC's website. The SEC’s website address is www.sec.gov.

Any references to websites are intended to be inactive textual references only.

ITEM 1A – RISK FACTORS

Summary

Our ability to execute our strategies is subject to certain risks and uncertainties, including but not limited to the risks described under the heading “Risk Factors” immediately following this summary. These risks and uncertainties could adversely affect our business, reputation, financial condition, results of operations, cash flows and the trading price of our common stock and may cause us not to realize the full benefits of our competitive strengths or may cause us to be unable to successfully execute all or part of our strategies. Some of the more significant challenges and risks we face include the following:

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
•our failure to maintain compliance with Nasdaq’s continued listing requirements, including the $1.00 per share minimum bid price requirement, could result in our common stock’s delisting from Nasdaq, negatively impacting its market price, liquidity and our ability to access capital markets;
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

Our ability to maintain or increase our revenues and profit may be impacted by a number of factors, including our ability to attract new customers, retain existing customers and sell additional products and services to our customers at comparable gross margins. In addition, we have and expect to continue to incur higher customer acquisition and retention costs and, to the extent we are unable to retain and sell additional services to existing customers, our revenue and results of operations may decrease.

Growth in the demand for our services may be inhibited and we may be unable to profitably maintain or grow our customer base for a number of reasons, such as:

•our inability to develop and/or provide compelling services or effectively market them to new and existing customers;
•loss of favorable relationships with our third-party cloud platform providers;
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
•past or future cybersecurity-related incidents targeting us, our customers or our critical suppliers; and
•reliability, quality or compatibility problems with our services.
Moreover, we have faced and expect to continue to face difficulty retaining certain existing customers over the long term. Certain customer contracts, particularly within our Private Cloud segment, frequently have initial terms (typically from 12 to 36 months) and, unless terminated, may be renewed or automatically extended for shorter, rolling periods after the initial term. Our customers have no obligation to renew their services after their initial contract periods expire and any termination fees associated with an early termination may not be sufficient to recover our costs associated with such contracts. New and evolving laws and regulations, including the E.U. Data Act and similar legislation, may limit our ability to negotiate, structure, or enforce long-term contractual arrangements with customers, which could result in increased compliance costs, contract renegotiations, reduced revenue visibility, or adverse impacts on our business, results of operations, and financial condition. In addition, most of our services within our Public Cloud segment and legacy OpenStack business are based on a consumption model and can be canceled at any time without penalty. As a result, we may face high rates of customer churn if we are unable to meet our customer needs, requirements and preferences.

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

We must adapt to rapidly changing customer demands and preferences in order to successfully execute our strategies. This requires us to anticipate and respond to customer demands and preferences, address business model shifts, optimize our go-to-market execution by improving our cost structure, align sales coverage with strategic goals, improve channel execution and strengthen our services and capabilities in our areas of strategic focus. As an example, we have made and expect to continue to make investments in new technologies, including AI and GenAI. The adoption and use of new technologies that are still in their early stages involve significant risks and uncertainties. In addition, investments in technology systems, capabilities, talent and resources may not deliver the benefits or perform as expected, may be replaced or become obsolete more quickly than expected or may reduce or replace some of our current services and offerings. Any failure to successfully execute our strategies, including any failure to invest in strategic growth areas or for those strategic growth areas to fail to perform as anticipated, could adversely affect our business, financial condition and results of operations.

Our strategies require significant investments that may adversely affect our near-term revenue growth and results of operations.

We expect the implementation of our strategies to require significant investments (including investments in AI and GenAI), and the investments we must make could result in lower gross margins and raise our operating expenses and capital expenditures. The risks and challenges we face in connection with our strategies include upgrading and integrating our service offerings, expanding our professional services capability, expanding into new geographies, growing in geographies where we currently have an existing presence and ensuring that the performance, features and reliability of our service offerings and our customer service remain competitive in a rapidly changing technological environment. These investments may adversely affect our near-term revenue growth and results of operations, and we cannot assure that they will ultimately be successful.

We have a history of losses and may not be able to achieve profitability in the future.

We incurred net losses of $837.8 million, $858.2 million and $225.8 million in the fiscal years ended December 31, 2023, 2024 and 2025, respectively. We may not be able to achieve profitability in the future or on a consistent basis. We have incurred substantial expenses and expended significant resources to market, promote, and sell our services, and we have substantial debt service payments. Our ability to achieve or maintain profitability will depend on our ability to increase our revenue, manage our cost structure, and avoid significant liabilities. Revenue growth may slow or revenue may decline for a number of reasons, including general macroeconomic conditions, increasing competition, or a decrease in the growth of the markets in which we operate. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. Any failure to increase our revenue or manage our expenses could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition and results of operations to suffer.

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

Our ability to resell licenses, cloud infrastructure, and deliver managed services for these platforms depends on maintaining our applicable partner statuses and related technical certifications. We rely heavily on our relationships with third-party platform providers to help drive revenue to our business. Most of these providers offer services that are complementary to our services; however, some may compete with us in one or more of our service offerings. These providers may decide in the future to terminate their agreements with us and/or to market and sell a competitor’s or their own services rather than ours, which could cause our revenue to decline. Also, we derive incentives and other tangible and intangible benefits from our association with some of these providers, particularly high-profile providers that reach a large number of companies through the Internet. If any provider terminates all or a significant portion of its relationship with us, chooses to pursue relationships with all or a portion of our customers directly, or limits or eliminates our participation in preferred partner programs or similar, our business, financial condition and results of operations would be adversely affected.

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

We are materially dependent upon our networks, information technology infrastructure and related technology systems to provide services to our customers, manage our internal operations and support our strategic objectives. Many of our customers require access to our services on a continuous basis and may be materially impaired by interruptions in our or our third-party service providers’ infrastructure. The services we offer also involve the transmission of large amounts of sensitive and proprietary information over public communications networks, as well as the processing and storage of confidential customer information, which may include information subject to stringent domestic and foreign data protection laws, including those governing personally identifiable information, protected health information or other types of sensitive data. Many of our customers use our products and services in heavily regulated industries, including banking, financial services, insurance, healthcare, critical infrastructure and government sectors, among others. We also process, store and transmit our own data as part of our business and operations, which may include personally identifiable, confidential or proprietary information.

Cyber-attacks have become more prevalent in our industry, and the techniques used to sabotage or obtain unauthorized access to systems are constantly expanding and evolving, including with the availability of AI and GenAI tools and technologies. Malicious actors are increasingly sophisticated in their methods, tactics, techniques and procedures, seeking to steal money, gain unauthorized access to, destroy or manipulate data, and disrupt operations, and some of their attacks may not be recognized or discovered until launched or after initial entry into the environment, such as novel or zero-day attacks that are launched before patches are available and defenses can be readied. Malicious actors are also increasingly developing methods to avoid prevention, detection and alerting capabilities, including employing counter-forensic tactics, making response activities more difficult. In certain cases, our customers choose to host technologies within our infrastructure which are not capable of being updated to protect against cyber-attacks, are not timely updated due to operational constraints or other business decisions, or reach end-of-life status where security patches are no longer available from the vendor.

Like many companies, we have experienced these attacks, including a ransomware incident that caused service disruptions for our Hosted Exchange customers, as previously disclosed in December 2022 and another incident where a malicious actor publicly claimed to have accessed our systems, which claim was repudiated through internal investigations and forensic analysis. Our dependence upon third-parties for delivery of services introduces additional risks, such as those associated with the ScienceLogic breach which exposed some customer information to unauthorized individuals (but which did not result in a material impact to our customers’ operations). When these cyber-attacks occur, we respond to these incidents pursuant to our cybersecurity policies and procedures and in accordance with the law. Our cybersecurity policies and procedures are designed to protect against and mitigate harm from unauthorized access, infrastructure attacks, malicious file attacks, ransomware, data theft, bugs, worms, malicious software programs, remnant data exposure, computer viruses, denial-of-service attacks, accidents, employee error or malfeasance, intentional misconduct by computer “hackers,” state-sponsored cyber-attacks and attempts by outside parties to fraudulently induce our employees or customers to disclose or grant access to our data or our customers’ data. Our current cybersecurity framework is governed and overseen by a team of cybersecurity professionals led by our Chief Information Security Officer, working together with our executive leadership team and other cross-functional leaders. The Audit Committee of our Board receives regular cybersecurity updates. When necessary, our internal incident response team engages with external advisors, including outside counsel or outside cybersecurity firms to investigate and remediate.

Our current security measures are monitored and periodically reviewed. Nevertheless, our security measures have in the past and may continue to be circumvented or fail to defeat or mitigate cybersecurity attacks. Additionally, other disruptions can occur, such as infrastructure gaps, hardware and software vulnerabilities, inadequate or missing security controls, exposed or unprotected customer data and the accidental or intentional disclosure confidential information by former or current employees. In some cases, some legacy or end-of-life technology equipment may be utilized which is not capable of being updated to protect against certain attacks and deploy compensating controls to manage cybersecurity risks as appropriate. Any such incidents could (i) interfere with the delivery of services to our customers, (ii) impede our customers’ ability to do business, (iii) compromise the security of infrastructure, systems and data, (iv) lead to the dissemination to third parties of proprietary information or sensitive, personal, or confidential data about us, our employees or our customers, including personally identifiable information of individuals involved with our customers and their end users and (v) impact our ability to do business in the ordinary course. Each of these risks could further intensify as we maintain information in digital form stored on servers connected to the Internet, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions. Some of our systems or vendors’ systems have experienced past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Cyber breaches and other security incidents may expose us to increased risk of claims and liability, including litigation, regulatory enforcement, notification obligations and indemnity obligations, as well as loss of existing or potential customers, harm to our reputation, increases in our security costs (including spending material resources to investigate or correct the breach or incident and to prevent future security breaches and incidents), disruption of normal business operations, the impairment or loss of industry certifications and government sanctions (including debarment), all of which could have a material and adverse effect on our business, financial condition and results of operations.

The security of our services is important in our customers’ decisions to purchase or use our services. Threats to our infrastructure may not only affect the data that we own but also the data belonging to our customers. When customers use our services, they rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. In most cases, the security of customers’ technology and data relies on a shared responsibility model in which we must coordinate appropriate cybersecurity controls with the customer. We also offer professional services to our customers where we consult on data center solutions and assist with implementations. We offer managed services domestically and in some jurisdictions outside of the U.S. An actual or perceived breach of, or other security incident relating to, our cloud storage systems and networks could result in significant loss. In the event of a claim, we could be liable for substantial damage awards that may significantly exceed our liability insurance coverage by unknown but significant amounts, which could have a material and adverse effect on our financial condition and results of operations. Additionally, we cannot be certain that our insurance coverage will cover any claims against us relating to any such incident, will continue to be available to us on economically reasonable terms, or at all, or that our insurers will not deny coverage as to any such claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. The costs could be exacerbated by regulatory fines and penalties, notification costs and the loss of revenue due to brand and reputational harm.

Similar security risks exist with respect to our business partners and the third-party vendors that we rely on for aspects of our IT support services and administrative functions, including the systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers. Our cybersecurity policies and procedures are designed to vet third-party providers and provide for adequate oversight and cooperation regarding cybersecurity incidents with respect to our third-party vendors, but our ability to monitor our third-party service providers’ data security is limited, consistent with industry constraints. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems. It is also possible that security breaches sustained by, or other security incidents affecting, our competitors could result in negative publicity for our entire industry that indirectly harms our reputation and diminishes demand for our services.

In addition, our customers require and expect that we maintain industry-related compliance certifications, such as International Organization for Standardization ("ISO") 27001, Service Organization Controls ("SOC 1, 2, 3") and Payment Card Industry ("PCI"), Federal Information Security Management Act ("FISMA"), Federal Risk and Authorization Management Program ("FedRAMP") and Health Information Trust Alliance (“HITRUST”) in the U.S., Information Security Registered Assessors Program ("IRAP") in Australia and Public Services Network ("PSN") in the U.K. These certifications and attestations apply to specified systems, services or processes and do not eliminate cybersecurity risk. In addition, they are point-in-time references and do not guarantee future performance.There are significant costs associated with maintaining existing and implementing any newly-adopted industry-related compliance certifications, including costs associated with enhancing or implementing additional security controls into services which may involve re-engineering technology, processes and staffing. The inability to maintain applicable compliance certifications could result in monetary fines, disruptive participation in forensic audits due to a breach, security-related control failures, customer contract breaches, customer churn and brand and reputational harm. In some cases, customers may host regulated computing workloads which could fall under infrastructure protection mandates that have not been communicated to us. We work together with our customers in good faith to identify those situations and ensure appropriate regulatory compliance programs and controls are in place where appropriate.

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

We do not own the facilities occupied by our current data centers but occupy them pursuant to commercial leasing arrangements. The initial terms of our main existing data center leases expire over the next 13 years. Upon the expiration or termination of our data center facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. Even if we are able to renew the leases on our existing data centers, we expect that rental rates, which will be determined based on then-prevailing market rates with respect to the renewal option periods and which will be determined by negotiation with the landlord after the renewal option periods, will be higher than rates we currently pay under our existing lease agreements. Migrations to new facilities could also be expensive and present technical challenges that may result in downtime for our affected customers or loss of data. There can also be no assurances that our plans to mitigate customer downtime for affected customers will be successful. This could damage our reputation and lead us to lose current and potential customers, which could harm our business, financial condition and results of operations.

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

We operate internationally and must comply with complex foreign and U.S. laws including the Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act of 2010 and the United Nations Convention Against Corruption, which prohibit engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We must also comply with economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC") and the U.S. Commerce Department based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals, as well as other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. We do business and may in the future do additional business in countries and regions in which we may face, directly or indirectly, corrupt demands by officials or by private entities in which corrupt offers are expected. Furthermore, many of our operations require us to use third parties to conduct business or to interact with people who are deemed to be governmental officials under the FCPA. Thus, we face the risk of unauthorized payments or offers of payments or other things of value by our employees, contractors or agents. While it is our policy to implement compliance procedures to prohibit these practices, our due diligence policy and the procedures we undertake may not sufficiently vet our third-party channel partners for these risks prior to entering into a contractual relationship with them. As a result, despite our policies and any safeguards and any future improvements made to them, our employees, contractors, third-party channel partners and agents may engage in conduct for which we might be held responsible, regardless of whether such conduct occurs within or outside the U.S. We may also be held responsible for any violations by an acquired company that occurs prior to an acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. A violation of any of these laws, even if prohibited by our policies, may result in severe criminal and/or civil sanctions and other penalties and could have a material and adverse effect on our business.

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

We consume a large quantity of power to operate our data centers and as such are exposed to risk associated with fluctuations in the price of power. During 2025, we incurred approximately $36 million in costs to power our data centers. We anticipate an increase in our consumption of power in the future if our private cloud sales grow. Power costs vary by locality and are subject to substantial seasonal fluctuations and changes in energy prices. Certain of our data centers are located within deregulated energy markets. Power costs have historically tracked the general costs of energy and continued increases in electricity costs may negatively impact our gross margins. We periodically evaluate the advisability of entering into fixed-price utilities contracts and have entered into certain fixed-price utilities contracts for some of our power consumption. If we choose not to enter into a fixed-price contract, we expose our cost structure to this commodity price risk. If we do choose to enter into a fixed-price contract, we lose the opportunity to reduce our power costs if the price for power falls below the fixed cost. Therefore, increases in our power costs could result in lower gross margins and materially and adversely impact our results of operations.

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

We are a highly leveraged company. As of December 31, 2025, we had $2,429.2 million face value of outstanding indebtedness. Our outstanding indebtedness as of December 31, 2025 included $270.2 million of borrowings under the FLFO Term Loan Facility, $1,610.0 million of borrowings under the FLSO Term Loan Facility, $61.1 million of borrowings under the Term Loan Facility, $318.6 million of 3.50% FLSO Senior Secured Notes, $125.4 million of 5.375% Senior Notes, and $43.9 million of 3.50% Senior Secured Notes. In addition, as of December 31, 2025, the New Revolving Credit Facility had total commitments of $375.0 million, $60.0 million of outstanding borrowings, and $23.5 million of letters of credit issued thereunder. For the years ended December 31, 2024 and 2025, we made total debt service payments, consisting of required principal and interest payments, of approximately $162.1 million and $150.1 million, respectively, which represented 406.2% and 99.2%, respectively, of our cash flow from operations (or 88.9% and 53.4%, respectively, of our cash flow from operations calculated prior to any deductions for cash interest payments).

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

As of December 31, 2025, we had $291.5 million available for additional borrowing under the New Revolving Credit Facility portion of our New Senior Facilities (including $23.5 million of letters of credit issued thereunder), all of which would be secured.

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

Borrowings under the New Senior Facilities and the Senior Facilities are at variable rates of interest and expose us to interest rate risk. As of December 31, 2025, assuming the New Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the New Senior Facilities and the Senior Facilities. We have entered into, and in the future we may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility. However, we currently do not maintain interest rate swaps with respect to all our variable rate indebtedness, and any swaps we have or may enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.

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

Risks Related to Ownership of Our Common Stock

Our common stock has previously traded below Nasdaq’s $1.00 minimum bid price requirement. If we fail to maintain compliance with Nasdaq’s continued listing requirements, our common stock could be delisted, which could adversely affect the liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq Global Select Market, which imposes certain continued listing requirements, including a minimum bid price requirement of $1.00 per share, requirements relating to minimum market value of securities, stockholders’ equity, and corporate governance standards.

If we fail to maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may initiate procedures to delist our common stock. A delisting of our common stock could materially and adversely affect our business and investors by, among other things, reducing the liquidity and market price of our common stock, limiting our ability to raise additional capital and access the public equity markets, reducing analyst coverage, impairing our ability to use equity-based compensation to attract and retain employees, increasing volatility in the trading price of our common stock, and generating negative publicity.

The market price of our common stock has experienced significant volatility and has previously traded below $1.00 per share. Although the closing bid price of our common stock was above $1.00 per share as of the date of this filing, there can be no assurance that it will remain at or above that level. If our stock price were to decline and remain below $1.00 per share for 30 consecutive business days, we would not be in compliance with Nasdaq’s minimum bid price requirement and could become subject to Nasdaq’s deficiency procedures. If we are unable to regain compliance during any applicable cure period, we could face potential delisting.

Our stock price may fluctuate significantly.

The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control. The following is a non-exhaustive list of additional factors that could affect our stock price:
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
•our failure to maintain compliance with Nasdaq’s continued listing requirements, including but not limited to the $1.00 minimum bid price requirement;
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

As of December 31, 2025, we had 248.4 million shares of common stock issued and approximately 15.7 million shares of common stock underlying outstanding options and restricted stock under the 2017 Incentive Plan and the 2020 Incentive Plan, and we have reserved an additional 38.5 million shares of common stock for issuance under the 2020 Incentive Plan and 7.8 million shares of common stock for issuance under the ESPP and we may be required to issue additional shares of common stock to an affiliate of ABRY under the merger agreement related to the acquisition of Datapipe. Also, during the year ended December 31, 2025, we registered 10.0 million shares of common stock for 4.0 million and 6.0 million RSUs and stock options, respectively, granted to our new chief executive officer outside of the 2020 Incentive Plan. In addition, certain of our existing stockholders, including Apollo and ABRY, have certain rights to require us to register the sale of common stock held by them including in connection with underwritten offerings. Additionally, we filed a registration statement in respect of all shares of common stock that we may issue under the 2017 Incentive Plan, the 2020 Incentive Plan and the ESPP. After registration, these shares can be freely sold in the public market upon issuance. Sales of significant amounts of stock in the public market upon expiration of applicable lock-up agreements, the perception that such sales may occur, or early release of any lock-up agreements, could adversely affect prevailing market prices of our common stock or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.

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

As of December 31, 2025, Apollo beneficially owned approximately 53% of the voting power of our outstanding common stock. Therefore, individuals affiliated with Apollo will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, entering into significant corporate transactions such as mergers, tender offers, the sale of all or substantially all of our assets and issuance of additional debt or equity. The interests of Apollo and its affiliates could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change in control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as Apollo continues to directly or indirectly beneficially own a significant amount of our equity, even if such amount is less than 50%, Apollo will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions. Apollo also has a right to nominate a number of directors comprising a percentage of our Board in accordance with their beneficial ownership of the voting power of our outstanding common stock (rounded up to the nearest whole number), which currently represents at least a majority of our Board. In addition, we have an executive committee that serves at the discretion of our Board and includes two members nominated by Apollo, who are authorized to take actions (subject to certain exceptions) that they reasonably determine are appropriate.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 1C – CYBERSECURITY

We are materially dependent upon our networks, information technology infrastructure, and related technology systems to provide services to our customers, manage our internal operations and support our strategic objectives. Cyber-attacks have become prevalent in our industry, and the techniques used to sabotage or obtain unauthorized access to systems are constantly expanding and evolving. Malicious actors are increasingly sophisticated in their methods, tactics, techniques, and procedures, seeking to steal money, gain unauthorized access to, destroy or manipulate data, and disrupt operations.

Based on information known to management through our established processes and policies as of the date of this report, we have not identified any cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably anticipated to have a material adverse effect on our business. However, we have experienced and expect to continue to experience cybersecurity threats and cybersecurity incidents. In December 2022, we previously disclosed a ransomware incident that caused service disruptions for our Hosted Exchange customers. In addition, in March 2025, a malicious actor publicly claimed to have gained unauthorized access to certain of our data, but after investigation and forensic analysis, we found no evidence of unauthorized access and did not correlate the data shared by the malicious actor to us or any of our customers.

We maintain governance and oversight processes designed to manage cybersecurity risks and implement controls and practices intended to identify, protect, detect, respond to and recover from cybersecurity risks and incidents; however, we cannot provide assurance that cybersecurity risks will not materially affect our business (or the systems we host for our customers) in the future, including our business strategy, results of operations, or financial condition, nor can we provide assurance that our controls, processes and procedures will operate as intended in all circumstances.

Cybersecurity threats, whether or not successful, could result in significant costs related to rebuilding our internal systems, writing down inventory value, implementing additional threat protection measures, providing modifications or replacements to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as significant reputational harm. Cybersecurity threats continue to evolve, including with the advent of AI and GenAI, which may increase the difficulty of detecting and defending against such threats.

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

Risk Management and Strategy

Cybersecurity risk management is a component of our broader enterprise risk management program, and we have established cybersecurity policies and procedures to identify, protect, detect, respond to and recover from cybersecurity risks and incidents in accordance with applicable law. We maintain a cross-functional approach to cybersecurity risk, which is designed to help identify, protect, detect, respond to and recover from cybersecurity threats.

Our cybersecurity strategy focuses on implementation of controls, technologies, and other processes designed to assess, identify, manage and address material cybersecurity risks. These include, among other things: annual and ongoing security awareness training for employees; mechanisms to detect and monitor unusual network activity; processes to model the integrity of critical security controls; enforcement of computing system security policies; and containment and incident response tools. We monitor issues that are internally discovered or externally reported that may affect our operations, systems, network, data, products and/or services, and have processes to assess those issues for potential cybersecurity impact or risk.

We assess and deploy technical safeguards intended to protect our information systems from cybersecurity threats. These safeguards may be evaluated and updated based on vulnerability assessments, cybersecurity threat intelligence and incident response experience. Our cybersecurity policies and procedures include incident response plans that address roles, responsibilities, and escalation protocols in connection with cybersecurity incidents, as appropriate.

Our team engages with external cybersecurity advisors and experts, including outside counsel and outside cybersecurity firms, assessors, auditors and consultants as necessary or appropriate. We also maintain numerous industry-related compliance certifications for various aspects of our business. These certifications and attestations apply to specified systems, services or processes and do not eliminate cybersecurity risk. In addition, they are point-in-time references and do not guarantee future performance.

Our cybersecurity policies and procedures are designed to vet key third-party providers and provide for oversight and cooperation regarding cybersecurity incidents. In addition, our cybersecurity policies and procedures require our third-party providers to meet appropriate security requirements. We may investigate security incidents that have impacted our third-party providers, as appropriate; however, our ability to monitor our third-party service providers’ data security is limited, consistent with industry practices.

Governance

Board Oversight

The Audit Committee of our Board oversees our cybersecurity risk. The Audit Committee receives regular cybersecurity specific updates from management (including our Chief Information Security Officer ("CISO") and/or other key personnel), typically on a quarterly basis, about the identification, protection, detection, response and recovery from cybersecurity threats and cybersecurity incidents, as well as the evolving cybersecurity landscape and trends, notable incidents, recent program enhancements and other relevant topics. The nature and timing of information provided depends on the circumstances and materiality of the underlying risk or incident. The Audit Committee reports to our Board and certain of our Audit Committee and Board members have experience in assessing and managing cybersecurity risks. In addition to this regular reporting, significant cybersecurity risks or threats may also be escalated to the Audit Committee and/or the Board on an as-needed basis.

Management’s Role

Our overall cybersecurity function and oversight of our cybersecurity team’s efforts to identify, protect, detect, respond to and recover from cybersecurity risks and incidents is led by our CISO, who joined in March 2026. Our CISO is an experienced cybersecurity executive who has served as Chief Information Security Officer and Chief Security Officer for a global e-commerce platform, previously held senior leadership roles across technology and financial services organizations, including leading a major post-breach security recovery. He is responsible for governance, compliance, risk management, enterprise security transformation, and operational efficiency initiatives.

Our CISO is supported by our Deputy CISO, who brings more than 15 years of experience in enterprise security, risk, and emerging technologies. He served in senior leadership roles including Deputy Chief Technology Officer and Head of Information Security, holds graduate degrees in Computer Science and Business Administration, and is CISSP-credentialed. He began his career in secure communications and cryptographic systems as a uniformed member of the United States Air Force. Our CISO and Deputy CISO lead a team of cybersecurity professionals who have extensive experience across multiple sectors, many of whom hold relevant industry certifications.

Key security, risk, technology, legal, and compliance personnel, together with other cross-functional internal stakeholders and senior management, meet regularly with the cybersecurity team to develop, review and evaluate our cybersecurity policies and procedures, including discussions of the following:

•cybersecurity strategies for preservation of the confidentiality, integrity and availability of company and customer information;
•identification, protection, detection, response and recovery from cybersecurity threats and incidents; and
•effective response to cybersecurity incidents (including escalation procedures to enable timely decisions regarding public disclosure and other required reporting by appropriate personnel).

Under our global incident response process, cybersecurity incidents are assessed and classified by severity, and incidents are escalated as appropriate to executive leadership. In addition, we have a process to promptly notify the Audit Committee and the Board, as appropriate, in the event a cybersecurity incident may be material. Materiality determinations are made in accordance with our disclosure controls and procedures.

ITEM 2 – PROPERTIES

Office Space

Our corporate headquarters occupies approximately 93,000 square feet in San Antonio, Texas under a lease expiring in 2034, with three five-year renewal options.

We also maintain a global office footprint across the U.S., Europe, Asia-Pacific, India, Mexico and other international markets. To enhance operational flexibility and reduce long-term commitments, we are increasingly utilizing shorter-term shared office arrangements in lieu of traditional multi-year leases.

Data Centers

As of December 31, 2025, we leased data centers located across the U.S., the U.K., Hong Kong, Australia and other international locations.

We believe our existing office space and data center facilities are adequate for our current operations and that suitable additional or alternative space will be available in the future to meet our anticipated needs.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings, claims, inquiries, investigations, demands or other disputes arising in the ordinary course of our business. These matters include, among other things, commercial disputes (including contract interpretation, service level performance, billing disputes, customer service issues and similar matters), employment and labor claims, intellectual property disputes (including third-party claims by both operating companies and non-practicing entities alleging that our offerings, services, or technologies infringe, misappropriate, or otherwise violate the intellectual property or proprietary rights of others or that our use of third-party software (including open source components) violates copyright, licensing obligations or trade secret rights), and regulatory inquiries. In addition, we may receive requests for information, subpoenas, or be subject to investigations by governmental authorities relating to areas such as privacy, data protection, cybersecurity, competition/antitrust, and export controls and sanctions, among others.

We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Because litigation and regulatory matters are inherently unpredictable, the amount that may ultimately be paid could differ from our recorded accruals and the timing of such payments is uncertain. It is reasonably possible that losses in excess of recorded amounts could be material in a particular period. Additional information about our loss contingencies is included in Item 8 of Part II, Financial Statements and Supplementary Data - Note 10, "Commitments and Contingencies." We maintain insurance for certain claims and losses; however, coverage may not be available for all matters and is subject to deductibles, exclusions, and policy limits.

Based on current information, we are not party to any pending litigation that would, if determined adversely to us, individually or in the aggregate be reasonably expected to have a material adverse effect on our business, financial condition, results of operations, or cash flows. However, litigation is inherently uncertain, and adverse developments or outcomes could potentially result in significant monetary damages or injunctive relief. We expense legal fees as incurred.

For a discussion of risks related to intellectual property claims, data security, privacy and cybersecurity, regulatory compliance and other legal exposures, see Item 1A of Part I "Risk Factors."

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the Nasdaq, under the symbol "RXT" since August 5, 2020. Prior to that date, there was no public market for our common stock.

Holders of Record

As of March 2, 2026, there were 14 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2020 and December 31, 2025 with the cumulative total return of (i) the Standard & Poor's ("S&P") 500 Index and (ii) the S&P 500 Information Technology Index over the same period. All values assume the investment of $100 in our common stock and both of the other indices on December 31, 2020 and assumes the reinvestment of dividends. The comparisons shown below are based upon historical data. We caution that the stock price performance shown is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Company/Index	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Rackspace Technology, Inc.	$100.00	$70.67	$15.48	$10.49	$11.59	$5.09
S&P 500 Index	$100.00	$126.89	$102.22	$126.99	$156.59	$182.25
S&P 500 Information Technology Index	$100.00	$133.35	$94.80	$148.26	$201.18	$248.07

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

Overview

We are a leading end-to-end hybrid cloud and AI solutions company. We serve as a trusted operator of the full technology stack, from governed private cloud infrastructure to AI deployed in production environments. From edge to core to cloud, we design, integrate and operate the infrastructure, data foundations and software platforms required to deliver business outcomes with predictable cost, resilience, security and compliance. Our solutions are purpose-built for regulated and mission-critical environments where uptime, data sovereignty and operational accountability are essential. We serve our customers with a unique combination of proprietary technology resulting from over $1 billion of investment and services expertise from a team of highly skilled consultants and engineers. We also provide our customers with unbiased expertise and technology solutions, delivered over the world’s leading cloud services, all wrapped in Fanatical Experience.

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

Our team of 5,000 highly skilled Rackers, including consultants and engineers, partners with companies at every stage of their cloud transformation journey.

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

We generate revenue primarily through the sale of consumption-based contracts for our services offerings, which are recurring in nature. We also generate revenue from the sale of professional services related to designing and building customer solutions, which are non-recurring in nature. Arrangements within our Private Cloud segment generally have a fixed term, typically from 12 to 36 months, with a monthly recurring fee based on the computing resources provided to and utilized by the customer, the complexity of the underlying infrastructure and the level of support we provide. Our other primary source of revenue is for services within our Public Cloud segment. Contracts for these arrangements typically operate on a consumption model and can be canceled at any time without penalty.

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

Income taxes

Our income tax benefit (provision) and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid. During 2025 we recorded consolidated tax expense, despite our net losses, due to the recording of valuation allowances against our deferred tax assets. Certain of our non-U.S. subsidiaries continue to incur corporate tax expense or benefit according to the relevant taxing jurisdictions. We are under certain domestic and foreign tax audits. Due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We believe we have made adequate provision for all uncertain tax positions. See Item 8 of Part II, Financial Statements and Supplementary Data - Note 13, "Taxes."

Results of Operations

We discuss our historical results of operations, and the key components of those results, below. Past financial results are not necessarily indicative of future results.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2025

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Year Ended December 31,				Year-Over-Year Comparison
	2024		2025
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$2,737.1	100.0%	$2,685.7	100.0%	$(51.4)	(1.9)%
Cost of revenue	(2,203.7)	(80.5)%	(2,179.3)	(81.1)%	24.4	(1.1)%
Gross profit	533.4	19.5%	506.4	18.9%	(27.0)	(5.1)%
Selling, general and administrative expenses	(707.6)	(25.9)%	(607.1)	(22.6)%	100.5	(14.2)%
Impairment of goodwill	(714.9)	(26.1)%	—	—%	714.9	(100.0)%
Impairment of assets, net	(20.0)	(0.7)%	—	—%	20.0	(100.0)%
Loss from operations	(909.1)	(33.2)%	(100.7)	(3.8)%	808.4	(88.9)%
Other income (expense):
Interest expense	(98.0)	(3.6)%	(82.7)	(3.1)%	15.3	(15.6)%
Gain on investments, net	0.1	0.0%	0.3	0.0%	0.2	200.0%
Gain on debt extinguishment, net of debt modification costs	147.2	5.4%	—	—%	(147.2)	(100.0)%
Other expense, net	(21.7)	(0.8)%	(18.7)	(0.7)%	3.0	(13.8)%
Total other income (expense)	27.6	1.0%	(101.1)	(3.8)%	(128.7)	NM
Loss before income taxes	(881.5)	(32.2)%	(201.8)	(7.5)%	679.7	(77.1)%
Benefit (provision) for income taxes	23.3	0.8%	(24.0)	(0.9)%	(47.3)	NM
Net loss	$(858.2)	(31.4)%	$(225.8)	(8.4)%	$632.4	(73.7)%
NM = not meaningful.

Revenue

Revenue decreased $51 million, or 1.9%, to $2,686 million in 2025 from $2,737 million in 2024. Revenue declined primarily due to a decrease in Private Cloud revenue, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue decreased 2.1%. The following table presents revenue by segment:

	Year Ended December 31,		% Change
(In millions, except %)	2024	2025	Actual	Constant Currency (1)
Public Cloud	$1,682.6	$1,696.0	0.8%	0.7%
Private Cloud	1,054.5	989.7	(6.1)%	(6.7)%
Total	$2,737.1	$2,685.7	(1.9)%	(2.1)%
(1)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in 2025 increased 0.8% on an actual basis and 0.7% on a constant currency basis, from 2024. The increase was driven by higher services revenue, partially offset by a reduction in infrastructure volumes.

Private Cloud revenue in 2025 decreased 6.1% on an actual basis and 6.7% on a constant currency basis, from 2024, reflecting customer transitions off legacy platforms, partially offset by revenue from new bookings, including revenue related to certain customer contracts that include embedded sales-type lease arrangements for hardware.

Cost of Revenue

Cost of revenue decreased $24 million, or 1%, to $2,179 million in 2025 from $2,204 million in 2024. The largest drivers of the decrease were a reduction in license expense, due to decreased usage between periods, and a reduction in data center expense as a result of continued optimization initiatives. Also contributing to the overall decrease in cost of revenue was a decline in personnel costs, driven by a reduction in headcount and severance expense between periods. These decreases were partially offset by higher expense for hardware mainly related to certain customer contracts that include embedded sales-type lease arrangements and an increase in depreciation expense.

As a percentage of revenue, cost of revenue increased 60 basis points in 2025 to 81.1% from 80.5% in 2024, as the decline in revenue outpaced the decrease in cost of revenue.

Gross Profit

Our gross profit was $506 million in 2025, a decrease of $27 million from $533 million in 2024. Our gross margin was 18.9% in 2025, a decrease of 60 basis points from 19.5% in 2024.

Selling, General and Administrative Expenses

SG&A expenses decreased $101 million, or 14%, to $607 million in 2025 from $708 million in 2024, primarily due to a reduction in personnel costs. The decrease in personnel costs was largely due to a decline in headcount between periods and a reduction in share-based compensation and non-equity incentive compensation, partially offset by an increase in severance expense driven by the departure of our former chief executive officer. Also driving the overall decrease in selling, general and administrative expenses was a $9 million early termination fee associated with the sale of our corporate headquarters in the first quarter of 2024 and a decrease in other business optimization related expenses between periods. Insurance recovery proceeds related to the Hosted Exchange incident received in the prior period partially offset the overall reduction in selling, general and administrative expenses year-over-year.

As a percentage of revenue, SG&A expenses decreased 330 basis points in 2025 to 22.6% from 25.9% in 2024 for the reasons discussed above.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $101 million in 2025 compared to $909 million in 2024. Our Non-GAAP Operating Profit was $126 million in 2025, an increase of $21 million from $106 million in 2024. Non-GAAP Operating Profit is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Year Ended December 31,
(In millions)	2024	2025
Loss from operations	$(909.1)	$(100.7)
Share-based compensation expense	63.4	45.1
Transaction-related adjustments, net (a)	5.2	2.5
Restructuring and transformation expenses (b)	58.5	32.3
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	(1.4)	—
Impairment of goodwill	714.9	—
Impairment of assets, net	20.0	—
Amortization of intangible assets (c)	154.1	146.9
Non-GAAP Operating Profit	$105.6	$126.1

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
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

(c)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Year Ended December 31,				Year-Over-Year Comparison
(In millions, except %)	2024		2025
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$44.2	2.6%	$67.6	4.0%	$23.4	52.9%
Private Cloud	294.4	27.9%	252.4	25.5%	(42.0)	(14.3)%
Corporate functions	(233.0)		(193.9)		39.1	(16.8)%
Non-GAAP Operating Profit	$105.6		$126.1		$20.5	19.4%

Public Cloud operating profit increased 53% in 2025 from 2024. Segment operating profit as a percentage of segment revenue increased by 140 basis points, reflecting a 1% increase in segment revenue and a 1% decrease in segment operating expenses. The decrease in expenses was mainly driven by operational improvements and cost optimization initiatives.

Private Cloud operating profit decreased 14% in 2025 from 2024. Segment operating profit as a percentage of segment revenue decreased by 240 basis points, due to a 6% decrease in segment revenue, partially offset by a 3% decrease in segment operating expenses. The decrease in expenses was mainly driven by cost optimization activities.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 17% in 2025 due to our continued focus on cost management.

For more information about our segment operating profit, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 16, "Segment Reporting."

Impairment of Goodwill

We recorded a total of $715 million in non-cash goodwill impairment charges in 2024.

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

There was no such impairment in 2025.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 6, "Goodwill and Intangible Assets" for further discussion.

Impairment of Assets, Net

We evaluated our indefinite-lived intangible asset for impairment as of February 29, 2024. As a result of this evaluation, we recorded a $20 million impairment of our indefinite-lived intangible asset in the first quarter of 2024.

There was no such impairment in 2025.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 6, "Goodwill and Intangible Assets" for further discussion.

Interest Expense

Interest expense decreased $15 million, or 16%, to $83 million in 2025 from $98 million in 2024, primarily due to the accounting for contractual interest payments on debt instruments entered into as part of the March 2024 Refinancing Transactions, portions of which are recorded as a reduction of related premiums and not as interest expense, which reduces interest expense relative to contractual interest cost.

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

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 7, "Debt" for further discussion.

Other Expense, Net

Other expense, net decreased $3 million, or 14%, to $19 million in 2025 from $22 million in 2024, primarily due to foreign currency transactions gains between periods and upfront transaction costs incurred in 2024 related to the Receivables Purchase Facility.

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 3, "Sale of Receivables" for further discussion regarding the Receivables Purchase Facility.

Benefit (Provision) for Income Taxes

Our income tax expense was $24 million in 2025 compared to $23 million income tax benefit in 2024. Our effective tax rate decreased from 2.6% in 2024 to (11.9)% in 2025. The decrease in the effective tax rate year-over-year is primarily due to the tax impact associated with changes in the valuation allowance, geographic distribution of profits, the tax impact associated with goodwill impairments recorded in both the first and third quarters of 2024, the majority of which were nondeductible for income tax purposes, and the income tax benefit related to the March 2024 Refinancing Transactions. The difference between the effective tax rate and the statutory rate in 2025 is primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is non-deductible under IRC Section 162(m), the net impact of the geographic distribution of our earnings, and tax effects from non-deductible share-based compensation.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our income tax expense, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 13, "Taxes."

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

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue decreased 7.7%. The following table presents revenue by segment:

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

Private Cloud revenue in 2024 decreased 13.2% on an actual basis and 13.6% on a constant currency basis, from 2023, reflecting customer transitions off legacy platforms.

Cost of Revenue

Cost of revenue decreased $125 million, or 5%, to $2,204 million in 2024 from $2,328 million in 2023. The decrease in cost of revenue was primarily due to an increase in the useful life of certain customer gear assets which resulted in a decline in depreciation expense between periods. Additionally, a reduction in headcount drove a decrease in personnel costs. Also contributing to the reduction in cost of revenue was license expense due to decreased usage between periods.

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

Selling, General and Administrative Expenses

SG&A expenses decreased $60 million, or 8%, to $708 million in 2024 from $767 million in 2023. 2023 includes $12 million of expense recognized for a UK office that we exited in the second quarter of 2023, prior to the lease end date. Further contributing to the decrease year-over-year was additional insurance recovery proceeds related to the Hosted Exchange incident received in 2024. In addition, personnel costs decreased due to a reduction in salaries driven by lower headcount and decreases in severance and commissions expense, partially offset by an increase in non-equity incentive compensation. Other non-personnel cost fluctuations included lower professional fees, a reduction in depreciation and amortization expense, and business optimization related expenses between periods. We also had an increase in the gain on sale of certain assets which further contributed to the reduction in SG&A expenses.

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

Private Cloud operating profit decreased 14% in 2024 from 2023. Segment operating profit as a percentage of segment revenue decreased by 30 basis points, due to a 13% decrease in segment revenue; inline with a 13% decrease in segment operating expenses. The decrease in operating expenses was largely driven by a reduction in depreciation expense due to an increase in the useful life of certain customer gear assets, as discussed in “Cost of Revenue” above. Also contributing to the reduction in Private Cloud operating expenses was a decrease in license expense and personnel costs between periods.

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

The following tables present, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Year Ended December 31, 2024	Year Ended December 31, 2025			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$1,682.6	$1,696.0	$(1.5)	$1,694.5	0.8%	0.7%
Private Cloud	1,054.5	989.7	(5.4)	984.3	(6.1)%	(6.7)%
Total	$2,737.1	$2,685.7	$(6.9)	$2,678.8	(1.9)%	(2.1)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

	Year Ended December 31, 2023	Year Ended December 31, 2024			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$1,742.7	$1,682.6	$(1.4)	$1,681.2	(3.4)%	(3.5)%
Private Cloud	1,214.4	1,054.5	(5.6)	1,048.9	(13.2)%	(13.6)%
Total	$2,957.1	$2,737.1	$(7.0)	$2,730.1	(7.4)%	(7.7)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

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

The table below presents a reconciliation of gross profit to Non-GAAP Gross Profit:

	Year Ended December 31,
(In millions)	2023	2024	2025
Gross profit	$628.8	$533.4	$506.4
Share-based compensation expense	9.1	7.6	5.1
Purchase accounting impact on expense (a)	2.6	1.8	0.8
Restructuring and transformation expenses (b)	17.9	19.8	8.9
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	0.3	—	—
Non-GAAP Gross Profit	$658.7	$562.6	$521.2

(a)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
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

The following tables present a reconciliation of Non-GAAP Net Loss and Adjusted EBITDA to the most directly comparable GAAP financial measures. For a reconciliation of loss from operations to Non-GAAP Operating Profit, see “Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit” in the year-over-year comparisons under "Results of Operations" above.

Net loss reconciliation to Non-GAAP Net Loss

	Year Ended December 31,
(In millions)	2023	2024	2025
Net loss	$(837.8)	$(858.2)	$(225.8)
Share-based compensation expense	65.4	63.4	45.1
Transaction-related adjustments, net (a)	5.2	5.2	2.5
Restructuring and transformation expenses (b)	56.7	58.5	32.3
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	(4.8)	(1.4)	—
Impairment of goodwill	708.8	714.9	—
UK office closure (c)	12.1	—	—
Impairment of assets, net	52.2	20.0	—
Net gain on divestiture and investments (d)	(0.3)	(0.1)	(0.3)
Gain on debt extinguishment, net of debt modification costs	(271.3)	(147.2)	—
Interest expense impact from the March 2024 Refinancing Transactions (e)	—	(72.9)	(83.0)
Other adjustments (f)	(1.0)	1.2	(2.1)
Amortization of intangible assets (g)	161.0	154.1	146.9
Tax effect of non-GAAP adjustments (h)	1.7	(1.0)	39.7
Non-GAAP Net Loss	$(52.1)	$(63.5)	$(44.7)

Net loss reconciliation to Adjusted EBITDA

	Year Ended December 31,
(In millions)	2023	2024	2025
Net loss	$(837.8)	$(858.2)	$(225.8)
Share-based compensation expense	65.4	63.4	45.1
Transaction-related adjustments, net (a)	5.2	5.2	2.5
Restructuring and transformation expenses (b)	56.7	58.5	32.3
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	(4.8)	(1.4)	—
Impairment of goodwill	708.8	714.9	—
UK office closure (c)	12.1	—	—
Impairment of assets, net	52.2	20.0	—
Net gain on divestiture and investments (d)	(0.3)	(0.1)	(0.3)
Gain on debt extinguishment, net of debt modification costs	(271.3)	(147.2)	—
Other expense, net (i)	5.0	21.7	18.7
Interest expense	221.6	98.0	82.7
Provision (benefit) for income taxes	(16.6)	(23.3)	24.0
Depreciation and amortization (j)	366.4	293.3	296.5
Adjusted EBITDA	$362.6	$244.8	$275.7

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
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

	Year Ended December 31,
(In millions, except per share amounts)	2023	2024	2025
Net loss attributable to common stockholders	$(837.8)	$(858.2)	$(225.8)
Non-GAAP Net Loss	$(52.1)	$(63.5)	$(44.7)

Weighted average number of shares - Diluted	215.3	224.8	238.7
Effect of dilutive securities (a)	3.1	10.7	6.2
Non-GAAP weighted average number of shares - Diluted	218.4	235.5	244.9

Net loss per share - Diluted	$(3.89)	$(3.82)	$(0.95)
Per share impacts of adjustments to net loss (b)	3.65	3.54	0.76
Per share impacts of shares after adjustments to net loss (a)	0.00	0.01	0.01
Non-GAAP Loss Per Share	$(0.24)	$(0.27)	$(0.18)

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

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the New Revolving Credit Facility. As of December 31, 2025, the New Revolving Credit Facility provided for up to $375 million of borrowings, $60 million of which was drawn and outstanding as of December 31, 2025. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

At December 31, 2025, we held $106 million in cash and cash equivalents (not including $2 million in restricted cash, which is included in "Other non-current assets"), of which $66 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $53 million outstanding with respect to these arrangements as of December 31, 2025. We may choose to utilize these various sources of funding in future periods. Refer to Item 8 of Part II, Financial Statements and Supplementary Data - Note 9, "Financing Obligations" for more information regarding financing obligations.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $485 million outstanding with respect to operating and finance lease agreements as of December 31, 2025. We may choose to utilize such leasing arrangements in future periods. Refer to Item 8 of Part II, Financial Statements and Supplementary Data - Note 8, "Leases" for more information regarding our operating and finance leases.

As of December 31, 2025, we had $2,429 million aggregate principal amount outstanding under the FLSO Term Loan Facility, the FLFO Term Loan Facility, the Term Loan Facility, 3.50% FLSO Senior Secured Notes, 5.375% Senior Notes, and 3.50% Senior Secured Notes. The New Revolving Credit Facility provides for up to $375 million of borrowings, $60 million of which was drawn and outstanding as of December 31, 2025. Our liquidity requirements are significant, primarily due to debt service requirements.

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

As of December 31, 2025, the contractual interest rate on the FLSO Term Loan Facility was 6.61%. We are required to make quarterly principal payments of $4 million.

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

As of December 31, 2025, $1,610 million in aggregate principal amount of the FLSO Term Loan Facility remained outstanding.

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

As of December 31, 2025, the contractual interest rate on the FLFO Term Loan Facility was 10.11%. We are required to make quarterly principal payments of $0.7 million.

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

As of December 31, 2025, $270 million aggregate principal amount of the FLFO Term Loan Facility remained outstanding.

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

As of December 31, 2025, we had total commitments of $375 million, $60 million of outstanding borrowings under the New Revolving Credit Facility, and $24 million of letters of credit issued thereunder. As such, as of December 31, 2025, we had $292 million of available commitments remaining.

3.50% FLSO Senior Secured Notes due 2028

On March 12, 2024, Rackspace Finance issued $267 million initial aggregate principal amount of 3.50% FLSO Senior Secured Notes. The 3.50% FLSO Senior Secured Notes will mature on May 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on each February 15 and August 15.

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

As of December 31, 2025, $319 million aggregate principal amount of the 3.50% FLSO Senior Secured Notes were outstanding.

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

As of December 31, 2025, the interest rate on the Term Loan Facility was 6.60% and the outstanding principal balance was $61 million. We are required to make quarterly principal payments of $0.2 million, with the balance due at maturity on February 15, 2028.

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

3.50% Senior Secured Notes

On February 9, 2021, Rackspace Technology Global issued $550 million aggregate principal amount of 3.50% Senior Secured Notes. The 3.50% Senior Secured Notes will mature on February 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on each February 15 and August 15. The 3.50% Senior Secured Notes are not subject to registration rights.

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

Rackspace Technology Global may redeem the 3.50% Senior Secured Notes at its option, in whole at any time or in part from time to time at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date. Notwithstanding the foregoing, Rackspace Technology Global may redeem during each twelve-month period, commencing with February 9, 2021, up to 10.0% of the original aggregate principal amount of the 3.50% Senior Secured Notes at a redemption price of 103.000%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

As of December 31, 2025, $44 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

5.375% Senior Notes

Rackspace Technology Global issued $550 million aggregate principal amount of the 5.375% Senior Notes on December 1, 2020. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at a fixed rate of 5.375% per year, payable semi-annually on each June 1 and December 1. The 5.375% Senior Notes are not subject to registration rights.

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

Rackspace Technology Global may redeem the 5.375% Senior Notes at its option, in whole at any time or in part from time to time, from December 1, 2025 and thereafter, at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date.

As of December 31, 2025, $125 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

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

As of December 31, 2025, we were in compliance with all covenants under the New Senior Facilities, the Senior Facilities and the Indentures.

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

As of December 31, 2025, the New Credit Group had total assets of $2,796 million and total liabilities of $3,779 million, which included total debt of $2,517 million. The financial information for the New Credit Group differs from the financial information for the company and its consolidated subsidiaries primarily because Rackspace Technology Global has (i) debt that is not guaranteed by the New Credit Group, which debt was $229 million as of December 31, 2025, and (ii) Rackspace Technology Global is the party to the interest rate swap which had a net asset value of $1 million as of December 31, 2025.

Capital Expenditures

The following table sets forth a summary of our total capital expenditures for the periods indicated:

	Year Ended December 31,
(In millions)	2023	2024	2025
Customer gear (1)	$115.3	$88.8	$94.3
Data center build outs (2)	2.9	1.2	1.0
Office build outs (3)	1.8	0.3	—
Capitalized software and other projects (4)	61.3	46.1	44.1
Total capital expenditures	$181.3	$136.4	$139.4
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

Total capital expenditures were relatively flat from 2024 to 2025 as increased purchases of customer gear were partially offset by a reduction in capitalized software and other projects between periods.

The $45 million decrease from 2023 to 2024 was primarily driven by purchases of customer gear originally intended to support a specific new customer during the first quarter of 2023. This new customer did not materialize as expected; however, the gear is fungible and has been redeployed to support other business requirements. This gear was acquired through a finance lease.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Year Ended December 31,
(In millions)	2023	2024	2025
Cash provided by operating activities	$374.9	$39.9	$151.4
Cash used in investing activities	$(96.0)	$(86.6)	$(58.4)
Cash used in financing activities	$(312.8)	$(3.0)	$(134.6)

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

Net cash provided by operating activities for 2025 increased $112 million from 2024. The increase in operating cash between periods was primarily driven by a decrease of $25 million of cash paid for operating expenses in 2025 compared to 2024. Additionally, there was an increase in cash proceeds related to accounts receivable sold of $35 million in 2025 compared to a decrease of $5 million in 2024. Lastly, in 2024, $32 million in third party fees were paid in connection with the March 2024 Refinancing Transactions and a $9 million early termination fee associated with the sale of our corporate headquarters was paid. There were no similar one time fees paid in 2025.

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

Net cash used in investing activities for 2025 decreased $28 million, or 33%, from 2024 primarily due to a $50 million reduction in cash purchases of property, equipment, and software between periods, partially offset by $17 million of net proceeds received in 2024 from the March 2024 sale of our corporate headquarters facility.

Net cash used in investing activities for 2024 decreased $9 million, or 10%, from 2023 primarily due to $17 million of net proceeds received in the current year from the March 2024 sale of our corporate headquarters facility. In addition, there was a $7 million increase in cash from other investing activities largely due to the sale of property and equipment between periods. These cash inflows were partially offset by a $14 million increase in cash purchases of property, equipment, and software from 2023 to 2024.

Cash Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities for 2025 increased $132 million from 2024. The change was primarily driven by $275 million of proceeds received in 2024 from the FLFO Term Loan Facility as part of the March 2024 Refinancing Transactions compared to just $155 million of debt proceeds in the current period from borrowings on the New Revolving Credit Facility. An increase in debt repayments of $35 million between periods further contributed to the increase in cash used in financing activities. This activity was partially offset by $22 million of payments in 2024 related to debt extinguishment costs.

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

We also performed recoverability tests of our long-lived assets in conjunction with the goodwill impairment analyses discussed below which did not result in any impairment charges.

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

October 1, 2025 Assessment

In connection with our annual impairment analysis as of October 1, 2025, we completed a quantitative goodwill impairment analysis. The results of the quantitative goodwill impairment analysis performed as of October 1, 2025 indicated no impairment charges to our Private Cloud or Public Cloud reporting units.

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

March 31, 2023 Assessment

As of March 31, 2023, we evaluated several goodwill impairment indicators following a sustained decline in our stock price during the first quarter of 2023 that resulted in our market capitalization being less than the carrying value of our combined reporting units. This evaluation included the assessment of several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance for the first three months of the year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of March 31, 2023.

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

September 30, 2023 Assessment

As of September 30, 2023, we evaluated several goodwill impairment indicators following a sustained decline in our stock price during the third quarter of 2023 that resulted in our market capitalization being less than the carrying value of our combined reporting units. This evaluation included the assessment of several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance for the first nine months of the year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of September 30, 2023.

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

As of December 31, 2025, the carrying amount of goodwill was $740.1 million.

Indefinite-Lived Intangible Assets

Year Ended December 31, 2025

We completed the quantitative assessments of our indefinite-lived intangible asset prior to testing our goodwill for impairment as of October 1, 2025 which did not indicate any impairment of the Rackspace trade name.

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

In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) issued model rules for a new global minimum tax framework (Pillar Two). Governments in many of the countries where we operate have issued, or are in the process of issuing, legislation on this rule. As of December 31, 2025, our company is subject to Pillar Two legislation in certain jurisdictions where we operate. We have evaluated the potential impact of Pillar Two and it did not have a material impact on the company’s results of operations in 2025. Although we do not currently expect that Pillar Two will have a material impact on our future results of operations, we will continue to evaluate the potential impact on future periods of the “Pillar Two” framework as additional guidance is released and additional countries may adopt this legislation.

For a description of accounting pronouncements recently adopted and issued, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies."

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate debt under our Senior Facilities and New Senior Facilities, which includes our $375 million New Revolving Credit Facility and $1,941 million outstanding under the Term Loan Facility, FLSO Term Loan Facility and FLFO Term Loan Facility. As of December 31, 2025, there were $60 million of outstanding borrowings under the New Revolving Credit Facility. As of December 31, 2025, assuming the New Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities and New Senior Facilities.

Our Term Loan Facility, FLSO Term Loan Facility and FLFO Term Loan Facility bear interest at an annual rate equal to an applicable margin plus one-month Term SOFR, subject to a 0.75% floor. We have entered into an interest rate swap agreement indexed to one-month Term SOFR (subject to a floor of 0.75%) in order to manage our risk from fluctuations in one-month Term SOFR above the 0.75% floor.

The key terms of the swap outstanding as of December 31, 2025 are presented below:

Transaction Date	Effective Date	Notional Amount (in millions)	Fixed Rate Paid	Maturity Date
February 2021	February 9, 2021	$1,350.0	2.34150%	February 9, 2026

See Item 8 of Part II, Financial Statements and Supplementary Data - Note 14, "Derivatives," for more information on interest rate swaps.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See “Constant Currency Revenue.” While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. During 2025, we recognized foreign currency transaction losses of $1 million within "Other expense, net" in our Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. During 2025, we expensed approximately $36 million for utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RACKSPACE TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Rackspace Technology, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Rackspace Technology, Inc. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of goodwill for the Private Cloud and Public Cloud reporting units
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated net goodwill balance was $740.1 million as of December 31, 2025, which included goodwill associated with the Private Cloud and Public Cloud reporting units of $597.2 million and $142.9 million, respectively. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is subject to impairment testing on an annual basis as of October 1st and more frequently if events or circumstances indicate a potential impairment.

We identified the evaluation of the fair value of the Private Cloud and Public Cloud reporting units used in the annual goodwill impairment assessment as a critical audit matter. We performed sensitivity analyses to determine the significant assumptions used to estimate the fair value of the Private Cloud and Public Cloud reporting units. A high degree of subjective auditor judgment was required to evaluate certain key assumptions, including the forecasted revenue growth rates, projected EBITDA margins, risk-adjusted discount rates and terminal growth rates. The assessment of these key assumptions was subjective as they are based largely on the outcome of future market and economic conditions and changes to these assumptions could have a significant impact on the fair value of the reporting units. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment process. This included controls related to the development and selection of the key assumptions used to estimate the fair value of the Private Cloud and Public Cloud reporting units. We evaluated the reasonableness of the Company’s forecasted revenue growth rates and projected EBITDA margins for the Private Cloud and Public Cloud reporting units, by comparing them to the Company’s historical performance, available external industry data, and other internal information, taking into account changes in conditions and events affecting the company. We compared the Company’s historical revenue and cost forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s terminal growth rates by comparing them to the long-term growth rate estimates that were independently observed using publicly available market data for the Company’s industry as well as U.S. economic growth rates
•evaluating the risk-adjusted discount rates by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable entities
•developing an independent estimate of the Private Cloud and Public reporting units’ fair values using each reporting unit’s cash flow forecast and discount rate and comparing the result to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

San Antonio, Texas
March 6, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Rackspace Technology, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Rackspace Technology, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 6, 2026 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
San Antonio, Texas
March 6, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rackspace Technology, Inc.

Opinion on the Financial Statements
We have audited the consolidated balance sheet of Rackspace Technology, Inc. and its subsidiaries (the "Company") as of December 31, 2024, and the related consolidated statements of comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the two years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Austin, Texas
March 20, 2025

We served as the Company’s auditor from 2017 to 2025.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	December 31, 2024	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$144.0	$105.8
Accounts receivable, net of allowance for credit losses and accrued customer credits of $27.0 and $12.2, respectively	298.8	266.5
Prepaid expenses	84.9	84.4
Other current assets	91.1	61.1
Total current assets	618.8	517.8

Property, equipment and software, net	601.0	596.3
Goodwill, net	735.7	740.1
Intangible assets, net	844.7	698.3
Operating right-of-use assets	134.6	144.6
Other non-current assets	119.3	102.7
Total assets	$3,054.1	$2,799.8

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$389.6	$413.9
Accrued compensation and benefits	96.7	85.4
Deferred revenue	84.2	94.6
Debt	29.2	27.3
Accrued interest	7.4	5.4
Operating lease liabilities	55.9	54.7
Finance lease liabilities	53.1	48.0
Financing obligations	16.4	14.0
Other current liabilities	34.1	23.4
Total current liabilities	766.6	766.7

Non-current liabilities:
Debt	2,756.4	2,718.7
Operating lease liabilities	77.8	84.2
Finance lease liabilities	293.1	297.7
Financing obligations	39.2	39.3
Deferred income taxes	30.2	34.7
Other non-current liabilities	95.0	78.0
Total liabilities	4,058.3	4,019.3

Commitments and Contingencies (Note 10)

Stockholders' deficit:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 232.2 and 248.4 shares issued; 229.1 and 245.3 shares outstanding, respectively	2.3	2.5
Additional paid-in capital	2,682.8	2,709.7
Accumulated other comprehensive income	24.1	7.5
Accumulated deficit	(3,682.4)	(3,908.2)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' deficit	(1,004.2)	(1,219.5)
Total liabilities and stockholders' deficit	$3,054.1	$2,799.8

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions, except per share data)	2023	2024	2025
Revenue	$2,957.1	$2,737.1	$2,685.7
Cost of revenue	(2,328.3)	(2,203.7)	(2,179.3)
Gross profit	628.8	533.4	506.4
Selling, general and administrative expenses	(767.2)	(707.6)	(607.1)
Impairment of goodwill	(708.8)	(714.9)	—
Impairment of assets, net	(52.2)	(20.0)	—
Loss from operations	(899.4)	(909.1)	(100.7)
Other income (expense):
Interest expense	(221.6)	(98.0)	(82.7)
Gain on investments, net	0.3	0.1	0.3
Gain on debt extinguishment, net of debt modification costs	271.3	147.2	—
Other expense, net	(5.0)	(21.7)	(18.7)
Total other income (expense)	45.0	27.6	(101.1)
Loss before income taxes	(854.4)	(881.5)	(201.8)
Benefit (provision) for income taxes	16.6	23.3	(24.0)
Net loss	$(837.8)	$(858.2)	$(225.8)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$8.0	$(8.2)	$15.2
Unrealized gain on derivative contracts	10.8	15.1	2.0
Amount reclassified from accumulated other comprehensive income (loss) to earnings	(29.9)	(43.1)	(33.8)
Other comprehensive loss	(11.1)	(36.2)	(16.6)
Comprehensive loss	$(848.9)	$(894.4)	$(242.4)

Net loss per share:
Basic and diluted	$(3.89)	$(3.82)	$(0.95)
Weighted average number of shares outstanding:
Basic and diluted	215.3	224.8	238.7

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2023	2024	2025
Cash Flows From Operating Activities
Net loss	$(837.8)	$(858.2)	$(225.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	369.7	295.4	298.3
Reduction in carrying amount of operating right-of-use assets	73.2	67.6	64.3
Deferred income taxes	(41.9)	(35.0)	23.7
Share-based compensation expense	65.4	63.4	45.1
Impairment of goodwill	708.8	714.9	—
Impairment of assets, net	52.2	20.0	—
Gain on debt extinguishment, net of debt modification costs	(271.3)	(147.2)	—
Unrealized loss on derivative contracts	15.5	—	—
Gain on investments, net	(0.3)	(0.1)	(0.3)
Provision for bad debts and accrued customer credits	9.0	19.5	6.1
Amortization of debt issuance costs and debt discount and premium	7.9	2.2	6.0
Third party fees paid in connection with the March 2024 Refinancing Transactions	—	(31.7)	—
Non-cash fair value adjustments	(1.0)	(2.2)	(2.1)
Other operating activities	0.4	(6.5)	(2.0)
Changes in operating assets and liabilities:
Accounts receivable	275.1	20.5	27.6
Prepaid expenses and other current assets	24.6	10.5	(2.8)
Accounts payable, accrued expenses, and other current liabilities	(44.2)	(22.2)	(26.4)
Deferred revenue	(5.8)	2.4	10.4
Operating lease liabilities	(65.6)	(82.8)	(68.8)
Other non-current assets and liabilities	41.0	9.4	(1.9)
Net cash provided by operating activities	374.9	39.9	151.4
Cash Flows From Investing Activities
Purchases of property, equipment and software	(96.9)	(111.1)	(60.8)
Proceeds from sale of headquarters	—	16.9	—
Other investing activities	0.9	7.6	2.4
Net cash used in investing activities	(96.0)	(86.6)	(58.4)
Cash Flows From Financing Activities
Proceeds from employee stock plans	1.3	0.9	0.5
Shares of common stock withheld for employee taxes	(1.0)	(4.3)	(2.0)
Proceeds from borrowings under long-term debt arrangements	50.0	275.0	155.0
Payments on long-term debt	(241.9)	(163.0)	(198.2)
Debt extinguishment costs	—	(22.1)	—
Payments on financing component of interest rate swap	(18.8)	(17.3)	(17.4)
Principal payments of finance lease liabilities	(79.7)	(56.9)	(56.6)
Principal payments of financing obligations	(22.7)	(15.3)	(15.9)
Net cash used in financing activities	(312.8)	(3.0)	(134.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2.2	(3.0)	2.6
Decrease in cash, cash equivalents, and restricted cash	(31.7)	(52.7)	(39.0)
Cash, cash equivalents, and restricted cash at beginning of period	231.4	199.7	147.0
Cash, cash equivalents, and restricted cash at end of period	$199.7	$147.0	$108.0

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$213.9	$103.6	$82.8
Cash payments for income taxes, net of refunds	$11.9	$10.8	$8.3

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$67.7	$40.8	$50.6
Acquisition of property, equipment and software by financing obligations	25.0	4.4	13.7
Increase (decrease) in property, equipment and software accrued in liabilities	(13.6)	(9.9)	15.3
Other non-cash activity	5.3	(10.0)	(1.0)
Non-cash purchases of property, equipment and software	$84.4	$25.3	$78.6

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Consolidated Statements of Cash Flows.

	Year Ended December 31,
(In millions)	2023	2024	2025
Cash and cash equivalents	$196.8	$144.0	$105.8
Restricted cash included in other non-current assets	2.9	3.0	2.2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$199.7	$147.0	$108.0

See accompanying notes to the consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	215.7	$2.2	$2,573.3	$71.4	$(1,986.4)	3.1	$(31.0)	$629.5
Exercise of stock options and release of stock awards, net of shares withheld	4.1	—	(1.0)	—	—	—	—	(1.0)
Issuance of shares from Employee Stock Purchase Plan	0.7	—	1.3	—	—	—	—	1.3
Share-based compensation expense for equity classified awards	—	—	64.6	—	—	—	—	64.6
Net loss	—	—	—	—	(837.8)	—	—	(837.8)
Other comprehensive loss	—	—	—	(11.1)	—	—	—	(11.1)
Balance at December 31, 2023	220.5	$2.2	$2,638.2	$60.3	$(2,824.2)	3.1	$(31.0)	$(154.5)
Exercise of stock options and release of stock awards, net of shares withheld	11.1	0.1	(4.4)	—	—	—	—	(4.3)
Issuance of shares from Employee Stock Purchase Plan	0.6	—	0.9	—	—	—	—	0.9
Share-based compensation expense for equity classified awards	—	—	48.1	—	—	—	—	48.1
Net loss	—	—	—	—	(858.2)	—	—	(858.2)
Other comprehensive loss	—	—	—	(36.2)	—	—	—	(36.2)
Balance at December 31, 2024	232.2	$2.3	$2,682.8	$24.1	$(3,682.4)	3.1	$(31.0)	$(1,004.2)
Exercise of stock options and release of stock awards, net of shares withheld	15.7	0.2	(2.2)	—	—	—	—	(2.0)
Issuance of shares from Employee Stock Purchase Plan	0.5	—	0.5	—	—	—	—	0.5
Share-based compensation expense for equity classified awards	—	—	28.6	—	—	—	—	28.6
Net loss	—	—	—	—	(225.8)	—	—	(225.8)
Other comprehensive loss	—	—	—	(16.6)	—	—	—	(16.6)
Balance at December 31, 2025	248.4	$2.5	$2,709.7	$7.5	$(3,908.2)	3.1	$(31.0)	$(1,219.5)

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

Liquidity Overview

We are a highly leveraged company. As of December 31, 2025, we had $2,429.2 million aggregate principal amount outstanding under our debt instruments, which are comprised of the FLFO Term Loan Facility, the FLSO Term Loan Facility, the Term Loan Facility, the 3.50% FLSO Senior Secured Notes, the 5.375% Senior Notes, and the 3.50% Senior Secured Notes. We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the New Revolving Credit Facility. As of December 31, 2025, the New Revolving Credit Facility provided for up to $375.0 million of borrowings, $60.0 million of which was drawn and outstanding as of December 31, 2025. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash and cash equivalents of $105.8 million as of December 31, 2025, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on our ability to deliver on our strategic objectives and prevailing economic conditions and other factors, many of which are beyond our control.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments, such as money market funds, with original maturities of three months or less when acquired to be cash equivalents.

Restricted cash, included in "Other non-current assets" in our Consolidated Balance Sheets, represents collateral for letters of credit. Restricted cash was $3.0 million and $2.2 million as of December 31, 2024 and 2025, respectively.

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

Replacements and major improvements to property, equipment and software are capitalized, while maintenance and repairs are charged to expense as incurred. We also capitalize interest costs incurred during the acquisition, development and construction of certain assets until the asset is ready for its intended use. We capitalized interest of $0.8 million, $0.9 million and $0.7 million for the years ended December 31, 2023, 2024 and 2025, respectively.

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

Assets classified as held for sale are recorded at the lower of carrying value or its estimated fair value, less costs to sell, and no depreciation and amortization is recorded after the held for sale classification is met. As of December 31, 2022, our former corporate headquarters property was classified as held for sale. See Note 5, "Property, Equipment and Software, net" for more information.

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

We performed recoverability tests of our long-lived assets in conjunction with the goodwill impairment analyses discussed below which did not result in any impairment charges.

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

Year Ended December 31, 2025

We performed our annual goodwill impairment test as of October 1, 2025 and the results of our test did not indicate any impairment of goodwill.

As of December 31, 2025, we evaluated several goodwill impairment indicators following a sustained decline in our stock price during the fourth quarter of 2025 and determined that it was not more likely than not that the fair values of our reporting units were less than the carrying values. In reaching this conclusion, we evaluated the decline in our market capitalization together with other factors, including the significance of the amount of excess carrying value over fair value as of the October 1, 2025 annual test, consistency of our current and forecasted operating margins and cash flows, and budgeted-to-actual performance for the fourth quarter of 2025, among others. We will continue to evaluate whether circumstances indicate an impairment may exist each reporting period. If there are significant changes in events or circumstances, including further declines in our market capitalization or deterioration in the equity and debt markets, impacts to our forecasted results due to macroeconomic factors or actual operating performance of our reporting units, or other factors that may affect the significant inputs used to determine the fair value of our reporting units, it is possible that an impairment charge may be recorded in the future, which could be material.

Year Ended December 31, 2024

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

As of March 31, 2023, we evaluated several goodwill impairment indicators following a sustained decline in our stock price during the first quarter of 2023 that resulted in our market capitalization being less than the carrying value of our combined reporting units. This evaluation included the assessment of several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance for the first three months of the year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of March 31, 2023.

As of September 30, 2023, we evaluated several goodwill impairment indicators following a sustained decline in our stock price during the third quarter of 2023 that resulted in our market capitalization being less than the carrying value of our combined reporting units. This evaluation included the assessment of several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including the significance of the amount, if any, of excess carrying value over fair value, consistency of operating margins and cash flows, budgeted-to-actual performance for the first nine months of the year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. After considering all available evidence in our evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment of our reporting units as of September 30, 2023.

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

For the goodwill impairment tests completed during the years ended December 31, 2023, 2024 and 2025, including the interim quantitative analyses, we compare the fair values of each of our reporting units to their respective carrying amounts. The fair values of each of our reporting units were derived using the income approach, specifically the discounted cash flow method. The discounted cash flow models reflect our assumptions and considerations regarding revenue growth rates, projected gross profit margins, projected operating costs, projected EBITDA margins, projected capital expenditures, risk-adjusted discount rates, terminal period growth rates, and economic market trends. As part of the goodwill impairment test, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units. Goodwill impairment is measured as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill for that reporting unit.

Year Ended December 31, 2025

The results of our quantitative goodwill impairment analysis as of October 1, 2025 indicated no impairment of goodwill.

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

Due to the factors discussed in the goodwill analyses above and prior to testing our goodwill for impairment, we performed a quantitative assessment of our indefinite-lived intangible asset as of September 30, 2023 and February 29, 2024. The quantitative assessment performed as of those dates indicated the estimated fair value of the Rackspace trade name was less than its carrying value. As a result, we recorded a $57.0 million and $20.0 million non-cash impairment charge as of September 30, 2023 and February 29, 2024, respectively. These charges are included in "Impairment of assets, net" in our Consolidated Statements of Comprehensive Loss in the third quarter of 2023 and first quarter of 2024, respectively.

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

The aggregate carrying value of equity investments that do not have a readily determinable fair value was $5.1 million as of December 31, 2024 and 2025.

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

Our other primary source of revenue is for services within our Public Cloud segment. Customers are generally invoiced monthly based on usage. Contracts for these arrangements typically operate on a consumption model and can be canceled at any time without penalty. We also provide customers with professional services for the design and implementation of application, security and data services. Professional service contracts are either fixed-fee or time-and-materials based. We typically consider these services to be a separate performance obligation from other integrated solutions being provided to the same customer. Our performance obligations under these arrangements are typically to provide the services on a daily basis over a period of time and therefore we recognize revenue as the services are performed.

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

Advertising costs are expensed in the period incurred. Advertising expense was $27.6 million, $26.4 million and $22.8 million for the years ended December 31, 2023, 2024 and 2025, respectively.

R&D expense was $43.7 million, $45.4 million and $39.1 million, for the years ended December 31, 2023, 2024 and 2025, respectively.

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

Transaction gains or losses in currencies other than the functional currency are included as a component of "Other expense, net" in the Consolidated Statements of Comprehensive Loss. We recorded transaction gains of $3.9 million, losses of $2.4 million, and losses of $1.2 million for the years ended December 31, 2023, 2024 and 2025, respectively.

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

As of December 31, 2024 and 2025, we do not have any outstanding foreign currency hedging contracts.

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

As of December 31, 2024 and 2025, we do not have any power contracts recorded at fair value on the Consolidated Balance Sheets, as we have applied the normal purchases and normal sales scope exception to derivative accounting for all fixed priced power contracts.

Recent Accounting Pronouncements

Recently Adopted

Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. ASU 2023-09 expands the existing disclosure requirements for the annual rate reconciliation between the effective tax rate and the statutory federal tax rate by requiring reconciliation items to be disaggregated by defined categories and disclosed as both percentages and amounts. The ASU also requires the disaggregation of income taxes paid by jurisdiction for each annual period presented. We have applied this guidance prospectively to our annual income tax disclosures in Note 13, "Taxes."

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Measurement of Credit Losses

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions under ASC 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance should be applied on a prospective basis. We are currently evaluating the potential impact of this ASU on our consolidated financial statements and related disclosures.

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

Hedge Accounting Improvements

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815) – Hedge Accounting Improvements to clarify certain aspects of existing hedge accounting guidance and to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 specifically addresses five issues that are intended to better enable entities to achieve and maintain hedge accounting for highly effective economic hedges. The issues addressed are (1) Similar Risk Assessment for Cash Flow Hedges; (2) Hedging Forecasted Interest Payments on Choose-Your-Rate Debt Instruments; (3) Cash Flow Hedges of Nonfinancial Forecasted Transactions; (4) Net Written Options as Hedging Instruments; and (5) Foreign-Currency-Denominated Debt Instrument as Hedging Instrument and Hedged Item (Dual Hedge). This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance should be applied on a prospective basis for all hedging relationships. Upon adoption, entities are permitted to modify certain critical terms of certain existing hedging relationships without de-designating the hedge. We are currently evaluating the potential impact of this ASU on our consolidated financial statements and related disclosures.

Interim Reporting

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) – Narrow-Scope Improvements to provide clarity on the current interim reporting requirements and the applicability of Topic 270. ASU 2025-11 includes lists of interim disclosures required by all other codification topics and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendment is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the potential impact of this ASU on our condensed consolidated financial statements and related disclosures included in our interim reports.

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Consolidated Balance Sheets Account	December 31, 2023	December 31, 2024	December 31, 2025
Accounts receivable, net	Accounts receivable, net (1)	$339.7	$298.8	$266.5
Current portion of contract assets	Other current assets	$10.7	$6.2	$3.8
Non-current portion of contract assets	Other non-current assets	$8.6	$6.4	$3.5
Current portion of deferred revenue	Deferred revenue	$78.8	$84.2	$94.6
Non-current portion of deferred revenue	Other non-current liabilities	$5.3	$2.0	$2.6
(1)    Allowance for credit losses and accrued customer credits was $20.1 million, $27.0 million and $12.2 million as of December 31, 2023, 2024 and 2025, respectively.

The following table sets forth the changes in the allowance for credit losses during the years ended December 31, 2023, 2024 and 2025:

(In millions)	Beginning Balance	Additions (1)	Write-offs of Accounts Receivables, Net of Recoveries	Ending Balance
For the years ending December 31,
2023	$18.4	$9.2	$(13.4)	$14.2
2024	$14.2	$18.3	$(12.6)	$19.9
2025	$19.9	$11.2	$(21.0)	$10.1
(1)    Additions to the allowance for credit losses are charged to bad debt within "Selling, general and administrative expenses."

Amounts recognized in revenue for the years ended December 31, 2023, 2024 and 2025, which were included in deferred revenue as of the beginning of each period totaled $80.9 million, $78.8 million and $84.2 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2024 and 2025, the balances of capitalized costs to obtain a contract were $38.6 million and $30.8 million, respectively, and the balances of capitalized costs to fulfill a contract were $13.7 million and $16.3 million, respectively. These capitalized costs are included in "Other non-current assets" on the Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs were as follows:

	Year Ended December 31,
(In millions)	2023	2024	2025
Amortization of capitalized sales commissions	$38.1	$29.4	$25.3
Amortization of capitalized implementation costs	$13.0	$9.6	$9.7

Remaining Performance Obligations

As of December 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations was $585.0 million, of which approximately 49% is expected to be recognized as revenue during 2026 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. The aggregate amount of transaction price excludes variable consideration related to our usage-based arrangements for which we recognize revenue based on the right to invoice for the services performed.

The E.U. Data Act became effective in September 2025 and establishes new requirements related to cloud service switching rights and limits on early termination fees. These provisions will require modifications to our existing E.U. contract terms. We are currently assessing which of our contracts are subject to these requirements. As of December 31, 2025, our existing contractual terms were in place and provide the basis for the remaining performance obligations disclosed above. We expect to revise our contractual terms to comply with the E.U. Data Act in 2026 which could reduce the amount of remaining performance obligations disclosed in future periods.

Convertible Promissory Note

On September 27, 2022, we entered into a convertible note purchase agreement with a private company that is also a customer and a vendor. Pursuant to the purchase agreement, we purchased an unsecured convertible promissory note (the "Note") in an aggregate principal amount of $15.0 million. The Note accrues simple interest at a rate of 6% per annum and matures on September 27, 2027, unless earlier converted per the terms of the agreement. Principal and accrued interest are due and payable on the maturity date. We have elected to apply the fair value option under ASC No. 825, Financial Instruments, to account for the Note. As of December 31, 2024 and 2025, the fair value of the Note was $15.0 million and $17.1 million, respectively, and is included in "Other non-current assets" on our Consolidated Balance Sheets. The increase in the fair value of the Note is included in “Other expense, net” in the Consolidated Statements of Comprehensive Loss.

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

The transfers of accounts receivable to PNC are accounted for as sales in accordance with ASC 860 because effective control and risk associated with the transferred accounts receivable is passed to PNC. As these transfers represent true sales, we derecognize the sold accounts receivable from our Consolidated Balance Sheets. Cash proceeds related to the accounts receivable sold are included in cash from operating activities in the Consolidated Statements of Cash Flows. Yield charges and fees recorded in connection with the sales are recorded within “Other expense, net” in the Consolidated Statements of Comprehensive Loss. The company maintains continuing involvement with the sold accounts receivable by providing collection services in exchange for a servicing fee. Servicing fees are immaterial and no servicing asset or liability has been recognized. The company may incur a recourse obligation on the sold accounts receivable in limited circumstances. Separate accruals have been established for recourse obligations and are immaterial as of December 31, 2024 and 2025. Cash collected on pledged accounts receivable, which have not been sold, are included in cash from operating activities in the Consolidated Statements of Cash Flows.

In connection with accounts receivable sold during 2023, 2024 and 2025, we recorded $10.6 million, $21.5 million and $20.7 million of expense, respectively, within “Other expense, net” in the Consolidated Statements of Comprehensive Loss. This expense consisted of $6.0 million, $20.5 million and $20.7 million of yield charges and fees in 2023, 2024 and 2025, respectively, and $4.6 million and $1.0 million of upfront transaction costs associated with the execution of the agreement in 2023 and 2024, respectively.

The outstanding portfolio of sold accounts receivable derecognized from our Consolidated Balance Sheet as of December 31, 2024 and 2025 was $218.7 million and $253.8 million, respectively. The SPVs hold unsold accounts receivable of $62.2 million as of December 31, 2025 that are pledged as collateral to PNC.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
(In millions, except per share data)	2023	2024	2025
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(837.8)	$(858.2)	$(225.8)
Weighted average shares outstanding:
Common stock	215.3	224.8	238.7
Number of shares used in per share computations	215.3	224.8	238.7
Net loss per share	$(3.89)	$(3.82)	$(0.95)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the ESPP, as well as contingent shares associated with our acquisition of Datapipe. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 38.6 million, 28.9 million and 26.0 million potential common shares from the computation of dilutive loss per share for the years ended December 31, 2023, 2024 and 2025, respectively, because the effect would have been anti-dilutive.

5. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2024	December 31, 2025
Computers and equipment	$1,142.9	$1,114.5
Software	448.1	428.6
Furniture and fixtures	10.2	7.3
Buildings and leasehold improvements	409.7	416.6
Property, equipment and software, at cost	2,010.9	1,967.0
Less: Accumulated depreciation	(1,420.7)	(1,377.7)
Work in process	10.8	7.0
Property, equipment and software, net	$601.0	$596.3

As of December 31, 2022, our former corporate headquarters located in Windcrest, Texas met the criteria to be classified as held for sale under GAAP and had an estimated fair value, less estimated cost to sell, of $12.1 million.

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

Depreciation expense related to property, equipment and software was $208.7 million, $141.3 million and $151.4 million for the years ended December 31, 2023, 2024 and 2025, respectively.

Included in the balance of property, equipment and software as of December 31, 2024 and 2025 are assets recorded under finance leases. See Note 8, "Leases" for a discussion of the lease arrangements and the amounts within property, equipment and software as of December 31, 2024 and 2025.

6. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment during the years ended December 31, 2024 and 2025.

(In millions)	Public Cloud	Private Cloud	Total
Gross goodwill as of December 31, 2023	$597.7	$1,563.5	$2,161.2
Less: Accumulated impairment charges	—	(708.8)	(708.8)
Goodwill, net as of December 31, 2023	597.7	854.7	1,452.4
Impairment of goodwill	(454.6)	(260.3)	(714.9)
Foreign currency translation	(1.5)	(0.3)	(1.8)
Goodwill, net as of December 31, 2024	$141.6	$594.1	$735.7

Gross goodwill as of December 31, 2024	$596.2	$1,563.2	$2,159.4
Less: Accumulated impairment charges	(454.6)	(969.1)	(1,423.7)
Goodwill, net as of December 31, 2024	141.6	594.1	735.7
Foreign currency translation	1.3	3.1	4.4
Goodwill, net as of December 31, 2025	$142.9	$597.2	$740.1

Gross goodwill as of December 31, 2025	$597.5	$1,566.3	$2,163.8
Less: impairment charges (1)	(454.6)	(969.1)	(1,423.7)
Goodwill, net as of December 31, 2025	$142.9	$597.2	$740.1
(1)     On a consolidated basis, gross and net goodwill as of December 31, 2025 was $3,045.7 million and $740.1 million, respectively. Accumulated impairment charges on a consolidated basis was $2,305.6 million as of December 31, 2025.

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

During the fourth quarter of 2025, we performed our annual goodwill impairment test as of October 1, 2025 and the results of our test did not indicate any impairment of goodwill.

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

See Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," for additional discussion of the goodwill impairment charges recorded during the years ended December 31, 2023 and 2024.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2024			December 31, 2025
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,930.6	$(1,226.2)	$704.4	$1,935.4	$(1,377.6)	$557.8
Other	27.1	(26.8)	0.3	26.7	(26.2)	0.5
Total definite-lived intangible assets	1,957.7	(1,253.0)	704.7	1,962.1	(1,403.8)	558.3
Trade name (indefinite-lived)	140.0	—	140.0	140.0	—	140.0
Total intangible assets other than goodwill	$2,097.7	$(1,253.0)	$844.7	$2,102.1	$(1,403.8)	$698.3

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

Amortization expense related to intangibles was $161.0 million, $154.1 million and $146.9 million for the years ended December 31, 2023, 2024 and 2025, respectively.

As of December 31, 2025, amortization of intangible assets for the next five years and thereafter is expected to be as follows:

(In millions)	Intangible Assets
Year ending:
2026	$124.4
2027	117.3
2028	117.3
2029	111.2
2030	84.6
Thereafter	3.5
Total	$558.3

7. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2024		December 31, 2025
Debt Instrument	Maturity Date	Interest Rate (1)	Amount	Interest Rate (1)	Amount
FLSO Term Loan Facility	May 15, 2028	7.35%	$1,626.8	6.61%	$1,610.0
FLFO Term Loan Facility	May 15, 2028	10.85%	272.9	10.11%	270.2
Term Loan Facility	February 15, 2028	7.35%	61.8	6.60%	61.1
New Revolving Credit Facility	May 15, 2028	—%	—	6.73%	60.0
3.50% FLSO Senior Secured Notes	May 15, 2028	3.50%	318.6	3.50%	318.6
3.50% Senior Secured Notes	February 15, 2028	3.50%	43.9	3.50%	43.9
5.375% Senior Notes	December 1, 2028	5.375%	125.4	5.375%	125.4
Total principal amount outstanding			2,449.4		2,489.2
Unamortized debt issuance costs, debt premium, and debt discount			336.2		256.8
Total debt			2,785.6		2,746.0
Less: current portion of debt			(29.2)		(27.3)
Debt, excluding current portion			$2,756.4		$2,718.7
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

FLSO Term Loan Facility

The New Borrower issued the FLSO Term Loan Facility in an aggregate principal amount of $1,687.2 million. The FLSO Term Loan Facility matures on May 15, 2028. Borrowings under the FLSO Term Loan Facility bear interest at an annual rate equal to Term SOFR equal to the forward-looking term rate, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, for the interest period relevant to such borrowing, plus a credit spread adjustment of 0.11% for an interest period of one-month’s duration, 0.26% for an interest period of three-month duration, and 0.43% for an interest period of six-month duration, subject to a 0.75% floor, plus an applicable margin of 2.75%.

As of December 31, 2025, the contractual interest rate on the FLSO Term Loan Facility was 6.61%. We are required to make quarterly principal payments of $4.2 million. See Note 14, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the FLSO Term Loan Facility.

Affiliates of Apollo are FLSO Term Loan Facility lenders under the New First Lien Credit Agreement. As of December 31, 2025, the outstanding principal amount of the FLSO Term Loan Facility was $1,610.0 million, of which $79.7 million, or 4.9%, is due to Apollo affiliates.

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

The fair value of the FLSO Term Loan Facility as of December 31, 2025 was $595.7 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLSO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of December 31, 2025, the contractual interest rate on the FLFO Term Loan Facility was 10.11%. We are required to make quarterly principal payments of $0.7 million. See Note 14, “Derivatives,” for information on interest rate swap agreements we utilize to manage the interest rate risk on the FLFO Term Loan Facility.

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

The fair value of the FLFO Term Loan Facility as of December 31, 2025 was $277.0 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLFO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

During the year ended December 31, 2025, we borrowed $155.0 million and repaid $95.0 million on the New Revolving Credit Facility. As of December 31, 2025, we had total commitments of $375.0 million, $60.0 million of outstanding borrowings under the New Revolving Credit Facility, and $23.5 million of letters of credit issued thereunder. As such, as of December 31, 2025, we had $291.5 million of available commitments remaining.

As of December 31, 2025, we were in compliance with all covenants under the New Senior Facilities.

3.50% FLSO Senior Secured Notes due 2028

On March 12, 2024, the New Borrower issued $267.3 million initial aggregate principal amount of the 3.50% FLSO Senior Secured Notes. On April 2, 2024 and April 16, 2024, the New Borrower issued additional 3.50% FLSO Senior Secured Notes in an aggregate principal amount of $93.3 million and $3.6 million, respectively. The 3.50% FLSO Senior Secured Notes will mature on May 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on each February 15 and August 15. The 3.50% FLSO Senior Secured Notes are not subject to registration rights.

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

As of December 31, 2025, we were in compliance with all covenants under the 3.50% FLSO Senior Secured Notes Indenture.

The fair value of the 3.50% FLSO Senior Secured Notes as of December 31, 2025 was $117.0 million based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% FLSO Senior Secured Notes is classified as Level 2 within the fair value hierarchy.

Existing Debt Instruments

Senior Facilities

The Senior Facilities include the Term Loan Facility and the Prior Revolving Credit Facility, and is governed by the First Lien Credit Agreement with Wilmington Trust, National Association as the administrative agent.

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

As of December 31, 2025, the interest rate on the Term Loan Facility was 6.60%. We are required to make quarterly principal payments of $0.2 million. See Note 14, "Derivatives" for information on interest rate swap agreements we utilize to manage the interest rate risk on the Term Loan Facility.

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

As of December 31, 2025, we were in compliance with all covenants under the Senior Facilities.

The fair value of the Term Loan Facility as of December 31, 2025 was $18.6 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

3.50% Senior Secured Notes due 2028

On February 9, 2021, Rackspace Technology Global issued $550.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2028. The 3.50% Senior Secured Notes will mature on February 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on each February 15 and August 15. The 3.50% Senior Secured Notes are not subject to registration rights.

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

Rackspace Technology Global may redeem the 3.50% Senior Secured Notes at its option, in whole at any time or in part from time to time at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date. Notwithstanding the foregoing, Rackspace Technology Global may redeem during each twelve-month period, commencing with February 9, 2021, up to 10.0% of the original aggregate principal amount of the 3.50% Senior Secured Notes at a redemption price of 103.000%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

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

As of December 31, 2025, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of December 31, 2025 was $9.4 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

5.375% Senior Notes due 2028

Rackspace Technology Global issued $550.0 million aggregate principal amount of the 5.375% Senior Notes on December 1, 2020. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at an annual fixed rate of 5.375%. Interest is payable semiannually on each June 1 and December 1. The 5.375% Senior Notes are not subject to registration rights.

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

Rackspace Technology Global may redeem the 5.375% Senior Notes at its option, in whole at any time or in part from time to time, from December 1, 2025 and thereafter, at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date.

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

As of December 31, 2025, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of December 31, 2025 was $26.4 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

Debt Maturities

The maturities of debt obligations for the next five years at December 31, 2025 are as follows:

(In millions)	Amount
Year ending:
2026	$20.3
2027	20.3
2028	2,448.6
2029	—
2030	—
Thereafter	—
Total	$2,489.2

8. Leases

Assets recorded as property and equipment under finance leases, and the related accumulated depreciation balances as of December 31, 2024 and 2025 were as follows:

	December 31, 2024	December 31, 2025
(In millions)
Computers and equipment	$128.8	$78.2
Buildings	291.0	297.0
Less: Accumulated depreciation	(115.0)	(110.5)
Net book value of property and equipment under finance leases	$304.8	$264.7

The components of operating and finance lease expense for the years ended December 31, 2023, 2024 and 2025 were as follows:

	Year Ended December 31,
(In millions)	2023	2024	2025
Operating lease expense:
Fixed lease expense	$63.3	$66.7	$66.3
Variable lease expense	21.7	22.2	24.4
Short-term lease expense	1.2	1.2	1.9
Sublease income	(0.8)	—	(0.1)
Total operating lease expense	$85.4	$90.1	$92.5
Finance lease expense:
Depreciation of finance lease assets	$55.8	$31.8	$32.2
Interest expense on finance lease liabilities	26.6	25.4	28.0
Total finance lease expense	$82.4	$57.2	$60.2

Supplemental operating cash flow information related to operating and finance leases for the years ended December 31, 2023, 2024 and 2025 were as follows:

	Year Ended December 31,
(In millions)	2023	2024	2025
Cash payments for lease liabilities included within operating activities:
Operating leases	$(80.2)	$(89.5)	$(74.6)
Finance leases	(29.2)	(28.9)	(28.6)

Operating leases:
New lease assets obtained in exchange for lease liabilities	$43.1	$33.3	$17.3
Modified/renewed lease assets obtained in exchange for lease liabilities	15.5	44.8	51.6
Total lease assets obtained in exchange for lease liabilities	$58.6	$78.1	$68.9

As of December 31, 2024 and 2025, the weighted average remaining lease term and weighted average discount rate of our operating and finance leases, respectively, were as follows:

	December 31, 2024	December 31, 2025

Weighted average remaining lease term (in years)
Operating leases	4	4
Finance leases	11	10
Weighted average discount rate
Operating leases	6.3%	6.1%
Finance leases	7.9%	8.1%

Future lease payments under operating and finance leases as of December 31, 2025 are as follows:

(In millions)	Operating leases (1)	Finance leases (1)
Year ending:
2026	$63.4	$72.2
2027	35.5	66.2
2028	22.5	39.5
2029	13.1	33.0
2030	9.4	33.8
Thereafter	11.5	244.7
Total future lease payments	155.4	489.4
Less amount representing interest	(16.5)	(143.7)
Total lease liability	$138.9	$345.7
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

The weighted average imputed interest rate for our financing obligations was 9.6% as of December 31, 2025.

As of December 31, 2025, future payments under financing obligations were as follows:

(In millions)	Amount
Year ending:
2026	$18.6
2027	10.4
2028	9.2
2029	2.6
2030	2.7
Thereafter	12.9
Total future payments	56.4
Plus amount representing residual asset balance	12.8
Less amount representing interest	(15.9)
Total financing obligations	$53.3

10. Commitments and Contingencies

Purchase Commitments

Non-cancelable purchase commitments primarily consist of commitments for certain software licenses, hardware purchases, third party infrastructure purchases, and costs associated with our data centers, such as bandwidth and electricity. The agreements provide for either penalties for early termination or may require minimum commitments for the remaining term. The minimum commitments for all of these agreements, as of December 31, 2025, are approximated as follows:

(In millions)	Amount
Year ending:
2026	$720.6
2027	409.1
2028	330.2
2029	80.3
2030	30.7
Thereafter	101.1
Total	$1,672.0

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

Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. In addition, from time to time we may enter into indemnification agreements with certain of our employees so that such employees will agree to serve as directors or officers of our foreign subsidiaries. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We had no material liabilities recorded for these agreements as of December 31, 2024 or 2025.

Additionally, in the normal course of business, we indemnify certain parties, including customers, vendors and lessors, with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. We had no material liabilities recorded for these agreements as of December 31, 2024 or 2025.

11. Stockholders' Equity

Common Stock

As of December 31, 2024 and 2025, we had 232.2 million and 248.4 million shares of our common stock legally issued and 229.1 million and 245.3 million common stock outstanding, respectively.

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

Preferred Stock

As of December 31, 2024 and 2025, there were 5.0 million authorized shares of preferred stock, of which none was issued or outstanding.

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

On February 2, 2021, we issued 2,665,935 shares of common stock for no additional consideration pursuant to the Datapipe Merger Agreement. If the MOIC exceeds 3.0x, which is indicated by a volume weighted average trading price of our common stock over 30 consecutive trading days of more than $25.00 per share, we will be required to issue an additional 2,665,935 shares. No shares were issued under the Datapipe Merger Agreement during the years ended December 31, 2023, 2024 or 2025.

12. Share-Based Compensation and Employee Benefit Plans

Incentive Plans

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

For the years ended December 31, 2023, 2024 and 2025, the company granted RSU's (including performance-based RSUs) and restricted stock (collectively "restricted stock") under the Incentive Plans. The company issues new shares of its common stock to satisfy vesting of restricted stock and exercise of stock options under the Incentive Plans. All awards deduct one share from the Incentive Plans shares available for issuance for each share granted. The 2017 Incentive Plan began with 12.2 million shares authorized for grant and contained an evergreen feature whereby shares available increased each grant date based on the quantity of certain types of awards granted. Upon the approval of the 2020 Incentive Plan, the 2017 Incentive Plan was terminated, except as it relates to outstanding awards.

The maximum number of shares of our common stock available for issuance under the 2020 Incentive Plan was originally 25.0 million shares. This amount was subsequently increased to 50.0 million shares in 2022, 57.9 million shares in 2023 and 87.9 million shares in 2024. To the extent awards granted under the 2020 Incentive Plan terminate, expire or lapse, shares subject to such awards generally will again be available for future grant.

As of December 31, 2025, the total number of shares outstanding and the total number of shares available for future grants under the Incentive Plans was 15.7 million and 38.5 million, respectively.

The composition of the equity awards outstanding as of December 31, 2024 and 2025 was as follows:

	December 31, 2024	December 31, 2025
(In millions)
Restricted stock	25.3	13.2
Stock options	3.3	2.5
Total outstanding awards	28.6	15.7

Stock Options

Stock options have been granted for a term of 10 years and generally vest ratably over a three-year period, subject to continued service.

In 2021, we shifted away from granting stock options as we had in previous years, to granting restricted stock. As such, there were no stock options granted during the years ended December 31, 2023, 2024 or 2025 under the 2020 Incentive Plan. See “Employment Inducement Awards” discussion below for stock options granted outside of the 2020 Incentive Plan.

The following table summarizes the stock option activity for the year ended December 31, 2025:

	Number of Shares (in millions)	Weighted Average Exercise Price	Weighted Average-Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	3.3	$13.05	4.08	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(0.1)	$12.46
Expired	(0.7)	$13.34
Outstanding at December 31, 2025	2.5	$12.99	2.85	$—
Vested and exercisable at December 31, 2025	2.5	$12.99	2.85	$—
Vested and exercisable at December 31, 2025 and expected to vest thereafter (1)	2.5	$12.99	2.85	$—
(1)    Forfeitures are recognized as they occur, rather than estimated.

The total pre-tax intrinsic value of the stock options exercised during the years ended December 31, 2023 and 2024 was not material.

Share-based compensation expense is recognized over the awards requisite service period or over our best estimate of the period over which the performance condition will be met, as applicable. As of December 31, 2025 compensation cost related to stock options has been fully recognized.

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

During 2023, 2024 and 2025, we granted 28.5 million, 10.1 million and 11.0 million RSUs, respectively, under the 2020 Incentive Plan with a weighted average grant date fair value of $2.17, $1.89 and $1.43, respectively. The majority of the RSUs were granted as part of our annual compensation award process and vest ratable over a three-year period, subject to continued service. See “Employment Inducement Awards” discussion below for RSUs granted outside of the 2020 Incentive Plan.

In addition, during 2023 and 2024, 2.8 million and 0.6 million PSUs, respectively, were granted under the 2020 Incentive Plan. No PSUs were granted in 2025. The PSUs represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on Rackspace’s Total Shareholder Return (“TSR”) relative to the TSR of a comparator group of IT and Cloud Services Companies. The awards are eligible to vest in equal annual installments over three years based on the attainment of the market condition and the employee’s continued service through the end of the applicable measurement period and were valued using a Monte Carlo simulation.

Lastly, during 2023, 2024 and 2025, 5.5 million, 32.1 million and 30.2 million long-term incentive cash units (“LTIC units”) were granted under the 2020 Incentive Plan. The LTIC units represent the target amount of grants, and the actual number of units awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on Rackspace’s TSR relative to the TSR of a comparator group of IT and Cloud Services Companies for LTIC units granted in 2023 and on the performance of our common stock for LTIC units granted in 2024 and 2025.

The awards are eligible to vest in equal annual installments over three years based on the attainment of the market condition and the employee’s continued service through the end of the applicable measurement period and were valued using a Monte Carlo simulation. As of December 31, 2025, the remaining outstanding LTIC units granted in 2023, 2024, and 2025 had a weighted average fair value of $0.00, $0.71 and $0.68, respectively. As the company intends to settle the LTIC units in cash, they are classified as a liability within "Other current liabilities" and "Other non-current liabilities" in the Consolidated Balance Sheets. In 2025 we paid $13.0 million to settle LTIC units granted under the 2020 Incentive Plan.

The following table presents the assumptions used to estimate the fair values of the PSUs granted in the periods presented:

	Year Ended December 31,
	2023	2024
Expected stock volatility (1)	69% - 72%	87%
Expected dividend yield (2)	—%	—%
Risk-free interest rate (3)	3.76% - 3.78%	4.35%
(1)    Management estimates volatility based on the historical trading volatility of a public company peer group and the implied volatility of our assets and current leverage.
(2)    We have not issued dividends to date and do not anticipate issuing dividends.
(3)    Based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

The following table summarizes our restricted stock activity for the year ended December 31, 2025:

	Number of Units or Shares (in millions)	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2024	25.3	$2.77
Granted	11.0	$1.43
Released	(17.2)	$2.86
Cancelled	(5.9)	$2.52
Outstanding at December 31, 2025	13.2	$1.65
Expected to vest at December 31, 2025 (1)	13.2	$1.65
(1)     Forfeitures are recognized as they occur, rather than estimated.

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2023 and 2024 was $2.15 and $1.93, respectively.

The total pre-tax intrinsic value of the restricted stock released during the years ended December 31, 2023, 2024 and 2025 was $9.5 million, $26.9 million and $30.6 million, respectively.

Share-based compensation expense is recognized over the awards requisite service period or over our best estimate of the period over which the performance condition will be met, as applicable. As of December 31, 2025, there was $13.9 million of total unrecognized compensation cost related to restricted stock, which will be recognized over a weighted average period of 1.4 years.

Additionally, as of December 31, 2025 there was $10.3 million of total unrecognized expense related to the LTIC awards, which will be recognized over a weighted average period of 1.5 years. The expense ultimately recognized is dependent on the fair value of the award as of the end of the performance periods.

Employment Inducement Awards

On September 4, 2025, Rackspace registered 10.0 million shares of its common stock for 4.0 million and 6.0 million RSUs and stock options, respectively, granted to our new chief executive officer (collectively, the “Employment Inducement Awards”). The Employment Inducement Awards were granted pursuant to RSU and non-qualified stock option inducement award agreements, outside of the 2020 Incentive Plan. The grant date fair value was $1.30 and $0.93 for RSUs and stock options, respectively, and the Employment Inducement Awards vest ratably over a four-year period, subject to continued service. The fair value of stock options was determined using the Black-Scholes valuation model. The following table presents the assumptions used to estimate the fair value of the stock options granted:

Assumption	Amount
Expected stock volatility (1)	80%
Expected dividend yield (2)	—%
Risk-free interest rate (3)	3.73%
Expected life (4)	6.25 years
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

As of December 31, 2025, there was $9.9 million of total unrecognized compensation cost related to the Employment Inducement Awards, which will recognized over a period of 3.7 years.

Employee Stock Purchase Plan

The ESPP was approved by the Board on July 24, 2020 and became effective on August 7, 2020. Under the ESPP, eligible employees may purchase a limited number of shares of our common stock at the lesser of 85% of the market value on the enrollment date or 85% of the market value on the purchase date. The fair value on each enrollment date is determined using the Black-Scholes option-pricing model. Share-based compensation expense is recognized on a straight-line basis over the offering period. We issued 0.7 million, 0.6 million and 0.5 million shares through the ESPP during the years ended December 31, 2023, 2024 and 2025, respectively. The share-based compensation expense recognized for the ESPP was $0.9 million, $0.8 million and $0.2 million for the years ended December 31, 2023, 2024 and 2025, respectively. As of December 31, 2025, there was no unrecognized compensation cost related to the ESPP. The shares available for issuance under the ESPP is 7.8 million shares as of December 31, 2025.

Share-Based Compensation Expense

In connection with the departure of certain executives during the year ended December 31, 2023, we accelerated vesting of options and restricted stock for awards with service-only vesting conditions and extended the post termination option exercise period. This modification resulted in a reduction in expense of $0.6 million during the year ended December 31, 2023. There were no modifications during the years ended December 31, 2024.

In connection with the departure of our former chief executive officer, we accelerated vesting of all his unvested RSUs and PSUs as outlined in the original employment agreement. In addition, all his unvested LTIC units vested and will be settled in cash per the separation agreement. This accelerated vesting of awards resulted in an increase in expense of $9.6 million during the year ended December 31, 2025.

In connection with the departure of certain other executives during the year ended December 31, 2025, we accelerated vesting of restricted stock for awards with service-only vesting conditions. This modification resulted in a reduction in expense of $0.1 million during the year ended December 31, 2025.

Total share-based compensation expense is comprised of the following equity and liability classified award amounts:

	Year Ended December 31,
(In millions)	2023	2024	2025
Equity classified awards	$64.6	$48.1	$28.6
Liability classified awards	0.8	15.3	16.5
Total share-based compensation expense	$65.4	$63.4	$45.1

Share-based compensation expense recognized was as follows:

	Year Ended December 31,
(In millions)	2023	2024	2025
Cost of revenue	$9.1	$7.6	$5.1
Selling, general and administrative expenses	56.3	55.8	40.0
Pre-tax share-based compensation expense	65.4	63.4	45.1
Less: Income tax benefit	(13.7)	(13.3)	(9.5)
Total share-based compensation expense, net of tax	$51.7	$50.1	$35.6

Employee Benefit Plans

We sponsor defined contribution plans whereby employees may elect to contribute a portion of their annual compensation to the plans, after complying with certain limitations. The plans also include a discretionary employer contribution. Contribution expense recognized for these plans was $16.3 million, $14.2 million and $14.2 million for the years ended December 31, 2023, 2024 and 2025, respectively.

13. Taxes

The income tax provision (benefit) consisted of the following:

	Year Ended December 31,
(In millions)	2023	2024	2025
Current income tax provision (benefit):
Federal	$0.2	$(0.1)	$(11.7)
Foreign	18.1	11.5	10.4
State	7.0	0.3	1.6
Total current income tax provision	25.3	11.7	0.3
Deferred income tax provision (benefit):
Federal	(34.3)	(23.8)	8.4
Foreign	(8.4)	(2.8)	7.2
State	0.8	(8.4)	8.1
Total deferred income tax provision (benefit)	(41.9)	(35.0)	23.7
Income tax provision (benefit):
Federal	(34.1)	(23.9)	(3.3)
Foreign	9.7	8.7	17.6
State	7.8	(8.1)	9.7
Total provision (benefit) for income taxes	$(16.6)	$(23.3)	$24.0

Loss before income taxes from U.S. and foreign operations were as follows:

	Year Ended December 31,
(In millions)	2023	2024	2025
U.S.	$(678.4)	$(782.9)	$(160.6)
Foreign	(176.0)	(98.6)	(41.2)
Total loss before income taxes	$(854.4)	$(881.5)	$(201.8)

As described in Note 1, "Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies," we adopted ASU 2023-09 prospectively in our 2025 annual reporting disclosures. A reconciliation of the statutory federal tax rate to the effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

(In millions)	Year Ended December 31, 2025
Statutory federal tax rate	$(42.4)	21.0%
Domestic federal:
Non-taxable or non-deductible items:
Non-deductible compensation	5.5	(2.7)%
Share-based compensation	2.3	(1.1)%
Other non-taxable or non-deductible items	(1.0)	0.5%
Effect of cross-border tax laws	1.3	(0.6)%
Changes in valuation allowances	35.3	(17.5)%
Domestic state income taxes, net of federal effect	8.1	(4.0)%
Foreign tax effects:
Switzerland:
Effect of cross-border tax laws:
Statutory income tax rate differential	5.3	(2.6)%
Regional income taxes (cantonal)	8.0	(4.0)%
Other reconciling items	(0.2)	0.1%
United Kingdom	(0.7)	0.4%
Other foreign jurisdictions	8.2	(4.2)%
Worldwide changes in unrecognized tax benefits	(5.7)	2.8%
Total	$24.0	(11.9)%

A reconciliation of the statutory federal tax rate to the effective tax rate for the years ended December 31, 2023 and 2024 is as follows:

	Year Ended December 31,
	2023	2024
Statutory federal tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.3%	0.7%
Tax rate differentials for international jurisdictions	2.5%	(1.0)%
Effects of other enacted tax law and rate changes	(3.0)%	(0.1)%
Valuation allowance	(0.8)%	(12.5)%
Share-based compensation	(1.1)%	(0.6)%
Nondeductible compensation	(0.8)%	(0.6)%
Tax impact of goodwill impairment	(15.9)%	(16.0)%
Tax impact of the March 2024 Refinancing Transactions	—%	11.7%
Other, net	(0.3)%	—%
Effective tax rate	1.9%	2.6%

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

(In millions)	Year Ended December 31, 2025
U.S. federal	$(0.4)
U.S. state and local:
Texas	1.4
Virginia	(0.4)
Other	(0.4)
Total U.S. state and local	0.6
Foreign:
Colombia	1.2
Germany	1.0
India	2.5
Netherlands	1.6
Saudi Arabia	1.6
Switzerland	1.4
United Kingdom	(2.7)
Other foreign jurisdictions	1.5
Total foreign	8.1
Total cash paid for income taxes, net of refunds	$8.3

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes using the enacted tax rates in effect for the year in which the differences are expected to be reversed.

Significant components of our deferred tax assets and liabilities are as follows:

(In millions)	December 31, 2024	December 31, 2025
Deferred tax assets:
Deferred revenue	$13.9	$5.3
Share-based compensation	9.7	5.4
Accruals not currently deductible	17.8	16.0
Finance lease liabilities	85.8	59.3
Net operating loss carryforwards	20.3	39.3
Depreciation and amortization	5.0	4.0
Disallowed interest carryforward	118.8	155.8
Operating lease liabilities	35.4	35.5
March 2024 Refinancing Transactions	100.5	72.2
Other	20.8	19.8
Total gross deferred tax assets	428.0	412.6
Valuation allowance	(173.4)	(231.2)
Total net deferred tax assets	254.6	181.4
Deferred tax liabilities:
Depreciation and amortization	204.5	144.3
Finance lease liabilities	4.4	2.7
Capitalized costs	8.8	6.0
Interest rate swaps	11.9	1.1
Operating right-of-use assets	33.3	37.2
Other	8.9	13.5
Total gross deferred tax liabilities	271.8	204.8
Net deferred tax liabilities	$17.2	$23.4

We are currently generating $53.0 million of federal and various state net operating losses in 2025. We have $102.0 million of foreign net operating losses, $6.3 million of which have carryforward periods ranging from 5 to 20 years, and $95.7 million of which have an indefinite carryforward period. Certain foreign net operating loss carryforwards are subject to various limitations under the applicable statutory foreign tax laws. We have disallowed interest expense carryforwards in the U.S. of $653.4 million that can be carried forward indefinitely.

We have recorded valuation allowances against certain deferred tax assets in the U.S. federal, certain U.S. state, and foreign jurisdictions where it has been determined that realization is not more likely than not. These deferred tax assets include net operating loss carryforwards, disallowed interest expense carryforwards, and other deferred tax assets for which sufficient taxable income is not expected to be generated through the reversal of existing deferred tax liabilities prior to the expiration of applicable carryforward periods. Valuation allowances have also been recorded in Switzerland (Canton) on this basis. Changes to valuation allowances consisted of the following:

(In millions)	2023	2024	2025
Balance at January 1,	$58.5	$66.1	$173.4
Additions charged to income tax expense	39.2	124.1	61.1
Reductions credited to income tax expense	(31.6)	(16.8)	(3.3)
Balance at December 31,	$66.1	$173.4	$231.2

The effective tax rate for the year ended December 31, 2023 was impacted by the tax impact associated with the goodwill impairments, executive compensation that is nondeductible under IRC Section 162(m), the net impact of the geographic distribution of our earnings, tax effects from nondeductible share-based compensation as well as changes in our valuation allowance. The effective tax rate for the year ended December 31, 2024 was impacted by the tax impact associated with changes in valuation allowance, the tax impact associated with the goodwill impairment recorded in the first and third quarters of 2024, the majority of which was nondeductible for income tax purposes, and the tax impact of the March 2024 Refinancing Transactions. The tax impact of the March 2024 Refinancing Transactions includes the exclusion of cancellation of indebtedness income (“CODI”), federal and state attribution reduction and changes in valuation allowance. The effective tax rate for the year ended December 31, 2025 was impacted by the tax impact associated with changes in valuation allowance, executive compensation that is nondeductible under IRC Section 162(m), the net impact of the geographic distribution of earnings, and the tax effects from nondeductible share based compensation.

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

As of December 31, 2025, we have reduced various tax attributes, including $12.5 million of federal and certain state net operating loss deferred tax assets, $33.1 million of federal research and development credits, and $11.5 million of federal foreign tax credits after the finalization of the company’s tax returns for the year ending December 31, 2024.

We do not permanently reinvest our foreign earnings due to the debt service requirements of our capital structure. Due to historic, internal tax restructurings, we have effectively recognized any tax impact of the repatriation of foreign earnings. Thus, as of December 31, 2025, there is no deferred tax liability for undistributed foreign earnings.

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

A rollforward of unrecognized tax benefits, excluding accrued penalties and interest, for the years ended December 31, 2023, 2024 and 2025 is as follows:

	Year Ended December 31,
(In millions)	2023	2024	2025
Balance, beginning of period	$57.0	$63.6	$64.9
Additions based on tax positions related to the current year	12.6	12.7	13.7
Additions for tax positions of prior years	0.9	0.6	0.7
Reduction for statute expiration	(4.8)	(7.0)	(12.0)
Reductions for tax positions of prior years	(2.1)	(5.0)	(10.0)
Balance, end of period (1)	$63.6	$64.9	$57.3
(1)     Included within non-current liabilities in the Consolidated Balance Sheets

Of the total amount of unrecognized tax benefits as of December 31, 2023, 2024 and 2025, $47.0 million, $57.1 million and $51.3 million, respectively, if recognized, would favorably impact our effective tax rate. We do not expect the amount of unrecognized tax benefits disclosed above to change significantly over the next 12 months.

We recognize interest expense and penalties related to income tax matters within “Benefit (provision) for income taxes” on our Consolidated Statements of Comprehensive Loss. Accrued interest and penalties as of December 31, 2023, 2024 and 2025 were $6.6 million, $8.5 million and $10.4 million, respectively.

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

We currently file income tax returns in the U.S. and all foreign jurisdictions in which we have entities, which are periodically under audit by federal, state, and foreign tax authorities. These audits can involve complex matters that may require an extended period of time for resolution. We remain subject to U.S. federal and state income tax examinations for the tax years 2018 through 2025 and in the foreign jurisdictions in which we operate for varying periods from 2007 through 2025. We are currently under examination by the IRS for tax year 2022 and have income tax examinations open in Texas for tax years 2014 through 2021, New York City for 2017 through 2019, and New York state for 2021 through 2023. Additionally, we have an income tax examination open in India for tax year 2023.

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

Other

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA legislation includes changes to U.S federal tax law, including modifications to bonus depreciation, modifications to interest expense limitations, and an available election for the full expensing of domestic research expenditures, which may be subject to further clarification and the issuance of interpretive guidance. Our income tax provision for the year ended December 31, 2025 reflects these changes which have no material net impact to tax expense.

14. Derivatives

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

As of December 31, 2024 and 2025, the cash flow hedge was highly effective.

The key terms of interest rate swaps are presented below:

Effective Date	Fixed Rate Paid	December 31, 2024		December 31, 2025
		Notional Amount (in millions)	Status	Notional Amount (in millions)	Status	Maturity Date

Entered into December 2018:
February 3, 2019	2.7490%	—	Matured	—	Matured	November 3, 2023
February 3, 2020	2.7350%	—	Matured	—	Matured	November 3, 2023
February 3, 2021	2.7360%	—	Matured	—	Matured	November 3, 2023
February 3, 2022	2.7800%	—	Matured	—	Matured	November 3, 2023

Entered into February 2021:
February 9, 2021	2.34150% (1)	1,350.0	Active	1,350.0	Active	February 9, 2026
Total		$1,350.0		$1,350.0
(1)     Fixed rate paid prior to the May 9, 2023 amendment was 2.3820%.

Fair Values of Derivatives on the Consolidated Balance Sheets

The fair values of our derivatives and their location on the Consolidated Balance Sheets as of December 31, 2024 and 2025 were as follows:

		December 31, 2024		December 31, 2025
(In millions)		Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$39.6	$—	$4.0	$—
Interest rate swaps	Other non-current assets	6.6	—	—	—
Interest rate swaps	Other current liabilities (1)	—	17.3	—	3.0
Interest rate swaps	Other non-current liabilities (1)	—	3.0	—	—
Total		$46.2	$20.3	$4.0	$3.0
(1)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2024			December 31, 2025
(In millions)	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$46.2	$(20.3)	$25.9	$4.0	$(3.0)	$1.0

Liabilities
Interest rate swaps	$20.3	$(20.3)	$—	$3.0	$(3.0)	$—

Effect of Derivatives on the Consolidated Statements of Comprehensive Loss

The effect of our derivatives and their location on the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023, 2024 and 2025 was as follows:

		Year Ended December 31,
(In millions)		2023	2024	2025
Derivatives not designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$(15.5)	$—	$—

Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$55.5	$57.6	$44.8

Interest expense was $221.6 million, $98.0 million and $82.7 million for the years ended December 31, 2023, 2024 and 2025, respectively. As of December 31, 2025, the amount of cash flow hedge gain included within "Accumulated other comprehensive income" that is expected to be reclassified as a reduction to "Interest expense" through the February 9, 2026 maturity date is $4.0 million. See Note 15, "Accumulated Other Comprehensive Income," for information regarding changes in fair value of our derivatives designated as hedging instruments.

Credit-risk-related Contingent Features

We have agreements with interest rate swap counterparties that contain a provision whereby if we default on any of our material indebtedness, then we could also be declared in default of our interest rate swap agreements. As of December 31, 2025, our outstanding interest rate swap agreement was in a net asset position.

15. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2022	$(10.0)	$81.4	$71.4
Foreign currency translation adjustments, net of tax expense of $1.0 million	8.0	—	8.0
Unrealized gain on derivative contracts, net of tax expense of $3.8 million	—	10.8	10.8
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $10.3 million (1)	—	(29.9)	(29.9)
Balance at December 31, 2023	$(2.0)	$62.3	$60.3
Foreign currency translation adjustments, net of tax benefit of $0.3 million	(8.2)	—	(8.2)
Unrealized gain on derivative contracts, net of tax expense of $4.9 million	—	15.1	15.1
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $14.5 million (2)	—	(43.1)	(43.1)
Balance at December 31, 2024	$(10.2)	$34.3	$24.1
Foreign currency translation adjustments, net of tax benefit of $1.3 million	15.2	—	15.2
Unrealized gain on derivative contracts, net of tax expense of $0.6 million	—	2.0	2.0
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $11.0 million (3)	—	(33.8)	(33.8)
Balance at December 31, 2025	$5.0	$2.5	$7.5
(1)    Includes a reduction to interest expense recognized $55.6 million related to the cash flow hedge gain for the year ended December 31, 2023, partially offset by an increase to interest expense for the amortization of off-market swap value and accumulated loss at hedge de-designation of $15.5 million.
(2)    Includes a reduction to interest expense recognized of $57.7 million related to the cash flow hedge gain for the year ended December 31, 2024.
(3)    Includes a reduction to interest expense recognized of $44.9 million related to the cash flow hedge gain for the year ended December 31, 2025.

16. Segment Reporting

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

Our segments are based upon a number of factors, including, the basis for our budgets and forecasts, organizational and management structure and the financial information regularly provided to our Chief Operating Decision Maker (“CODM”), who we have determined to be our Chief Executive Officer. Our Board appointed a new chief executive officer, effective September 3, 2025, who immediately assumed the CODM responsibilities. The CODM is responsible for making key operating and strategic decisions to assess performance for each segment. We assess financial performance of our segments on the basis of revenue and segment operating profit. The CODM utilizes both revenue and segment operating profit or loss before interest and income taxes to allocate resources and assesses performance of each segment by comparing actual revenue and operating profit or loss results, respectively, to historical results and previously forecasted financial information. Segment operating profit includes expenses directly attributable to running the respective segments' business. This excludes any corporate overhead expenses. We have centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources. Corporate function costs that are not allocated to the segments are included in the row labeled "Corporate functions" in the table below.

The table below presents revenue and segment operating profit by reportable segment and a reconciliation of consolidated segment operating profit to consolidated loss before income taxes for the years ended December 31, 2023, 2024 and 2025.

	Year Ended December 31,
(In millions)	2023	2024	2025
Public Cloud
Revenue	$1,742.7	$1,682.6	$1,696.0
Third party infrastructure (1)	(1,320.7)	(1,325.1)	(1,328.9)
Other cost of revenue (2)	(228.6)	(202.6)	(211.3)
Other segment items (3)	(111.6)	(110.7)	(88.2)
Segment operating profit	$81.8	$44.2	$67.6

Private Cloud
Revenue	$1,214.4	$1,054.5	$989.7
Cost of revenue	(749.1)	(646.8)	(624.3)
Other segment items (3)	(122.3)	(113.3)	(113.0)
Segment operating profit	$343.0	$294.4	$252.4

Total Consolidated
Revenue	$2,957.1	$2,737.1	$2,685.7
Segment operating profit	$424.8	$338.6	$320.0

Corporate functions	(267.6)	(233.0)	(193.9)
Share-based compensation expense	(65.4)	(63.4)	(45.1)
Transaction related adjustments, net (4)	(5.2)	(5.2)	(2.5)
Restructuring and transformation expenses (5)	(56.7)	(58.5)	(32.3)
Hosted Exchange incident expenses, net of proceeds received or expected to be received under our insurance coverage	4.8	1.4	—
Amortization of intangible assets (6)	(161.0)	(154.1)	(146.9)
Impairment of goodwill	(708.8)	(714.9)	—
UK office closure (7)	(12.1)	—	—
Impairment of assets, net	(52.2)	(20.0)	—
Interest expense	(221.6)	(98.0)	(82.7)
Gain on investments, net	0.3	0.1	0.3
Gain on debt extinguishment, net of debt modification costs	271.3	147.2	—
Other expense, net	(5.0)	(21.7)	(18.7)
Total consolidated loss before income taxes	$(854.4)	$(881.5)	$(201.8)

(1)	Represents usage charges from public cloud infrastructure providers.
(2)	Other cost of revenue excludes third party infrastructure expenses and is comprised of certain license costs, labor, and other designated expenses.
(3)	Other segment items for each segment include directly allocable research and development expenses, sales and marketing expenses, and certain other general and administrative expenses.
(4)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
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

(6)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.
(7)	Expense recognized related to the closure of a UK office that we exited in the second quarter of 2023 prior to the lease end date.

The table below presents depreciation expense included in segment operating profit above for the years ended December 31, 2023, 2024 and 2025.

	Year Ended December 31,
(In millions)	2023	2024	2025
Public Cloud	$9.2	$7.0	$6.9
Private Cloud	171.3	115.1	124.1
Corporate functions	28.2	19.2	20.4
Total depreciation expense	$208.7	$141.3	$151.4

Management does not use total assets by segment to evaluate segment performance or allocate resources. As such, total assets by segment are not disclosed.

Geographic Information

The table below presents revenue by country for the years ended December 31, 2023, 2024 and 2025. For the year ended December 31, 2025, we changed the basis for attributing revenue amounts to be based upon the customer’s primary address. Revenue amounts for the years ended December 31, 2023 and 2024 are based upon the location of the support function servicing the customer.

	Year Ended December 31,
(In millions)	2023	2024	2025
United States	$2,035.6	$1,847.7	$1,781.4
United Kingdom	484.5	468.0	365.2
Other foreign countries (1)	437.0	421.4	539.1
Total revenue	$2,957.1	$2,737.1	$2,685.7
(1)    No other foreign country had revenue that exceeded 10% of total consolidated revenue for the years ended December 31, 2023, 2024 and 2025.

The table below presents property, equipment and software, net by country, based on the physical location of the assets:

(In millions)	December 31, 2023	December 31, 2024	December 31, 2025
United States	$478.4	$480.8	$441.2
United Kingdom	109.0	100.3	97.6
Other foreign countries (1)	21.4	19.9	57.5
Total property, equipment and software, net	$608.8	$601.0	$596.3
(1)    No other foreign country had property, equipment and software, net that exceeded 10% of total consolidated property, equipment and software, net.

17. Condensed Financial Information of Registrant (Parent Company Only)

RACKSPACE TECHNOLOGY, INC. (Parent Company Only)
CONDENSED BALANCE SHEETS

(In millions, except per share data)	December 31, 2024	December 31, 2025
ASSETS
Investment in subsidiaries of Parent	$(1,004.2)	$(1,219.5)
Total assets	$(1,004.2)	$(1,219.5)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Stockholders' deficit:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 232.2 and 248.4 shares issued; 229.1 and 245.3 shares outstanding, respectively	2.3	2.5
Additional paid-in capital	2,682.8	2,709.7
Accumulated other comprehensive income	24.1	7.5
Accumulated deficit	(3,682.4)	(3,908.2)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' deficit	(1,004.2)	(1,219.5)
Total liabilities and stockholders' deficit	$(1,004.2)	$(1,219.5)

The accompanying note is an integral part of these condensed financial statements.

RACKSPACE TECHNOLOGY, INC. (Parent Company Only)
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions, except per share data)	2023	2024	2025
Equity in net losses in Parent's subsidiaries	$(837.8)	$(858.2)	$(225.8)
Net loss and total comprehensive loss	$(837.8)	$(858.2)	$(225.8)
Net loss per share
Basic and diluted	$(3.89)	$(3.82)	$(0.95)
Weighted average number of shares outstanding:
Basic and diluted	215.3	224.8	238.7

The accompanying note is an integral part of these condensed financial statements.

A condensed statement of cash flows has not been presented as Rackspace Technology did not have any cash as of, or at any point in time during, the years ended December 31, 2023, 2024 and 2025.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2025 that our disclosure controls and procedures were effective such that the information relating to the company, including our consolidated subsidiaries, required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2025, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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

We have adopted the Rackspace Technology, Inc. Securities Trading Policy which governs, among other things, the purchase, sale and/or other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of this policy is incorporated by reference in Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Rackspace Technology’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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
4.3
Indenture, dated as of February 9, 2021, among Rackspace Technology Global, Inc., the subsidiary guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to Rackspace Technology, Inc.'s Form 8-K, filed on February 9, 2021)

4.4
Indenture, dated March 12, 2024, among Rackspace Finance, LLC, the guarantors party thereto from time to time and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.1 to Rackspace Technology, Inc.’s Form 8-K, filed on March 12, 2024)

10.1
First Lien Credit Agreement, dated as of November 3, 2016, among Inception Parent, Inc., Inception Merger Sub, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Registration Statement on Form S-1, filed on July 10, 2020)

10.2
Joinder to First Lien Credit Agreement, dated as of November 3, 2016, by Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.) (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Registration Statement on Form S-1, filed on July 10, 2020)

10.3
Incremental Assumption and Amendment Agreement, dated as of December 20, 2016, among Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), the subsidiary loan parties, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.3 to Rackspace Technology, Inc.’s Registration Statement on Form S-1, filed on July 10, 2020)

10.4
Incremental Assumption and Amendment Agreement No. 2, dated as of June 21, 2017, among Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), the subsidiary loan parties, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Registration Statement on Form S-1, filed on July 10, 2020)

10.5
Incremental Assumption and Amendment Agreement No. 3, dated as of November 15, 2017, among Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), the subsidiary loan parties, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.5 to Rackspace Technology, Inc.’s Registration Statement on Form S-1, filed on July 10, 2020)

10.6
Incremental Assumption Agreement No. 4, dated as of July 20, 2020, among Inception Parent, Inc., Rackspace Technology Global Inc., the subsidiary loan parties, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Form 8-K, filed on August 7, 2020)

10.7
Incremental Assumption Agreement No. 5, dated as of February 9, 2021, among Rackspace Technology Global, Inc., the subsidiary loan parties, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on February 9, 2021)

10.8
First Lien Credit Agreement, dated March 12, 2024, among Rackspace Finance Holdings, LLC, Rackspace Finance, LLC, the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent and Citibank, N.A., acting through its agency & trust business, as collateral agent (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on March 12, 2024)

10.9
Successor Agent Appointment and Agency Transfer Agreement, dated as of November 15, 2024, among Rackspace Technology Global, Inc., the subsidiary loan parties party thereto, the lenders party thereto, Citibank, N.A., as the predecessor administrative agent, Citibank, N.A., acting through its agency & trust business, as the predecessor collateral agent, and Wilmington Trust, National Association, as the successor administrative agent and as the successor collateral agent (incorporated by reference from Exhibit 10.9 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2024)

10.10
Incremental Assumption and Amendment Agreement No. 1, dated March 12, 2024, among Rackspace Finance Holdings, LLC, Rackspace Finance, LLC, the subsidiary loan parties party thereto, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 8-K, filed on March 12, 2024)

10.11
Amended and Restated Investor Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc., Searchlight Capital II, L.P., Searchlight Capital II PV, L.P. and AP VIII Inception Holdings, L.P. (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 8-K, filed on August 7, 2020)

10.12
Amended and Restated Investor Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc., DPH 123, LLC, ACE Investment Holdings, LLC, AP VIII Inception Holdings, L.P. and solely for purposes of Section 4.1 thereof, ABRY Partners VIII, L.P. (incorporated by reference from Exhibit 10.3 to Rackspace Technology, Inc.’s Form 8-K, filed on August 7, 2020)

10.13
Amendment to Amended and Restated Investor Rights Agreement, dated as of December 7, 2020, between Rackspace Technology, Inc., AP VIII Inception Holdings, L.P. and Searchlight (incorporated by reference from Exhibit 10.9 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2020)

10.14
Amendment to Amended and Restated Investor Rights Agreement, dated as of December 7, 2020, between Rackspace Technology, Inc., AP VIII Inception Holdings, L.P. and ABRY (incorporated by reference from Exhibit 10.10 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2020)

10.15
Registration Rights Agreement, dated as of August 4, 2020, among Rackspace Technology, Inc. and the Holders party thereto (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on August 7, 2020)

10.16
Agreement and Plan of Merger, dated as of September 6, 2017, among Rackspace Technology, Inc. (f.k.a. Inception Topco, Inc.), Drake Merger Sub I, Inc., Drake Merger Sub II, LLC, Inception Intermediate, Inc., Inception Parent, Inc., Rackspace Technology Global, Inc. (f.k.a. Rackspace Hosting, Inc.), Datapipe Holdings, LLC, Datapipe Parent, Inc. and the key stockholders party thereto (incorporated by reference from Exhibit 10.9 to Rackspace Technology, Inc.’s Registration Statement on Form S-1, filed on July 10, 2020)

10.17
Receivables Purchase Agreement, dated September 29, 2023, by and among Rackspace Receivables II LLC, the persons from time to time party thereto, PNC Bank, National Association, Rackspace US, Inc. and PNC Capital Markets LLC (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on October 4, 2023)

10.18
Receivables Purchase Agreement, dated as of September 29, 2023, by and among Rackspace Receivables II LLC, Rackspace Receivables Canada Limited, the persons from time to time party thereto as purchasers, PNC Bank, National Association, Rackspace US, Inc., Rackspace International GmbH, Rackspace Limited and Onica Technologies Canada Inc. and PNC Capital Markets LLC as structuring agent (incorporated by reference from Exhibit 10.17 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2023)

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

10.22	†
Employment Agreement by and between Rackspace Technology, Inc. and Gajen Kandiah, dated August 30, 2025 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on September 2, 2025)

10.23	†
Amended and Restated Employment Agreement between Rackspace US, Inc. and Mark Marino, effective January 12, 2024 (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on January 12, 2024)

10.24	†
Employment Agreement between Rackspace US, Inc. and Brian Lillie, effective January 16, 2023 (incorporated by reference from Exhibit 10.6 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2024)

10.25	†
Separation Agreement and Release between Rackspace US, Inc. and Brian Lillie (incorporated by reference from Exhibit 10.23 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2024)

10.26	†
Employment Agreement between Rackspace US, Inc. and Dharmendra Kumar (“DK”) Sinha, effective July 13, 2022 (incorporated by reference from Exhibit 10.7 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2024)

10.27	†
Employment Agreement between Rackspace US, Inc. and Srinivas Koushik, dated December 15, 2021 (incorporated by reference from Exhibit 10.25 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2024)

10.28	†
Form of Non-Qualified Stock Option Agreement between Rackspace Technology, Inc. and each of the named executive officers (other than the Chief Executive Officer) under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.20 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on July 27, 2020)

10.29	†
Form of Non-Qualified Stock Option Agreement between Rackspace Technology, Inc. and certain of the Directors under the 2017 Incentive Plan (incorporated by reference from Exhibit 10.24 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on July 27, 2020)

10.30	†
Form of Performance Stock Unit Agreement between Rackspace Technology, Inc. and certain of its executive officers under the 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended March 31, 2022)

10.31	†
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

10.34	†
Form of Restricted Stock Unit Award Agreement between Rackspace Technology, Inc. and certain of its directors under the 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended June 30, 2024)

10.35	†	Form of Restricted Stock Unit Inducement Award Agreement (incorporated by reference from Exhibit 4.1 to Rackspace Technology, Inc.’s Form S-8, filed on September 4, 2025)
10.36	†	Form of Non-Qualified Stock Option Inducement Award Agreement (incorporated by reference from Exhibit 4.2 to Rackspace Technology, Inc.’s Form S-8, filed on September 4, 2025)
10.37	†
Rackspace Technology, Inc. Equity Incentive Plan, dated as of April 7, 2017 (incorporated by reference from Exhibit 10.27 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on July 27, 2020)

10.38	†	Rackspace Technology, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 4.2 to Rackspace Technology, Inc.’s Registration Statement on Form S-8, filed on August 5, 2020)
10.39	†	Rackspace Technology, Inc. Amendment No. 1 to 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended June 30, 2022)
10.40	†	Rackspace Technology, Inc. Amendment No. 2 to 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended June 30, 2023)
10.41	†	Rackspace Technology, Inc. Amendment No. 3 to 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended June 30, 2024)
10.42	†	Rackspace Technology, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.3 to Rackspace Technology, Inc.’s Registration Statement on Form S-8, filed on August 5, 2020)
10.43	†	Rackspace Technology, Inc. Annual Cash Incentive Plan (incorporated by reference from Exhibit 10.8 to Rackspace Technology, Inc.’s Form 10-Q for the quarter ended September 30, 2020)

10.44	†
Rackspace Technology, Inc. Non-Employee Director Compensation Policy (incorporated by reference from Exhibit 10.31 to Rackspace Technology, Inc.’s Registration Statement on Form S-1, filed on July 10, 2020)

10.45	†
Rackspace Technology, Inc. Non-Employee Director Compensation Policy, effective January 1, 2025 (incorporated by reference from Exhibit 10.41 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2024)

10.46	†	Rackspace Technology, Inc. Executive Change in Control Severance Plan (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on March 18, 2021)
10.47	†	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.32 to Rackspace Technology, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A, filed on July 27, 2020)
16.1		Letter from PricewaterhouseCoopers LLP, dated March 27, 2025 (incorporated by reference from Exhibit 16.1 to Rackspace Technology, Inc.’s Form 8-K, filed on March 27, 2025)
19.1		Rackspace Technology, Inc. Securities Trading Policy (incorporated by reference from Exhibit 19.1 to Rackspace Technology, Inc.’s Form 10-K for the year ended December 31, 2024)
21.1	*	Subsidiaries of the registrant
23.1	*	Consent of KPMG LLP, independent registered public accounting firm
23.2	*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

RACKSPACE TECHNOLOGY, INC.

Date:	March 6, 2026	By:	/s/ Mark Marino
Mark Marino
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gajen Kandiah	Chief Executive Officer; Director	March 6, 2026
Gajen Kandiah	(Principal Executive Officer)

/s/ Mark Marino	Chief Financial Officer	March 6, 2026
Mark Marino	(Principal Financial and Accounting Officer)

/s/ Betsy Atkins	Director	March 6, 2026
Betsy Atkins

/s/ Jeffrey Benjamin	Director	March 6, 2026
Jeffrey Benjamin

/s/ Mitch Garber	Director	March 6, 2026
Mitch Garber

/s/ Mark Gross	Director	March 6, 2026
Mark Gross

/s/ Anthony Roberts	Director	March 6, 2026
Anthony Roberts

/s/ Anthony Scott	Director	March 6, 2026
Anthony Scott

/s/ Aaron Sobel	Director	March 6, 2026
Aaron Sobel