Form 10-Q
period 2026-03-31
Rackspace Technology, Inc.
filed 2026-05-08
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

Commission File Number: 001-39420

 RACKSPACE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-3369925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
19122 US Highway 281N, Suite 127
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

On May 1, 2026, 249,222,499 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this "Quarterly Report") contains certain information that may constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management's plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the generality of the preceding sentence, any time we use the words "expects," "intends," "will," "anticipates," "believes," "confident," "continue," "propose," "seeks," "could," "may," "should," "estimates," "forecasts," "might," "goals," "objectives," "targets," "planned," "projects," and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, and the risks and uncertainties disclosed or referenced under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2025	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$105.8	$93.6
Accounts receivable, net of allowance for credit losses and accrued customer credits of $12.2 and $10.7, respectively	266.5	265.8
Prepaid expenses	84.4	129.3
Other current assets	61.1	46.4
Total current assets	517.8	535.1

Property, equipment and software, net	596.3	587.1
Goodwill, net	740.1	738.8
Intangible assets, net	698.3	667.1
Operating right-of-use assets	144.6	133.0
Other non-current assets	102.7	104.3
Total assets	$2,799.8	$2,765.4

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$413.9	$413.6
Accrued compensation and benefits	85.4	70.1
Deferred revenue	94.6	130.4
Debt	27.3	26.6
Accrued interest	5.4	5.2
Operating lease liabilities	54.7	53.8
Finance lease liabilities	48.0	52.8
Financing obligations	14.0	10.0
Other current liabilities	23.4	23.1
Total current liabilities	766.7	785.6

Non-current liabilities:
Debt	2,718.7	2,681.9
Operating lease liabilities	84.2	75.8
Finance lease liabilities	297.7	287.5
Financing obligations	39.3	38.9
Deferred income taxes	34.7	35.1
Other non-current liabilities	78.0	77.3
Total liabilities	4,019.3	3,982.1

Commitments and Contingencies (Note 8)

Stockholders' deficit:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 248.4 and 252.2 shares issued; 245.3 and 249.1 shares outstanding, respectively	2.5	2.5
Additional paid-in capital	2,709.7	2,713.5
Accumulated other comprehensive income (loss)	7.5	(1.8)
Accumulated deficit	(3,908.2)	(3,899.9)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' deficit	(1,219.5)	(1,216.7)
Total liabilities and stockholders' deficit	$2,799.8	$2,765.4

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2025	2026
Revenue	$665.4	$678.1
Cost of revenue	(538.5)	(559.0)
Gross profit	126.9	119.1
Selling, general and administrative expenses	(165.3)	(136.9)
Loss from operations	(38.4)	(17.8)
Other income (expense):
Interest expense	(19.4)	(26.2)
Loss on investments, net	(0.1)	(0.1)
Gain on debt extinguishment	—	55.8
Other expense, net	(5.4)	(3.5)
Total other income (expense)	(24.9)	26.0
Income (loss) before income taxes	(63.3)	8.2
Benefit (provision) for income taxes	(8.2)	0.1
Net income (loss)	$(71.5)	$8.3

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$3.6	$(6.8)
Unrealized loss on derivative contracts	(0.1)	—
Amount reclassified from accumulated other comprehensive income (loss) to earnings	(8.5)	(2.5)
Other comprehensive loss	(5.0)	(9.3)
Comprehensive loss	$(76.5)	$(1.0)

Net earnings (loss) per share:
Basic	$(0.31)	$0.03
Diluted	$(0.31)	$0.03
Weighted average number of shares outstanding:
Basic	231.9	246.3
Diluted	231.9	249.7

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2026
Cash Flows From Operating Activities
Net income (loss)	$(71.5)	$8.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73.9	71.8
Reduction in carrying amount of operating right-of-use assets	16.6	16.4
Deferred income taxes	(1.3)	(3.0)
Share-based compensation expense	12.0	6.6
Gain on debt extinguishment	—	(55.8)
Loss on investments, net	0.1	0.1
Provision for bad debts and accrued customer credits	—	0.8
Amortization of debt issuance costs and debt discount and premium	1.5	1.6
Other operating activities	1.2	(1.7)
Changes in operating assets and liabilities:
Accounts receivable	30.2	(0.3)
Prepaid expenses and other current assets	(13.2)	(34.5)
Accounts payable, accrued expenses, and other current liabilities	(17.3)	(23.3)
Deferred revenue	(9.3)	35.6
Operating lease liabilities	(20.3)	(14.1)
Other non-current assets and liabilities	10.0	(3.4)
Net cash provided by operating activities	12.6	5.1
Cash Flows From Investing Activities
Purchases of property, equipment and software	(8.3)	(14.5)
Other investing activities	(0.5)	3.0
Net cash used in investing activities	(8.8)	(11.5)
Cash Flows From Financing Activities
Proceeds from borrowings under long-term debt arrangements	30.0	125.0
Payments on long-term debt	(26.1)	(104.5)
Payments on financing component of interest rate swap	(4.3)	(3.0)
Principal payments of finance lease liabilities	(13.2)	(13.5)
Principal payments of financing obligations	(7.0)	(8.1)
Net cash used in financing activities	(20.6)	(4.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.9	(1.5)
Decrease in cash, cash equivalents, and restricted cash	(15.9)	(12.0)
Cash, cash equivalents, and restricted cash at beginning of period	147.0	108.0
Cash, cash equivalents, and restricted cash at end of period	$131.1	$96.0

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$22.2	$27.8
Cash payments for income taxes, net of refunds	$1.2	$1.8

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$23.5	$10.0
Acquisition of property, equipment and software by financing obligations	—	3.7
Increase (decrease) in property, equipment and software accrued in liabilities	(5.1)	6.5
Non-cash purchases of property, equipment and software	$18.4	$20.2

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
(In millions)	2025	2026
Cash and cash equivalents	$128.0	$93.6
Restricted cash included in other non-current assets	3.1	2.4
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$131.1	$96.0

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	232.2	$2.3	$2,682.8	$24.1	$(3,682.4)	3.1	$(31.0)	$(1,004.2)
Exercise of stock options and release of stock awards	8.2	0.1	(0.1)	—	—	—	—	—
Share-based compensation expense for equity classified awards	—	—	7.6	—	—	—	—	7.6
Net loss	—	—	—	—	(71.5)	—	—	(71.5)
Other comprehensive loss	—	—	—	(5.0)	—	—	—	(5.0)
Balance at March 31, 2025	240.4	$2.4	$2,690.3	$19.1	$(3,753.9)	3.1	$(31.0)	$(1,073.1)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	248.4	$2.5	$2,709.7	$7.5	$(3,908.2)	3.1	$(31.0)	$(1,219.5)
Exercise of stock options and release of stock awards	3.8	—	—	—	—	—	—	—
Share-based compensation expense for equity classified awards	—	—	3.8	—	—	—	—	3.8
Net income	—	—	—	—	8.3	—	—	8.3
Other comprehensive loss	—	—	—	(9.3)	—	—	—	(9.3)
Balance at March 31, 2026	252.2	$2.5	$2,713.5	$(1.8)	$(3,899.9)	3.1	$(31.0)	$(1,216.7)

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2025 and 2026, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the Securities and Exchange Commission ("SEC") disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 6, 2026 ("Annual Report"). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2026, our results of operations, cash flows, and stockholders' deficit for the three months ended March 31, 2025 and 2026.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2026, or for any other interim period, or for any other future year.

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

Liquidity Overview

We are a highly leveraged company. As of March 31, 2026, we had $2,327.6 million aggregate principal amount outstanding under our debt instruments, which are comprised of the first lien first out senior secured term loan facility (the “FLFO Term Loan Facility”), the first lien second out senior secured term loan facility (the “FLSO Term Loan Facility”), the senior secured first lien term loan facility (the "Term Loan Facility"), 3.50% FLSO Senior Secured Notes due 2028 (the “3.50% FLSO Senior Secured Notes”), 5.375% Senior Notes due 2028 (the "5.375% Senior Notes"), and 3.50% Senior Secured Notes due 2028 (the "3.50% Senior Secured Notes"). We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the senior secured first lien first out revolving credit facility (the "Revolving Credit Facility"). As of March 31, 2026, the Revolving Credit Facility provided for up to $375.0 million of borrowings, $150.0 million of which was drawn and outstanding as of March 31, 2026. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash and cash equivalents of $93.6 million as of March 31, 2026, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on our ability to deliver on our strategic objectives and prevailing economic conditions and other factors, many of which are beyond our control.

Significant Accounting Policies and Estimates

Our Annual Report includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the three months ended March 31, 2026.

Recent Accounting Pronouncements

Measurement of Credit Losses

In July 2025, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions under Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers. We adopted this guidance on January 1, 2026 on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Condensed Consolidated Balance Sheets Account	December 31, 2025	March 31, 2026
Accounts receivable, net	Accounts receivable, net (1)	$266.5	$265.8
Current portion of contract assets	Other current assets	$3.8	$5.3
Non-current portion of contract assets	Other non-current assets	$3.5	$3.1
Current portion of deferred revenue	Deferred revenue	$94.6	$130.4
Non-current portion of deferred revenue	Other non-current liabilities	$2.6	$2.3
(1)    Allowance for credit losses and accrued customer credits was $12.2 million and $10.7 million as of December 31, 2025 and March 31, 2026, respectively.

Amounts recognized in revenue for the three months ended March 31, 2025 and 2026, which were included in deferred revenue as of the beginning of each period totaled $49.6 million and $60.1 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2025 and March 31, 2026, the balances of capitalized costs to obtain a contract were $30.8 million and $30.2 million, respectively, and the balances of capitalized costs to fulfill a contract were $16.3 million and $16.7 million, respectively. These capitalized costs are included in "Other non-current assets" on the Condensed Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended March 31,
(In millions)	2025	2026
Amortization of capitalized sales commissions	$6.8	$5.7
Amortization of capitalized implementation costs	$2.3	$2.6

Remaining Performance Obligations

As of March 31, 2026, the aggregate amount of transaction price allocated to remaining performance obligations was $575.5 million, of which approximately 39% is expected to be recognized as revenue during the remainder of 2026 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. The aggregate amount of transaction price excludes variable consideration related to our usage-based arrangements for which we recognize revenue based on the right to invoice for the services performed.

The E.U. Data Act became effective in September 2025 and establishes new requirements related to cloud service switching rights and limits on early termination fees. These provisions will require modifications to our existing E.U. contract terms. We are currently assessing which of our contracts are subject to these requirements. As of March 31, 2026, our existing contractual terms were in place and provide the basis for the remaining performance obligations disclosed above. We expect to revise our contractual terms to comply with the E.U. Data Act in 2026 which could reduce the amount of remaining performance obligations disclosed in future periods.

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

In connection with accounts receivable sold during the three months ended March 31, 2025 and 2026, we recorded $5.0 million and $4.6 million of yield charges and fees, respectively, within “Other expense, net” in the Condensed Consolidated Statements of Comprehensive Loss.

The outstanding portfolio of sold accounts receivable derecognized from our Condensed Consolidated Balance Sheet as of December 31, 2025 and March 31, 2026 was $253.8 million and $251.4 million, respectively. The SPVs hold unsold accounts receivable of $65.3 million as of March 31, 2026 that are pledged as collateral to PNC.

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

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended March 31,
(In millions, except per share data)	2025	2026
Basic net earnings (loss) per share:
Net income (loss) attributable to common stockholders	$(71.5)	$8.3
Weighted average shares outstanding:
Common stock	231.9	246.3
Number of shares used in per share computations	231.9	246.3
Net earnings (loss) per share	$(0.31)	$0.03

Diluted net earnings (loss) per share:
Net income (loss) attributable to common stockholders	$(71.5)	$8.3
Weighted average shares outstanding:
Common stock	231.9	246.3
Effect of dilutive securities	—	3.4
Number of shares used in per share computations	231.9	249.7
Net earnings (loss) per share	$(0.31)	$0.03

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. We excluded 19.4 million and 13.8 million potential common shares from the computation of dilutive earnings (loss) per share for the three months ended March 31, 2025 and 2026, respectively, because the effect would have been anti-dilutive.

5. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2025	March 31, 2026
Computers and equipment	$1,114.5	$1,101.6
Software	428.6	437.1
Furniture and fixtures	7.3	7.2
Buildings and leasehold improvements	416.6	413.7
Property, equipment and software, at cost	1,967.0	1,959.6
Less: Accumulated depreciation	(1,377.7)	(1,378.2)
Work in process	7.0	5.7
Property, equipment and software, net	$596.3	$587.1

6. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment.

(In millions)	Public Cloud	Private Cloud	Total
Gross goodwill as of December 31, 2025	$597.5	$1,566.3	$2,163.8
Less: impairment charges	(454.6)	(969.1)	(1,423.7)
Goodwill, net as of December 31, 2025	142.9	597.2	740.1
Foreign currency translation	(0.4)	(0.9)	(1.3)
Goodwill, net as of March 31, 2026	$142.5	$596.3	$738.8

Gross goodwill as of March 31, 2026	$597.1	$1,565.4	$2,162.5
Less: accumulated impairment charges (1)	(454.6)	(969.1)	(1,423.7)
Goodwill, net as of March 31, 2026	$142.5	$596.3	$738.8
(1)     On a consolidated basis, gross and net goodwill as of March 31, 2026 was $3,044.4 million and $738.8 million, respectively. Accumulated impairment charges on a consolidated basis was $2,305.6 million as of March 31, 2026.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2025			March 31, 2026
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,935.4	$(1,377.6)	$557.8	$1,934.0	$(1,407.5)	$526.5
Other	26.7	(26.2)	0.5	26.6	(26.0)	0.6
Total definite-lived intangible assets	1,962.1	(1,403.8)	558.3	1,960.6	(1,433.5)	527.1
Trade name (indefinite-lived)	140.0	—	140.0	140.0	—	140.0
Total intangible assets other than goodwill	$2,102.1	$(1,403.8)	$698.3	$2,100.6	$(1,433.5)	$667.1

7. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2025		March 31, 2026
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
FLSO Term Loan Facility	May 15, 2028	6.61%	$1,610.0	6.54%	$1,605.8
FLFO Term Loan Facility	May 15, 2028	10.11%	270.2	10.04%	269.5
Term Loan Facility	February 15, 2028	6.60%	61.1	6.54%	60.9
Revolving Credit Facility	May 15, 2028	6.73%	60.0	6.67%	150.0
3.50% FLSO Senior Secured Notes	May 15, 2028	3.50%	318.6	3.50%	250.3
3.50% Senior Secured Notes	February 15, 2028	3.50%	43.9	3.50%	42.6
5.375% Senior Notes	December 1, 2028	5.375%	125.4	5.375%	98.5
Total principal amount outstanding			2,489.2		2,477.6
Unamortized debt issuance costs, debt premium, and debt discount			256.8		230.9
Total debt			2,746.0		2,708.5
Less: current portion of debt			(27.3)		(26.6)
Debt, excluding current portion			$2,718.7		$2,681.9
(1)    Contractual interest rate as of each respective balance sheet date. The Revolving Credit Facility interest rate is the weighted average interest rate of borrowings outstanding as of the balance sheet date.

Senior Facilities

On March 12, 2024, Rackspace Finance Holdings, LLC (“Rackspace Finance Holdings”), Rackspace Finance, LLC ( “Rackspace Finance”), the lenders and issuing banks party thereto and Citibank, N.A., as the administrative agent and collateral agent, entered into the credit agreement governing the FLSO Term Loan Facility, FLFO Term Loan Facility and Revolving Credit Facility (together, the “Senior Facilities”) (the “First Lien Credit Agreement”).

FLSO Term Loan Facility

Rackspace Finance issued the FLSO Term Loan Facility in an aggregate principal amount of $1,687.2 million. The FLSO Term Loan Facility matures on May 15, 2028. Borrowings under the FLSO Term Loan Facility bear interest at an annual rate equal to Term Secured Overnight Financing Rate ( “SOFR”) equal to the forward-looking term rate, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, for the interest period relevant to such borrowing, plus a credit spread adjustment of 0.11% for an interest period of one-month’s duration, 0.26% for an interest period of three-month duration, and 0.43% for an interest period of six-month duration, subject to a 0.75% floor, plus an applicable margin of 2.75%.

As of March 31, 2026, the contractual interest rate on the FLSO Term Loan Facility was 6.54%. We are required to make quarterly principal payments of $4.2 million.

Affiliates of Apollo are FLSO Term Loan Facility lenders under the First Lien Credit Agreement. As of March 31, 2026, the outstanding principal amount of the FLSO Term Loan Facility was $1,605.8 million, of which $79.4 million, or 4.9%, is due to Apollo affiliates.

Rackspace Finance may prepay some or all of the FLSO Term Loan Facility, together with accrued and unpaid interest, without prepayment premium or penalty.

The fair value of the FLSO Term Loan Facility as of March 31, 2026 was $722.6 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLSO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

The FLSO Term Loan Facility contains certain customary affirmative covenants, negative covenants, and events of default.

FLFO Term Loan Facility

Rackspace Finance issued the FLFO Term Loan Facility in an initial aggregate principal amount of $275.0 million. The FLFO Term Loan Facility matures on May 15, 2028. Borrowings under the FLFO Term Loan Facility bear interest at an annual rate equal to Term SOFR equal to the forward-looking term rate, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, for the interest period relevant to such borrowing, plus a credit spread adjustment of 0.11% for an interest period of one-month’s duration, 0.26% for an interest period of three-month duration, and 0.43% for an interest period of six-month duration, subject to a 0.75% floor, plus an applicable margin of 6.25% and were issued with 1.00% of original issue discount.

As of March 31, 2026, the contractual interest rate on the FLFO Term Loan Facility was 10.04%. We are required to make quarterly principal payments of $0.7 million.

On or after September 12, 2025 but prior to September 12, 2027, Rackspace Finance may prepay some or all of the FLFO Term Loan Facility, together with accrued and unpaid interest, subject to a prepayment fee equal to (x) 3.00% of the principal amount of the FLFO Term Loan Facility so prepaid prior to September 12, 2026 and (y) 1.00% of the principal amount of the FLFO Term Loan Facility so prepaid on or after September 12, 2026 but prior to September 12, 2027. On or after September 12, 2027, Rackspace Finance may prepay some or all of the FLFO Term Loan Facility, together with accrued and unpaid interest, without prepayment premium or penalty.

The fair value of the FLFO Term Loan Facility as of March 31, 2026 was $268.2 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLFO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

The FLFO Term Loan Facility contains certain customary affirmative covenants, negative covenants, and events of default.

Revolving Credit Facility

Rackspace Finance established the Revolving Credit Facility in an aggregate principal amount of $375.0 million of commitments. The Revolving Credit Facility matures on May 15, 2028 and bears interest at an annual rate equal to Term SOFR equal to the forward-looking term rate, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, for the interest period relevant to such borrowing, subject to a 1.00% floor, plus an applicable margin of initially 3.00%. The applicable margin is subject to a net first lien leverage-based pricing grid as set forth in the First Lien Credit Agreement. In addition to paying interest on the outstanding principal under the Revolving Credit Facility, Rackspace Finance is required to pay a commitment fee equal to initially 0.50% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee is subject to a net first lien leverage-based pricing grid as set forth in the First Lien Credit Agreement. Rackspace Finance may prepay loans incurred under the Revolving Credit Facility, together with accrued and unpaid interest, without prepayment premium or penalty.

The Revolving Credit Facility contains certain customary affirmative covenants, negative covenants, and events of default. In addition, the Revolving Credit Facility contains a financial covenant which limits the super-priority net senior secured leverage ratio to a maximum of 5.00 to 1.00; however, this covenant is only applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25.0 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is greater than 35% of the Revolving Credit Facility commitments as of the last day of such fiscal quarter.

During the three months ended March 31, 2026, we borrowed $125.0 million and repaid $35.0 million on the Revolving Credit Facility. As of March 31, 2026, we had total commitments of $375.0 million, $150.0 million of outstanding borrowings under the Revolving Credit Facility, and $23.5 million of letters of credit issued thereunder. As such, as of March 31, 2026, we had $201.5 million of available commitments remaining.

As of March 31, 2026, we were in compliance with all covenants under the Senior Facilities.

3.50% FLSO Senior Secured Notes due 2028

On March 12, 2024, Rackspace Finance issued $267.3 million initial aggregate principal amount of the 3.50% FLSO Senior Secured Notes. On April 2, 2024 and April 16, 2024, Rackspace Finance issued additional 3.50% FLSO Senior Secured Notes in an aggregate principal amount of $93.3 million and $3.6 million, respectively. The 3.50% FLSO Senior Secured Notes will mature on May 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on February 15 and August 15. The 3.50% FLSO Senior Secured Notes are not subject to registration rights.

Rackspace Finance may redeem the 3.50% FLSO Senior Secured Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 3.50% FLSO Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to but excluding the redemption date.

During the three months ended March 31, 2026, Rackspace Finance repurchased and surrendered for cancellation $68.3 million principal amount of the 3.50% FLSO Senior Secured Notes for $34.5 million, including accrued interest and fees of $0.4 million. In connection with these repurchases, we recorded a gain, included in "Gain on debt extinguishment", of $39.1 million, in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026, which includes $5.1 million of unamortized debt premium write-offs.

The indenture governing the 3.50% FLSO Senior Secured Notes (the “3.50% FLSO Senior Secured Notes Indenture”) contains covenants that, among other things, limit our ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the 3.50% FLSO Senior Secured Notes Indenture. Additionally, upon the occurrence of a change of control (as defined in the 3.50% FLSO Senior Secured Notes Indenture), we will be required to make an offer to repurchase all of the outstanding 3.50% FLSO Senior Secured Notes at a price in cash equal to 101.000% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date. The 3.50% FLSO Senior Secured Notes Indenture also contains customary events of default.

As of March 31, 2026, we were in compliance with all covenants under the 3.50% FLSO Senior Secured Notes Indenture.

The fair value of the 3.50% FLSO Senior Secured Notes as of March 31, 2026 was $120.1 million based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% FLSO Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

Term Loan Facility

On February 9, 2021, Rackspace Technology Global amended and restated the credit agreement governing the $2,300.0 million Term Loan Facility. The Term Loan Facility matures on February 15, 2028.

Borrowings under the Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) Term SOFR equal to the forward-looking term rate, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, for the interest period relevant to such borrowing, plus a credit spread adjustment of 0.11% for an interest period of one-month's duration, 0.26% for an interest period of three-month duration, and 0.43% for an interest period of six-month duration, subject to a 0.75% floor or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate last quoted by The Wall Street Journal and (iii) adjusted Term SOFR for a one-month tenor plus 1.00%.

The applicable margin for the Term Loan Facility is 2.75% for SOFR loans and 1.75% for base rate loans. Interest is due at the end of each interest period elected, not exceeding 90 days, for SOFR loans and at the end of every calendar quarter for base rate loans.

As of March 31, 2026, the contractual interest rate on the Term Loan Facility was 6.54%. We are required to make quarterly principal payments of $0.2 million.

In addition to the quarterly amortization payments discussed above, the Term Loan Facility requires us to make certain mandatory prepayments, including using (i) a portion of annual excess cash flow, as defined in the credit agreement governing the Term Loan Facility, to prepay the Term Loan Facility, (ii) net cash proceeds of certain non-ordinary assets sales or dispositions of property to prepay the Term Loan Facility and (iii) net cash proceeds of any issuance or incurrence of debt not permitted under the Term Loan Facility to prepay the Term Loan Facility. We may make voluntary prepayments at any time without penalty.

As of March 31, 2026, we were in compliance with all covenants under the credit agreement governing the Term Loan Facility.

The fair value of the Term Loan Facility as of March 31, 2026 was $20.4 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

Rackspace Technology Global may redeem the 3.50% Senior Secured Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date. Notwithstanding the foregoing, Rackspace Technology Global may redeem during each twelve-month period, commencing with February 9, 2021, up to 10.0% of the original aggregate principal amount of the 3.50% Senior Secured Notes at a redemption price of 103.000%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

During the three months ended March 31, 2026, Rackspace Technology Global repurchased and surrendered for cancellation $1.3 million principal amount of the 3.50% Senior Secured Notes for $0.6 million. In connection with this repurchase, we recorded a gain, included in "Gain on debt extinguishment", of $0.7 million, in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026.

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

As of March 31, 2026, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of March 31, 2026 was $16.6 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

5.375% Senior Notes due 2028

On December 1, 2020, Rackspace Technology Global issued $550.0 million aggregate principal amount of the 5.375% Senior Notes. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at an annual fixed rate of 5.375%. Interest is payable semiannually on June 1 and December 1. The 5.375% Senior Notes are not subject to registration rights.

Rackspace Technology Global may redeem the 5.375% Senior Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date.

During the three months ended March 31, 2026, Rackspace Technology Global repurchased and surrendered for cancellation $26.9 million principal amount of the 5.375% Senior Secured Notes for $11.3 million, including accrued interest and fees of $0.5 million. In connection with this repurchase, we recorded a gain, included in "Gain on debt extinguishment", of $15.9 million, in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026, which includes $0.1 million of unamortized debt issuance costs write-offs.

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

As of March 31, 2026, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of March 31, 2026 was $38.4 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

Subsequent Debt Repurchases

Subsequent to March 31, 2026 and through May 8, 2026, we repurchased and surrendered for cancellation an additional $11.2 million aggregate principal amount of 3.50% FLSO Senior Secured Notes and 5.375% Senior Notes for $4.8 million, including accrued interest and fees of $0.2 million.

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

9. Share-Based Compensation

2020 Incentive Plan

During the three months ended March 31, 2026, we granted 1.3 million restricted stock units (“RSUs”) under the Rackspace Technology, Inc. 2020 Equity Incentive Plan (the “2020 Incentive Plan”) with a weighted-average grant date fair value of $2.19. The majority of the RSUs were granted as part of our promotion and recruitment process and vest ratably over a three-year period, subject to continued service.

Share-Based Compensation Expense

Total share-based compensation expense is comprised of the following equity and liability classified award amounts:

	Three Months Ended March 31,
(In millions)	2025	2026
Equity classified awards	$7.6	$3.8
Liability classified awards	4.4	2.8
Total share-based compensation expense	$12.0	$6.6

Total share-based compensation expense recognized was as follows:

	Three Months Ended March 31,
(In millions)	2025	2026
Cost of revenue	$1.8	$0.9
Selling, general and administrative expenses	10.2	5.7
Pre-tax share-based compensation expense	12.0	6.6
Less: Income tax benefit	(2.5)	(1.4)
Total share-based compensation expense, net of tax	$9.5	$5.2

As of March 31, 2026, there was $22.2 million of total unrecognized compensation cost related to RSUs, performance stock units, stock options, and the ESPP, which will be recognized using the service period or over our best estimate of the period over which the performance condition will be met, as applicable. Additionally, as of March 31, 2026 there was $7.2 million of total unrecognized expense related to long-term incentive cash awards, which will be recognized over the remaining service period. The expense ultimately recognized is dependent on the fair value of the award as of the end of the performance periods.

10. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three months ended March 31, 2026, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is nondeductible under Internal Revenue Code (“IRC”) Section 162(m), and the net impact of the geographic distribution of our earnings.

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

On February 9, 2021, we entered into a $1.35 billion pay-fixed interest rate swap that matured in February 2026. The pay-fixed interest rate swap qualified as a hybrid instrument in accordance with ASC No. 815, Derivatives and Hedging, consisting of a loan and an embedded at-market derivative that was designated as a cash flow hedge. The loan was accounted for at amortized cost over the life of the swap while the embedded at-market derivative was accounted for at fair value. The $1.35 billion swap was indexed to one-month Term SOFR and net settled on a monthly basis with the counterparty for the difference between the fixed rate of 2.34150% and the variable rate based upon one-month Term SOFR (subject to a floor of 0.75%) as applied to the notional amount of the swap. The cash flows related to the portion treated as debt was classified as financing activities in the Condensed Consolidated Statements of Cash Flows while the portion treated as an at-market derivative was classified as operating activities.

Our interest rate swap agreement, excluding the portion treated as debt, was recognized at fair value in the Condensed Consolidated Balance Sheets and was valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.

As of December 31, 2025 the cash flow hedge was highly effective. Our interest rate swap matured on February 9, 2026. Therefore, as of March 31, 2026, we do not have any interest rate swaps outstanding.

Fair Values of Derivatives on the Condensed Consolidated Balance Sheets

The fair value of our derivative and its location on the Condensed Consolidated Balance Sheets as of December 31, 2025 was as follows:

		December 31, 2025
(In millions)		Assets	Liabilities
Derivatives designated as hedging instruments	Location
Interest rate swaps	Other current assets	$4.0	$—
Interest rate swaps	Other current liabilities (1)	—	3.0
Total		$4.0	$3.0
(1)    The entire balance is comprised of the financing component of the pay-fixed interest rate swap.

For financial statement presentation purposes, we do not offset assets and liabilities under master netting arrangements and all amounts above are presented on a gross basis. The following table, however, is presented on a net asset and net liability basis:

	December 31, 2025
(In millions)	Gross Amounts on Balance Sheet	Effects of Counterparty Netting	Net Amounts
Assets
Interest rate swaps	$4.0	$(3.0)	$1.0

Liabilities
Interest rate swaps	$3.0	$(3.0)	$—

Effect of Derivatives on the Condensed Consolidated Statements of Comprehensive Loss

The effect of our derivative and its location on the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025 and 2026 was as follows:

		Three Months Ended March 31,
(In millions)		2025	2026
Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$11.4	$4.0

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

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$5.0	$2.5	$7.5
Foreign currency translation adjustments, net of tax expense of $2.4	(6.8)	—	(6.8)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $1.5 (1)	—	(2.5)	(2.5)
Balance at March 31, 2026	$(1.8)	$—	$(1.8)
(1)    Includes a reduction to interest expense recognized of $4.0 million related to the cash flow hedge gain for the three months ended March 31, 2026.

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

The table below presents revenue and segment operating profit by reportable segment and a reconciliation of consolidated segment operating profit to consolidated income (loss) before income taxes for the three months ended March 31, 2025 and 2026.

	Three Months Ended March 31,
(In millions)	2025	2026
Public Cloud
Revenue	$415.6	$443.4
Third party infrastructure (1)	(326.4)	(353.9)
Other cost of revenue (2)	(49.7)	(50.2)
Other segment items (3)	(22.2)	(18.6)
Segment operating profit	$17.3	$20.7

Private Cloud
Revenue	$249.8	$234.7
Cost of revenue	(157.2)	(150.2)
Other segment items (3)	(31.6)	(26.6)
Segment operating profit	$61.0	$57.9

Total Consolidated
Revenue	$665.4	$678.1
Segment operating profit	$78.3	$78.6

Corporate functions	(52.7)	(47.9)
Share-based compensation expense	(12.0)	(6.6)
Transaction-related adjustments, net (4)	(1.5)	(1.6)
Restructuring and transformation expenses (5)	(13.1)	(9.0)
Amortization of intangible assets (6)	(37.4)	(31.3)
Interest expense	(19.4)	(26.2)
Loss on investments, net	(0.1)	(0.1)
Gain on debt extinguishment	—	55.8
Other expense, net	(5.4)	(3.5)
Total consolidated income (loss) before income taxes	$(63.3)	$8.2

(1)	Represents usage charges from public cloud infrastructure providers.
(2)	Other cost of revenue excludes third party infrastructure expenses and is comprised of certain license costs, labor, and other designated expenses.
(3)	Other segment items for each segment include directly allocable research and development expenses, sales and marketing expenses, and certain other general and administrative expenses.
(4)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
(5)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock.

(6)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

The table below presents depreciation expense included in segment operating profit above for the three months ended March 31, 2025 and 2026.

	Three Months Ended March 31,
(In millions)	2025	2026
Public Cloud	$1.7	$1.8
Private Cloud	29.7	33.8
Corporate functions	5.1	5.0
Total depreciation expense	$36.5	$40.6

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

Key Components of Statement of Operations

Revenue

A substantial amount of our revenue, particularly within our Private Cloud segment, is generated pursuant to contracts that typically have a fixed term (typically from 12 to 36 months). Our customers generally have the right to cancel their contracts by providing us with written notice prior to the end of the fixed term, though most of our contracts provide for termination fees in the event of cancellation prior to the end of their term, typically amounting to the outstanding value of the contract. These contracts include a monthly recurring fee, which is determined based on the computing resources utilized and provided to the customer, the complexity of the underlying infrastructure and the level of support we provide. Most of our services within our Public Cloud segment generate usage-based revenue invoiced on a monthly basis and can be canceled at any time without penalty. We also generate revenue from usage-based fees and fees from professional services earned from customers using our hosting and other services. We typically recognize revenue on a daily basis, as services are provided, in an amount that reflects the consideration to which we expect to be entitled in exchange for our services. Our usage-based arrangements generally include a variable consideration component, consisting of monthly utility fees, with a defined price and undefined quantity. Our customer contracts also typically contain service level guarantees, including with respect to network uptime requirements, that provide discounts when we fail to meet specific obligations and, with respect to certain products, we may offer volume discounts based on usage. As these variable consideration components consist of a single distinct daily service provided on a single performance obligation, we account for all of them as services are provided and earned.

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

Income taxes

Our income tax benefit (provision) and deferred tax assets and liabilities reflect management's best assessment of estimated current and future taxes to be paid. To date, we recorded consolidated tax expense, despite our net losses, due to the recording of valuation allowances against our deferred tax assets. Certain of our non-U.S. subsidiaries continue to incur corporate tax expense or benefit according to the relevant taxing jurisdictions. We are under certain domestic and foreign tax audits. Due to the complexity involved with certain tax matters, there is the possibility that the various taxing authorities may disagree with certain tax positions filed on our income tax returns. We believe we have made adequate provision for all uncertain tax positions. See Item 1 of Part I, Financial Statements - Note 10, "Taxes."

Results of Operations

We discuss our historical results of operations, and the key components of those results, below. Past financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2026

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended March 31,				Year-Over-Year Comparison
	2025		2026
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$665.4	100.0%	$678.1	100.0%	$12.7	1.9%
Cost of revenue	(538.5)	(80.9)%	(559.0)	(82.4)%	(20.5)	3.8%
Gross profit	126.9	19.1%	119.1	17.6%	(7.8)	(6.1)%
Selling, general and administrative expenses	(165.3)	(24.8)%	(136.9)	(20.2)%	28.4	(17.2)%
Loss from operations	(38.4)	(5.8)%	(17.8)	(2.6)%	20.6	(53.6)%
Other income (expense):
Interest expense	(19.4)	(2.9)%	(26.2)	(3.9)%	(6.8)	35.1%
Loss on investments, net	(0.1)	(0.0)%	(0.1)	(0.0)%	—	—%
Gain on debt extinguishment	—	—%	55.8	8.2%	55.8	100.0%
Other expense, net	(5.4)	(0.8)%	(3.5)	(0.5)%	1.9	(35.2)%
Total other income (expense)	(24.9)	(3.7)%	26.0	3.8%	50.9	NM
Income (loss) before income taxes	(63.3)	(9.5)%	8.2	1.2%	71.5	NM
Benefit (provision) for income taxes	(8.2)	(1.2)%	0.1	0.0%	8.3	NM
Net income (loss)	$(71.5)	(10.8)%	$8.3	1.2%	$79.8	NM
NM = not meaningful.

Revenue

Revenue increased $13 million, or 1.9%, to $678 million in the three months ended March 31, 2026 from $665 million in the three months ended March 31, 2025. Revenue growth was driven by Public Cloud, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue increased 1.0% year-over-year. The following table presents revenue by segment:

	Three Months Ended March 31,		% Change
(In millions, except %)	2025	2026	Actual	Constant Currency (a)
Public Cloud	$415.6	$443.4	6.7%	6.1%
Private Cloud	249.8	234.7	(6.0)%	(7.5)%
Total	$665.4	$678.1	1.9%	1.0%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the three months ended March 31, 2026 increased 6.7% on an actual basis and 6.1% on a constant currency basis, from the three months ended March 31, 2025. The increase was driven by both higher services revenue and increased infrastructure volumes.

Private Cloud revenue in the three months ended March 31, 2026 decreased 6.0% on an actual basis and 7.5% on a constant currency basis, from the three months ended March 31, 2025, reflecting customer transitions off legacy platforms, partially offset by revenue from new bookings.

Cost of Revenue

Cost of revenue increased $21 million, or 4%, to $559 million in the three months ended March 31, 2026 from $539 million in the three months ended March 31, 2025. The primary drivers of the increase include higher usage charges for third-party infrastructure, consistent with revenue growth, and higher depreciation expense. These increases were partially offset by lower license expense, due to a reduction in usage between periods, and a decrease in personnel costs driven by a reduction in non-equity incentive compensation and share-based compensation.

As a percentage of revenue, cost of revenue increased 150 basis points in the three months ended March 31, 2026 to 82.4% from 80.9% in the three months ended March 31, 2025 for the reasons discussed above.

Gross Profit

Our gross profit was $119 million in the three months ended March 31, 2026, a decrease of $8 million from $127 million in the three months ended March 31, 2025. Our gross margin was 17.6% in the three months ended March 31, 2026, a decrease of 150 basis points from 19.1% in the three months ended March 31, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $28 million, or 17%, to $137 million in the three months ended March 31, 2026 from $165 million in the three months ended March 31, 2025. Declining personnel costs had the largest impact due to a reduction in headcount between periods and a decrease in severance and share-based compensation expense. Also driving the overall reduction in selling, general and administrative expenses was a gain on disposal of non-core assets in the current period and a decrease in amortization expense as certain customer relationship intangible assets reached the end of their useful lives between periods.

As a percentage of revenue, selling, general and administrative expenses decreased 460 basis points, to 20.2% in the three months ended March 31, 2026 from 24.8% in the three months ended March 31, 2025 primarily due to personnel costs, as discussed above.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $18 million in the three months ended March 31, 2026 compared to $38 million in the three months ended March 31, 2025. Our Non-GAAP Operating Profit was $31 million in the three months ended March 31, 2026, an increase of $5 million from $26 million in the three months ended March 31, 2025. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Three Months Ended March 31,
(In millions)	2025	2026
Loss from operations	$(38.4)	$(17.8)
Share-based compensation expense	12.0	6.6
Transaction-related adjustments, net (a)	1.5	1.6
Restructuring and transformation expenses (b)	13.1	9.0
Amortization of intangible assets (c)	37.4	31.3
Non-GAAP Operating Profit	$25.6	$30.7

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
(b)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock.

(c)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Three Months Ended March 31,				Year-Over-Year Comparison
(In millions, except %)	2025		2026
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$17.3	4.2%	$20.7	4.7%	$3.4	19.7%
Private Cloud	61.0	24.4%	57.9	24.7%	(3.1)	(5.1)%
Corporate functions	(52.7)		(47.9)		4.8	(9.1)%
Non-GAAP Operating Profit	$25.6		$30.7		$5.1	19.9%

Public Cloud operating profit increased 20% in the three months ended March 31, 2026 from the three months ended March 31, 2025. Segment operating profit as a percentage of segment revenue increased by 50 basis points, reflecting a 7% increase in segment revenue, partially offset by a 6% increase in segment operating expenses. The increase in expenses was mainly driven by higher cost of revenue, which increased inline with revenue growth between periods.

Private Cloud operating profit decreased 5% in the three months ended March 31, 2026 from the three months ended March 31, 2025. Segment operating profit as a percentage of segment revenue increased by 30 basis points due to a 6% decrease in segment operating expenses, offset by a 6% decrease in segment revenue. The decrease in expenses was mainly driven by lower cost of revenue, inline with revenue decline, and gains on disposal of non-core assets in the current period.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 9% in the three months ended March 31, 2026 from the three months ended March 31, 2025 due to our continued focus on cost management.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting."

Interest Expense

Interest expense increased $7 million, or 35%, to $26 million in the three months ended March 31, 2026 from $19 million in the three months ended March 31, 2025 driven by the impact of our interest rate swap maturing in February 2026. Borrowings on the Revolving Credit Facility also contributed to the increase in interest expense between periods.

Gain on Debt Extinguishment

We recorded 56 million total gain on debt extinguishment in the three months ended March 31, 2026 related to repurchases of an aggregate $96 million principal amount of the 3.50% FLSO Senior Secured Notes, 3.50% Senior Secured Notes, and 5.375% Senior Notes.

For more information, see Item 1 of Part I, Financial Statements - Note 7, "Debt."

Other Expense, Net

The decrease in other expense, net to $4 million in the three months ended March 31, 2026 from $5 million in the three months ended March 31, 2025 is primarily due to foreign currency transaction gains.

Benefit (Provision) for Income Taxes

Our income tax benefit was $0.1 million in the three months ended March 31, 2026 compared to $8 million income tax expense in the three months ended March 31, 2025. Our effective tax rate increased to (1.5)% in the three months ended March 31, 2026 from (12.9)% in the three months ended March 31, 2025. The increase in the effective tax rate year-over-year is primarily due to the tax impact associated with changes in valuation allowance, the net impact of the geographic distribution of our earnings, the tax effects from non-deductible share-based compensation, and executive compensation that is non-deductible under Internal Revenue Code (“IRC”) Section 162(m). The difference between the effective tax rate and the statutory rate for the three months ended March 31, 2026 is primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is non-deductible under IRC Section 162(m), and the net impact of the geographic distribution of our earnings.

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

The following table presents, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2026			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$415.6	$443.4	$(2.3)	$441.1	6.7%	6.1%
Private Cloud	249.8	234.7	(3.7)	231.0	(6.0)%	(7.5)%
Total	$665.4	$678.1	$(6.0)	$672.1	1.9%	1.0%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

Non-GAAP Gross Profit

We present Non-GAAP Gross Profit in this MD&A because we believe the measure is useful in analyzing trends in our underlying, recurring gross margins. We define Non-GAAP Gross Profit as gross profit, adjusted to exclude the impact of share-based compensation expense, purchase accounting-related effects, and certain business transformation-related costs.

The table below presents a reconciliation of gross profit to Non-GAAP Gross Profit:

	Three Months Ended March 31,
(In millions)	2025	2026
Gross profit	$126.9	$119.1
Share-based compensation expense	1.8	0.9
Purchase accounting impact on expense (a)	0.2	0.2
Restructuring and transformation expenses (b)	3.2	3.6
Non-GAAP Gross Profit	$132.1	$123.8

(a)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
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

We define Non-GAAP Net Income (Loss) as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, transaction-related costs and adjustments, restructuring and transformation charges, the amortization of acquired intangible assets, goodwill and asset impairment charges, the interest expense impact from the refinancing transactions announced in March 2024 (the “March 2024 Refinancing Transactions”), and certain other non-operating, non-recurring or non-core gains and losses, as well as the tax effects of these non-GAAP adjustments.

We define Non-GAAP Operating Profit as income (loss) from operations adjusted to exclude the impact of non-cash charges for share-based compensation, transaction-related costs and adjustments, restructuring and transformation charges, the amortization of acquired intangible assets, goodwill and asset impairment charges, and certain other non-operating, non-recurring or non-core gains and losses.

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, transaction-related costs and adjustments, restructuring and transformation charges, certain other non-operating, non-recurring or non-core gains and losses, interest expense, expenses for our accounts receivable purchase agreement, income taxes, depreciation and amortization, and goodwill and asset impairment charges.

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

Net income (loss) reconciliation to Non-GAAP Net Loss

	Three Months Ended March 31,
(In millions)	2025	2026
Net income (loss)	$(71.5)	$8.3
Share-based compensation expense	12.0	6.6
Transaction-related adjustments, net (a)	1.5	1.6
Restructuring and transformation expenses (b)	13.1	9.0
Net loss on divestiture and investments (c)	0.1	0.1
Gain on debt extinguishment	—	(55.8)
Interest expense impact from the March 2024 Refinancing Transactions (d)	(21.0)	(18.8)
Other adjustments (e)	0.4	(1.1)
Amortization of intangible assets (f)	37.4	31.3
Tax effect of non-GAAP adjustments (g)	13.3	4.9
Non-GAAP Net Loss	$(14.7)	$(13.9)

Net income (loss) reconciliation to Adjusted EBITDA

	Three Months Ended March 31,
(In millions)	2025	2026
Net income (loss)	$(71.5)	$8.3
Share-based compensation expense	12.0	6.6
Transaction-related adjustments, net (a)	1.5	1.6
Restructuring and transformation expenses (b)	13.1	9.0
Net loss on divestiture and investments (c)	0.1	0.1
Gain on debt extinguishment	—	(55.8)
Other expense, net (h)	5.4	3.5
Interest expense	19.4	26.2
Provision (benefit) for income taxes	8.2	(0.1)
Depreciation and amortization (i)	73.1	71.8
Adjusted EBITDA	$61.3	$71.2

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
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
(g)
We utilize an estimated structural long-term non-GAAP tax rate in order to provide consistency across reporting periods, removing the effect of non-recurring tax adjustments, which include but are not limited to tax rate changes, U.S. tax reform, share-based compensation, audit conclusions and changes to valuation allowances. When computing this long-term rate for the 2025 and 2026 interim periods, we based it on an average of the 2024 and estimated 2025 tax rates and 2025 and estimated 2026 tax rates, respectively, recomputed to remove the tax effect of non-GAAP pre-tax adjustments and non-recurring tax adjustments, resulting in a structural non-GAAP tax rate of 26% for all periods. The non-GAAP tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate our long-term non-GAAP tax rate as appropriate. We believe that making these adjustments facilitates a better evaluation of our current operating performance and comparisons to prior periods.

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

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2026
Net income (loss) attributable to common stockholders	$(71.5)	$8.3
Non-GAAP Net Loss	$(14.7)	$(13.9)

Weighted average number of shares - Diluted	231.9	249.7
Effect of dilutive securities (a)	9.6	—
Non-GAAP weighted average number of shares - Diluted	241.5	249.7

Net earnings (loss) per share - Diluted	$(0.31)	$0.03
Per share impacts of adjustments to net income (loss) (b)	0.24	(0.09)
Per share impacts of shares after adjustments to net income (loss) (a)	0.01	0.00
Non-GAAP Loss Per Share	$(0.06)	$(0.06)

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

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the Revolving Credit Facility. As of March 31, 2026, the Revolving Credit Facility provided for up to $375 million of borrowings, $150 million of which was drawn and outstanding as of March 31, 2026. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

At March 31, 2026, we held $94 million in cash and cash equivalents (not including $2 million in restricted cash, which is included in "Other non-current assets"), of which $77 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $49 million outstanding with respect to these arrangements as of March 31, 2026. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $470 million outstanding with respect to operating and finance lease agreements as of March 31, 2026. We may choose to utilize such leasing arrangements in future periods.

As of March 31, 2026, we had $2,328 million aggregate principal amount outstanding under the FLSO Term Loan Facility, the FLFO Term Loan Facility, the Term Loan Facility, 3.50% FLSO Senior Secured Notes, 5.375% Senior Notes, and 3.50% Senior Secured Notes. The Revolving Credit Facility provides for up to $375 million of borrowings, $150 million of which was drawn and outstanding as of March 31, 2026. Our liquidity requirements are significant, primarily due to debt service requirements.

Debt

Senior Facilities

On March 12, 2024, Rackspace Finance Holdings, LLC (“Rackspace Finance Holdings”), Rackspace Finance, LLC (“Rackspace Finance”), the lenders and issuing banks party thereto and Citibank, N.A., as the administrative agent and collateral agent, entered into the credit agreement governing the FLSO Term Loan Facility, FLFO Term Loan Facility and Revolving Credit Facility (together, the “Senior Facilities”) (the “First Lien Credit Agreement”).

FLSO Term Loan Facility

Rackspace Finance issued the FLSO Term Loan Facility in an aggregate principal amount of $1,687 million. The FLSO Term Loan Facility matures on May 15, 2028.

As of March 31, 2026, the contractual interest rate on the FLSO Term Loan Facility was 6.54%. We are required to make quarterly principal payments of $4 million.

As of March 31, 2026, $1,606 million in aggregate principal amount of the FLSO Term Loan Facility remained outstanding.

FLFO Term Loan Facility

Rackspace Finance issued the FLFO Term Loan Facility in an aggregate principal amount $275 million. The FLFO Term Loan Facility matures on May 15, 2028.

As of March 31, 2026, the contractual interest rate on the FLFO Term Loan Facility was 10.04%. We are required to make quarterly principal payments of $0.7 million.

As of March 31, 2026, $270 million aggregate principal amount of the FLFO Term Loan Facility remained outstanding.

Revolving Credit Facility

Rackspace Finance established the Revolving Credit Facility in an aggregate principal amount of $375 million of commitments. The Revolving Credit Facility matures on May 15, 2028.

The Revolving Credit Facility includes a commitment fee equal to 0.50% per annum in respect of the unused commitments that is due quarterly. This fee is subject to one step-down based on the net first lien leverage ratio.

As of March 31, 2026, we had total commitments of $375 million, $150 million of outstanding borrowings under the Revolving Credit Facility, and $24 million of letters of credit issued thereunder. As such, as of March 31, 2026, we had $202 million of available commitments remaining.

3.50% FLSO Senior Secured Notes due 2028

On March 12, 2024, Rackspace Finance issued $267 million initial aggregate principal amount of 3.50% FLSO Senior Secured Notes. On April 2, 2024 and April 16, 2024, Rackspace Finance issued additional 3.50% FLSO Senior Secured Notes in an aggregate principal amount of $93 million and $4 million, respectively The 3.50% FLSO Senior Secured Notes will mature on May 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on February 15 and August 15.

During the three months ended March 31, 2026, we repurchased and surrendered for cancellation $68 million aggregate principal amount of the 3.50% FLSO Senior Secured Notes for $35 million, including accrued interest and fees of $0.4 million.

As of March 31, 2026, $250 million aggregate principal amount of the 3.50% FLSO Senior Secured Notes were outstanding.

Term Loan Facility

On February 9, 2021, we amended and restated the credit agreement governing the $2,300 million senior secured first lien term loan facility (the "Term Loan Facility"). The Term Loan Facility matures on February 15, 2028.

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for SOFR loans and at the end of every calendar quarter for base rate loans. As of March 31, 2026, the contractual interest rate on the Term Loan Facility was 6.54%. We are required to make quarterly amortization payments of $0.2 million. We are required to make certain mandatory prepayments under certain conditions defined in the credit agreement governing the Term Loan Facility.

As of March 31, 2026, $61 million aggregate principal amount of the Term Loan Facility remained outstanding.

3.50% Senior Secured Notes due 2028

On February 9, 2021, Rackspace Technology Global issued $550 million aggregate principal amount of 3.50% Senior Secured Notes. The 3.50% Senior Secured Notes will mature on February 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on February 15 and August 15.

During the three months ended March 31, 2026, we repurchased and surrendered for cancellation $1.3 million aggregate principal amount of the 3.50% Senior Secured Notes for $0.6 million.

As of March 31, 2026, $43 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

5.375% Senior Notes due 2028

Rackspace Technology Global issued $550 million aggregate principal amount of the 5.375% Senior Notes on December 1, 2020. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at a fixed rate of 5.375% per year, payable semi-annually on June 1 and December 1.

During the three months ended March 31, 2026, we repurchased and surrendered for cancellation $27 million aggregate principal amount of the 5.375% Senior Notes for $11 million, including accrued interest and fees of $0.5 million.

As of March 31, 2026, $99 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

Subsequent Debt Repurchases

Subsequent to March 31, 2026 and through May 8, 2026, we repurchased and surrendered for cancellation an additional $11 million aggregate principal amount of 3.50% FLSO Senior Secured Notes and 5.375% Senior Notes for $5 million, including accrued interest and fees of $0.2 million.

Debt covenants

The FLSO Term Loan Facility, FLFO Term Loan Facility, and Term Loan Facility are not subject to a financial maintenance covenant. The Revolving Credit Facility includes a financial maintenance covenant that limits the super-priority net senior secured leverage ratio to a maximum of 5.00 to 1.00. The super-priority net senior secured leverage ratio is calculated as the ratio of (x) the total amount of consolidated super-priority senior secured debt for borrowed money, less unrestricted cash and cash equivalents, to (y) consolidated EBITDA (as defined under the First Lien Credit Agreement governing the Senior Facilities). However, this financial maintenance covenant will only be applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is greater than 35% of the Revolving Credit Facility commitments as of the last day of such fiscal quarter. Additional covenants in the Senior Facilities and Term Loan Facility limit our subsidiaries' ability to, among other things, incur certain additional debt and liens, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates.

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

Our "consolidated EBITDA," as defined under our debt instruments, is calculated in the same manner as our Adjusted EBITDA, presented elsewhere in this report, except that our debt instruments allow us to adjust for additional items, including certain start-up costs, and to give pro forma effect to acquisitions, including resulting synergies, and internal cost savings initiatives. In addition, under the Indentures, the calculation of consolidated EBITDA does not take into account any changes in GAAP subsequent to the date of issuance, whereas under the Senior Facilities and Term Loan Facility, the calculation of consolidated EBITDA takes into account the impact of certain changes in GAAP subsequent to December 1, 2020 other than with respect to capital leases.

As of March 31, 2026, we were in compliance with all covenants under the Senior Facilities, the credit agreement governing the Term Loan Facility, and the Indentures.

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

As of March 31, 2026, the New Credit Group had total assets of $2,765 million and total liabilities of $3,781 million, which included total debt of $2,507 million. The financial information for the New Credit Group differs from the financial information for the company and its consolidated subsidiaries primarily because Rackspace Technology Global has debt that is not guaranteed by the New Credit Group, which debt was $201 million as of March 31, 2026.

Capital Expenditures

The following table sets forth a summary of our total capital expenditures for the periods indicated:

	Three Months Ended March 31,
(In millions)	2025	2026
Customer gear	$13.1	$17.0
Data center build outs	0.3	0.1
Capitalized software and other projects	13.3	17.6
Total capital expenditures	$26.7	$34.7

Capital expenditures were $35 million in the three months ended March 31, 2026, compared to $27 million in the three months ended March 31, 2025, an increase of $8 million. The increase in capital expenditures was driven by customer gear purchases related to new contract deployments and higher software license spend between periods.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Three Months Ended March 31,
(In millions)	2025	2026
Cash provided by operating activities	$12.6	$5.1
Cash used in investing activities	$(8.8)	$(11.5)
Cash used in financing activities	$(20.6)	$(4.1)

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

Net cash provided by operating activities was $5 million in the three months ended March 31, 2026 compared to $13 million in the three months ended March 31, 2025. The decrease in operating cash between periods was primarily driven by an increase of $47 million of cash paid for operating expenses in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Additionally, there was a decrease in cash proceeds related to accounts receivable sold of $2 million in the three months ended March 31, 2026 compared to an increase of $7 million in the three months ended March 31, 2025. These decreases in cash from operating activities were partially offset by an increase in cash receipts from customers between periods.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities increased $3 million, or 31%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to a $6 million increase in cash purchases of property, equipment, and software between periods, partially offset by cash proceeds from the disposal of non-core assets in the current period.

Cash Used in Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash used in financing activities decreased $17 million, or 80%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change was primarily driven by a $95 million increase in borrowings on the Revolving Credit Facility, partially offset by an increase in debt repayments of $78 million between periods.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate Senior Facilities, which includes our $375 million Revolving Credit Facility and $1,875 million outstanding under the FLSO Term Loan Facility and FLFO Term Loan Facility, and $61 million outstanding under our floating-rate Term Loan Facility. As of March 31, 2026, there was $150 million of outstanding borrowings under the Revolving Credit Facility. As of March 31, 2026, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities and Term Loan Facility.

Our Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility bear interest at an annual rate equal to an applicable margin plus one-month Term SOFR, subject to a 0.75% floor. We have in the past and may in the future enter into interest rate swap agreements to manage our risk from fluctuations in one-month Term SOFR above the 0.75% floor.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See "Constant Currency Revenue." While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the three months ended March 31, 2026, we recognized foreign currency transaction gains of $1 million within "Other expense, net" in our Condensed Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. In the three months ended March 31, 2026, we expensed approximately $9 million for utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation and geopolitical tensions that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

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

We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Because litigation and regulatory matters are inherently unpredictable, the amount that may ultimately be paid could differ from our recorded accruals and the timing of such payments is uncertain. It is reasonably possible that losses in excess of recorded amounts could be material in a particular period. Additional information about our loss contingencies is included in Item 1 of Part I, Financial Statements - Note 8, "Commitments and Contingencies." We maintain insurance for certain claims and losses; however, coverage may not be available for all matters and is subject to deductibles, exclusions, and policy limits.

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

For a discussion of risks related to intellectual property claims, data security, privacy and cybersecurity, regulatory compliance and other legal exposures, see "Risk Factors" in our Annual Report.

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

Use of Proceeds

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, the following director and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted a trading arrangement for the purchase or sale of securities of the company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”):

Gajen Kandiah, Chief Executive Officer. On March 17, 2026, Mr. Kandiah adopted a Rule 10b5-1 Plan in the form of a durable sell-to-cover instruction which provides for the sale of shares of common stock necessary to satisfy tax withholding obligations incurred in connection with the vesting or settlement of restricted stock units previously granted or that could in the future be granted by the company (whether vesting is based on the passage of time or the achievement of performance goals). The total number of shares of common stock that may be sold pursuant to the sell-to-cover instruction is not determinable and the sell-to-cover instructions will remain in place indefinitely unless revoked in writing.

Kellie Teal-Guess, Executive Vice President and Chief Human Resources Officer. On March 17, 2026, Ms. Teal-Guess adopted a Rule 10b5-1 Plan under which an aggregate of 200,000 shares of common stock may be sold prior to the expiration of the Rule 10b5-1 Plan on March 17, 2028.

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

RACKSPACE TECHNOLOGY, INC.

Date:	May 8, 2026	By:	/s/ Mark Marino
Mark Marino
Chief Financial Officer