Form 10-Q
period 2026-06-30
Rackspace Technology, Inc.
filed 2026-08-10
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026.
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

On August 4, 2026, 254,872,850 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this "Quarterly Report") contains certain information that may constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management's plans and objectives for future operations, including the implementation of our Enterprise AI strategy and expected impact on revenue, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the generality of the preceding sentence, any time we use the words "expects," "intends," "will," "anticipates," "believes," "confident," "continue," "propose," "seeks," "could," "may," "should," "estimates," "forecasts," "might," "goals," "objectives," "targets," "planned," "projects," and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2025	June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$105.8	$110.6
Accounts receivable, net of allowance for credit losses and accrued customer credits of $12.2 and $12.4, respectively	266.5	278.7
Prepaid expenses	84.4	96.0
Other current assets	61.1	70.6
Total current assets	517.8	555.9

Property, equipment and software, net	596.3	574.6
Goodwill, net	740.1	738.7
Intangible assets, net	698.3	635.8
Operating right-of-use assets	144.6	119.9
Other non-current assets	102.7	120.4
Total assets	$2,799.8	$2,745.3

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$413.9	$394.8
Accrued compensation and benefits	85.4	67.0
Deferred revenue	94.6	96.3
Debt	27.3	24.8
Accrued interest	5.4	5.5
Operating lease liabilities	54.7	49.3
Finance lease liabilities	48.0	61.5
Financing obligations	14.0	10.1
Other current liabilities	23.4	26.2
Total current liabilities	766.7	735.5

Non-current liabilities:
Debt	2,718.7	2,761.9
Operating lease liabilities	84.2	66.6
Finance lease liabilities	297.7	297.0
Financing obligations	39.3	37.2
Deferred income taxes	34.7	47.0
Other non-current liabilities	78.0	81.2
Total liabilities	4,019.3	4,026.4

Commitments and Contingencies (Note 8)

Stockholders' deficit:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 248.4 and 254.8 shares issued; 245.3 and 251.7 shares outstanding, respectively	2.5	2.5
Additional paid-in capital	2,709.7	2,716.9
Accumulated other comprehensive income (loss)	7.5	(2.1)
Accumulated deficit	(3,908.2)	(3,967.4)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' deficit	(1,219.5)	(1,281.1)
Total liabilities and stockholders' deficit	$2,799.8	$2,745.3

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2026	2025	2026
Revenue	$666.3	$670.1	$1,331.7	$1,348.2
Cost of revenue	(537.1)	(555.3)	(1,075.6)	(1,114.3)
Gross profit	129.2	114.8	256.1	233.9
Selling, general and administrative expenses	(154.3)	(148.0)	(319.6)	(284.9)
Loss from operations	(25.1)	(33.2)	(63.5)	(51.0)
Other income (expense):
Interest expense	(21.3)	(34.2)	(40.7)	(60.4)
Gain on investments, net	0.3	0.1	0.2	—
Gain on debt extinguishment	—	6.7	—	62.5
Other expense, net	(3.8)	(5.1)	(9.2)	(8.6)
Total other expense	(24.8)	(32.5)	(49.7)	(6.5)
Loss before income taxes	(49.9)	(65.7)	(113.2)	(57.5)
Provision for income taxes	(4.6)	(1.8)	(12.8)	(1.7)
Net loss	$(54.5)	$(67.5)	$(126.0)	$(59.2)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$9.4	$(0.3)	$13.0	$(7.1)
Unrealized gain on derivative contracts	1.5	—	1.4	—
Amount reclassified from accumulated other comprehensive income (loss) to earnings	(8.7)	—	(17.2)	(2.5)
Other comprehensive income (loss)	2.2	(0.3)	(2.8)	(9.6)
Comprehensive loss	$(52.3)	$(67.8)	$(128.8)	$(68.8)

Net loss per share:
Basic and diluted	$(0.23)	$(0.27)	$(0.54)	$(0.24)
Weighted average number of shares outstanding:
Basic and diluted	238.0	250.1	235.0	248.2

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2026
Cash Flows From Operating Activities
Net loss	$(126.0)	$(59.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	148.9	141.7
Reduction in carrying amount of operating right-of-use assets	32.5	31.9
Deferred income taxes	(9.1)	(5.2)
Share-based compensation expense	22.0	17.0
Gain on debt extinguishment	—	(62.5)
Gain on investments, net	(0.2)	—
Provision for bad debts and accrued customer credits	2.6	3.3
Amortization of debt issuance costs and debt discount and premium	3.0	3.1
Other operating activities	1.8	(4.9)
Changes in operating assets and liabilities:
Accounts receivable	43.5	1.9
Prepaid expenses and other current assets	(27.1)	(25.5)
Accounts payable, accrued expenses, and other current liabilities	(39.4)	(47.4)
Deferred revenue	(15.8)	2.6
Operating lease liabilities	(34.8)	(30.2)
Other non-current assets and liabilities	19.1	7.0
Net cash provided by (used in) operating activities	21.0	(26.4)
Cash Flows From Investing Activities
Purchases of property, equipment and software	(29.1)	(31.3)
Other investing activities	(0.8)	0.1
Net cash used in investing activities	(29.9)	(31.2)
Cash Flows From Financing Activities
Proceeds from employee stock plans	0.3	0.2
Shares of common stock withheld for employee taxes	(0.8)	(0.4)
Proceeds from borrowings under long-term debt arrangements	80.0	260.0
Payments on long-term debt	(67.3)	(157.2)
Payments on financing component of interest rate swap	(8.7)	(3.0)
Principal payments of finance lease liabilities	(27.9)	(25.7)
Principal payments of financing obligations	(11.3)	(9.7)
Net cash provided by (used in) financing activities	(35.7)	64.2
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3.3	(1.3)
Increase (decrease) in cash, cash equivalents, and restricted cash	(41.3)	5.3
Cash, cash equivalents, and restricted cash at beginning of period	147.0	108.0
Cash, cash equivalents, and restricted cash at end of period	$105.7	$113.3

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$41.0	$60.5
Cash payments for income taxes, net of refunds	$1.3	$6.0

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$25.3	$18.0
Acquisition of property, equipment and software by financing obligations	—	3.7
Increase in property, equipment and software accrued in liabilities	3.2	25.1
Other non-cash activity	—	(15.2)
Non-cash purchases of property, equipment and software	$28.5	$31.6

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
(In millions)	2025	2026
Cash and cash equivalents	$103.9	$110.6
Restricted cash included in other non-current assets	1.8	2.7
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$105.7	$113.3

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance at March 31, 2025	240.4	$2.4	$2,690.3	$19.1	$(3,753.9)	3.1	$(31.0)	$(1,073.1)
Exercise of stock options and release of stock awards, net of shares withheld	1.4	—	(0.8)	—	—	—	—	(0.8)
Issuance of shares from Employee Stock Purchase Plan	0.3	—	0.3	—	—	—	—	0.3
Share-based compensation expense for equity classified awards	—	—	6.9	—	—	—	—	6.9
Net loss	—	—	—	—	(54.5)	—	—	(54.5)
Other comprehensive income	—	—	—	2.2	—	—	—	2.2
Balance at June 30, 2025	242.1	$2.4	$2,696.7	$21.3	$(3,808.4)	3.1	$(31.0)	$(1,119.0)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	232.2	$2.3	$2,682.8	$24.1	$(3,682.4)	3.1	$(31.0)	$(1,004.2)
Exercise of stock options and release of stock awards, net of shares withheld	9.6	0.1	(0.9)	—	—	—	—	(0.8)
Issuance of shares from Employee Stock Purchase Plan	0.3	—	0.3	—	—	—	—	0.3
Share-based compensation expense for equity classified awards	—	—	14.5	—	—	—	—	14.5
Net loss	—	—	—	—	(126.0)	—	—	(126.0)
Other comprehensive loss	—	—	—	(2.8)	—	—	—	(2.8)
Balance at June 30, 2025	242.1	$2.4	$2,696.7	$21.3	$(3,808.4)	3.1	$(31.0)	$(1,119.0)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at March 31, 2026	252.2	$2.5	$2,713.5	$(1.8)	$(3,899.9)	3.1	$(31.0)	$(1,216.7)
Exercise of stock options and release of stock awards, net of shares withheld	2.4	—	(0.4)	—	—	—	—	(0.4)
Issuance of shares from Employee Stock Purchase Plan	0.2	—	0.2	—	—	—	—	0.2
Share-based compensation expense for equity classified awards	—	—	3.6	—	—	—	—	3.6
Net loss	—	—	—	—	(67.5)	—	—	(67.5)
Other comprehensive loss	—	—	—	(0.3)	—	—	—	(0.3)
Balance at June 30, 2026	254.8	$2.5	$2,716.9	$(2.1)	$(3,967.4)	3.1	$(31.0)	$(1,281.1)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	248.4	$2.5	$2,709.7	$7.5	$(3,908.2)	3.1	$(31.0)	$(1,219.5)
Exercise of stock options and release of stock awards, net of shares withheld	6.2	—	(0.4)	—	—	—	—	(0.4)
Issuance of shares from Employee Stock Purchase Plan	0.2	—	0.2	—	—	—	—	0.2
Share-based compensation expense for equity classified awards	—	—	7.4	—	—	—	—	7.4
Net loss	—	—	—	—	(59.2)	—	—	(59.2)
Other comprehensive loss	—	—	—	(9.6)	—	—	—	(9.6)
Balance at June 30, 2026	254.8	$2.5	$2,716.9	$(2.1)	$(3,967.4)	3.1	$(31.0)	$(1,281.1)

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2025 and 2026, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the Securities and Exchange Commission ("SEC") disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 6, 2026 ("Annual Report"). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2026, our results of operations and stockholders' deficit for the three and six months ended June 30, 2025 and 2026, and our cash flows for the six months ended June 30, 2025 and 2026.

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2026, or for any other interim period, or for any other future year.

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

Liquidity Overview

We are a highly leveraged company. As of June 30, 2026, we had $2,311.3 million aggregate principal amount outstanding under our debt instruments, which are comprised of the first lien first out senior secured term loan facility (the "FLFO Term Loan Facility"), the first lien second out senior secured term loan facility (the "FLSO Term Loan Facility"), the senior secured first lien term loan facility (the "Term Loan Facility"), 3.50% FLSO Senior Secured Notes due 2028 (the "3.50% FLSO Senior Secured Notes"), 5.375% Senior Notes due 2028 (the "5.375% Senior Notes"), and 3.50% Senior Secured Notes due 2028 (the "3.50% Senior Secured Notes"). We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the senior secured first lien first out revolving credit facility (the "Revolving Credit Facility"). As of June 30, 2026, the Revolving Credit Facility provided for up to $375.0 million of borrowings, $260.0 million of which was drawn and outstanding as of June 30, 2026. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash and cash equivalents of $110.6 million as of June 30, 2026, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on our ability to deliver on our strategic objectives and prevailing economic conditions and other factors, many of which are beyond our control.

Subsequent Events

On July 9, 2026, we entered into an equity distribution agreement with Goldman Sachs & Co. LLC under which we may offer and sell up to $250.0 million of shares of our common stock, par value $0.01 per share. We currently intend to use the net proceeds from this offering for general corporate purposes, including for working capital, capital expenditures and growth capital (including GPU-related costs). Through August 7, 2026, we issued 1.0 million shares of our common stock, for $4.1 million, net of commissions and fees.

Pursuant to a Share Issuance Agreement with Palantir Technologies, Inc. ("Palantir"), we issued 2.2 million shares of our common stock to Palantir on July 6, 2026 as non-cash consideration having an aggregate fair value of approximately $15.0 million on the date of issuance.

Significant Accounting Policies and Estimates

Our Annual Report includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the six months ended June 30, 2026.

Recent Accounting Pronouncements

Measurement of Credit Losses

In July 2025, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions under Accounting Standards Codification ("ASC") No. 606, Revenue from Contracts with Customers. We adopted this guidance on January 1, 2026 on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Condensed Consolidated Balance Sheets Account	December 31, 2025	June 30, 2026
Accounts receivable, net	Accounts receivable, net (1)	$266.5	$278.7
Current portion of contract assets	Other current assets	$3.8	$6.0
Non-current portion of contract assets	Other non-current assets	$3.5	$3.0
Current portion of deferred revenue	Deferred revenue	$94.6	$96.3
Non-current portion of deferred revenue	Other non-current liabilities	$2.6	$3.3
(1)    Allowance for credit losses and accrued customer credits was $12.2 million and $12.4 million as of December 31, 2025 and June 30, 2026, respectively.

Amounts recognized in revenue for the three months ended June 30, 2025 and 2026, which were included in deferred revenue as of the beginning of each period totaled $48.9 million and $114.6 million, respectively. Amounts recognized in revenue for the six months ended June 30, 2025 and 2026, which were included in deferred revenue as of the beginning of each period totaled $68.0 million and $78.9 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2025 and June 30, 2026, the balances of capitalized costs to obtain a contract were $30.8 million and $27.8 million, respectively, and the balances of capitalized costs to fulfill a contract were $16.3 million and $16.9 million, respectively. These capitalized costs are included in "Other non-current assets" on the Condensed Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2026	2025	2026
Amortization of capitalized sales commissions	$6.5	$5.7	$13.3	$11.4
Amortization of capitalized implementation costs	$2.4	$2.8	$4.7	$5.4

Remaining Performance Obligations

As of June 30, 2026, the aggregate amount of transaction price allocated to remaining performance obligations was $809.1 million, of which approximately 23% is expected to be recognized as revenue during the remainder of 2026 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. The aggregate amount of transaction price excludes variable consideration related to our usage-based arrangements for which we recognize revenue based on the right to invoice for the services performed.

The E.U. Data Act became effective in September 2025 and establishes new requirements related to cloud service switching rights and limits on early termination fees. These provisions will require modifications to our existing E.U. contract terms. We are currently assessing which of our contracts are subject to these requirements. As of June 30, 2026, our existing contractual terms were in place and provide the basis for the remaining performance obligations disclosed above. We expect to revise our contractual terms to comply with the E.U. Data Act in 2026 which could reduce the amount of remaining performance obligations disclosed in future periods.

3. Sale of Receivables

On September 29, 2023, Rackspace US, Inc. and Rackspace Receivables II, LLC, a bankruptcy-remote special purpose vehicle ("SPV"), each an indirect subsidiary of the company, entered into an accounts receivable purchase agreement (the "Receivables Purchase Agreement") with PNC Bank, National Association ("PNC") and other parties thereto. On February 12, 2024, the Receivables Purchase Agreement was amended to include certain international subsidiaries of the company as parties to the agreement and Rackspace Receivables Canada Limited, a Canadian indirect subsidiary of the company, was established as a SPV.

We recorded $5.3 million and $4.1 million of yield charges and fees for the three months ended June 30, 2025 and 2026, respectively, and $10.3 million and $8.7 million of yield charges and fees for the six months ended June 30, 2025 and 2026, respectively, in connection with sold accounts receivable. This expense is recorded within "Other expense, net" in the Condensed Consolidated Statements of Comprehensive Loss.

The outstanding portfolio of sold accounts receivable derecognized from our Condensed Consolidated Balance Sheet as of December 31, 2025 and June 30, 2026 was $253.8 million and $203.5 million, respectively. The SPVs hold unsold accounts receivable of $47.0 million as of June 30, 2026 that are pledged as collateral to PNC.

On July 2, 2026, the SPVs, and certain other subsidiaries of the company entered into an amendment to the Receivables Purchase Agreement with PNC. This amendment, among other things, extended the termination date from September 29, 2026 to the earlier of July 2, 2029 or six months prior to the maturity date of our Revolving Credit Facility (or any revolving credit facility that refinances or replaces such revolving credit facility) and permits the aggregate maximum limit of accounts receivable the SPVs can sell to be increased from $300.0 million to $350.0 million.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2026	2025	2026
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(54.5)	$(67.5)	$(126.0)	$(59.2)
Weighted average shares outstanding:
Common stock	238.0	250.1	235.0	248.2
Number of shares used in per share computations	238.0	250.1	235.0	248.2
Net loss per share	$(0.23)	$(0.27)	$(0.54)	$(0.24)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 24.3 million and 25.2 million potential common shares from the computation of dilutive loss per share for the three months ended June 30, 2025 and 2026, respectively, and 24.3 million and 25.2 million for the six months ended June 30, 2025 and 2026, respectively, because the effect would have been anti-dilutive.

5. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2025	June 30, 2026
Computers and equipment	$1,114.5	$1,102.9
Software	428.6	434.3
Furniture and fixtures	7.3	6.2
Buildings and leasehold improvements	416.6	411.7
Property, equipment and software, at cost	1,967.0	1,955.1
Less: Accumulated depreciation	(1,377.7)	(1,387.6)
Work in process	7.0	7.1
Property, equipment and software, net	$596.3	$574.6

6. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment.

(In millions)	Public Cloud	Private Cloud	Total
Gross goodwill as of December 31, 2025	$597.5	$1,566.3	$2,163.8
Less: impairment charges	(454.6)	(969.1)	(1,423.7)
Goodwill, net as of December 31, 2025	142.9	597.2	740.1
Foreign currency translation	(0.5)	(0.9)	(1.4)
Goodwill, net as of June 30, 2026	$142.4	$596.3	$738.7

Gross goodwill as of June 30, 2026	$597.0	$1,565.4	$2,162.4
Less: accumulated impairment charges (1)	(454.6)	(969.1)	(1,423.7)
Goodwill, net as of June 30, 2026	$142.4	$596.3	$738.7
(1)     On a consolidated basis, gross and net goodwill as of June 30, 2026 was $3,044.3 million and $738.7 million, respectively. Accumulated impairment charges on a consolidated basis was $2,305.6 million as of June 30, 2026.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2025			June 30, 2026
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,935.4	$(1,377.6)	$557.8	$1,933.9	$(1,438.7)	$495.2
Other	26.7	(26.2)	0.5	26.6	(26.0)	0.6
Total definite-lived intangible assets	1,962.1	(1,403.8)	558.3	1,960.5	(1,464.7)	495.8
Trade name (indefinite-lived)	140.0	—	140.0	140.0	—	140.0
Total intangible assets other than goodwill	$2,102.1	$(1,403.8)	$698.3	$2,100.5	$(1,464.7)	$635.8

7. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2025		June 30, 2026
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
FLSO Term Loan Facility	May 15, 2028	6.61%	$1,610.0	6.50%	$1,601.5
FLFO Term Loan Facility	May 15, 2028	10.11%	270.2	10.00%	268.8
Term Loan Facility	February 15, 2028	6.60%	61.1	6.50%	60.8
Revolving Credit Facility	May 15, 2028	6.73%	60.0	6.76%	260.0
3.50% FLSO Senior Secured Notes	May 15, 2028	3.50%	318.6	3.50%	248.2
3.50% Senior Secured Notes	February 15, 2028	3.50%	43.9	3.50%	42.6
5.375% Senior Notes	December 1, 2028	5.375%	125.4	5.375%	89.4
Total principal amount outstanding			2,489.2		2,571.3
Unamortized debt issuance costs, debt premium, and debt discount			256.8		215.4
Total debt			2,746.0		2,786.7
Less: current portion of debt			(27.3)		(24.8)
Debt, excluding current portion			$2,718.7		$2,761.9
(1)    Contractual interest rate as of each respective balance sheet date. The Revolving Credit Facility interest rate is the weighted average interest rate of borrowings outstanding as of the balance sheet date.

Senior Facilities

On March 12, 2024, Rackspace Finance Holdings, LLC ("Rackspace Finance Holdings"), Rackspace Finance, LLC ("Rackspace Finance"), the lenders and issuing banks party thereto and Citibank, N.A., as the administrative agent and collateral agent, entered into the credit agreement governing the FLSO Term Loan Facility, FLFO Term Loan Facility and Revolving Credit Facility (together, the "Senior Facilities") (the "First Lien Credit Agreement").

FLSO Term Loan Facility

Rackspace Finance issued the FLSO Term Loan Facility in an aggregate principal amount of $1,687.2 million. The FLSO Term Loan Facility matures on May 15, 2028. Borrowings under the FLSO Term Loan Facility bear interest at an annual rate equal to Term Secured Overnight Financing Rate ("SOFR") equal to the forward-looking term rate, based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, for the interest period relevant to such borrowing, plus a credit spread adjustment of 0.11% for an interest period of one-month’s duration, 0.26% for an interest period of three-month duration, and 0.43% for an interest period of six-month duration, subject to a 0.75% floor, plus an applicable margin of 2.75%.

As of June 30, 2026, the contractual interest rate on the FLSO Term Loan Facility was 6.50%. We are required to make quarterly principal payments of $4.2 million.

Affiliates of Apollo are FLSO Term Loan Facility lenders under the First Lien Credit Agreement. As of June 30, 2026, the outstanding principal amount of the FLSO Term Loan Facility was $1,601.5 million, of which $79.2 million, or 4.9%, is due to Apollo affiliates.

Rackspace Finance may prepay some or all of the FLSO Term Loan Facility, together with accrued and unpaid interest, without prepayment premium or penalty.

The fair value of the FLSO Term Loan Facility as of June 30, 2026 was $1,460.4 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLSO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of June 30, 2026, the contractual interest rate on the FLFO Term Loan Facility was 10.00%. We are required to make quarterly principal payments of $0.7 million.

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

The fair value of the FLFO Term Loan Facility as of June 30, 2026 was $275.5 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLFO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

During the six months ended June 30, 2026, we borrowed $260.0 million and repaid $60.0 million on the Revolving Credit Facility. As of June 30, 2026, we had total commitments of $375.0 million, $260.0 million of outstanding borrowings under the Revolving Credit Facility, and $23.5 million of letters of credit issued thereunder. As such, as of June 30, 2026, we had $91.5 million of available commitments remaining.

As of June 30, 2026, we were in compliance with all covenants under the Senior Facilities.

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

During the three and six months ended June 30, 2026, Rackspace Finance repurchased and surrendered for cancellation $2.0 million and $70.3 million principal amount of the 3.50% FLSO Senior Secured Notes for $1.0 million and $35.5 million, respectively, including accrued interest and fees of $0.4 million for the six months ended June 30, 2026. In connection with these repurchases, we recorded a gain, included in "Gain on debt extinguishment", of $1.2 million and $40.3 million in our Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2026, respectively, which includes $0.1 million and $5.2 million of unamortized debt premium write-offs, respectively.

The indenture governing the 3.50% FLSO Senior Secured Notes (the "3.50% FLSO Senior Secured Notes Indenture") contains covenants that, among other things, limit our ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the 3.50% FLSO Senior Secured Notes Indenture. Additionally, upon the occurrence of a change of control (as defined in the 3.50% FLSO Senior Secured Notes Indenture), we will be required to make an offer to repurchase all of the outstanding 3.50% FLSO Senior Secured Notes at a price in cash equal to 101.000% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date. The 3.50% FLSO Senior Secured Notes Indenture also contains customary events of default.

As of June 30, 2026, we were in compliance with all covenants under the 3.50% FLSO Senior Secured Notes Indenture.

The fair value of the 3.50% FLSO Senior Secured Notes as of June 30, 2026 was $226.2 million based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% FLSO Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

As of June 30, 2026, the contractual interest rate on the Term Loan Facility was 6.50%. We are required to make quarterly principal payments of $0.2 million.

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

As of June 30, 2026, we were in compliance with all covenants under the credit agreement governing the Term Loan Facility.

The fair value of the Term Loan Facility as of June 30, 2026 was $54.4 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

During the six months ended June 30, 2026, Rackspace Technology Global repurchased and surrendered for cancellation $1.3 million principal amount of the 3.50% Senior Secured Notes for $0.6 million. In connection with this repurchase, we recorded a gain, included in "Gain on debt extinguishment", of $0.7 million, in our Condensed Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2026.

The indenture governing the 3.50% Senior Secured Notes (the "3.50% Notes Indenture") contains covenants that, among other things, limit our ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the 3.50% Notes Indenture. Additionally, upon the occurrence of a change of control (as defined in the 3.50% Notes Indenture), we will be required to make an offer to repurchase all of the outstanding 3.50% Senior Secured Notes at a price in cash equal to 101.000% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date.

As of June 30, 2026, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of June 30, 2026 was $27.5 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes are classified as Level 2 within the fair value hierarchy.

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

During the three and six months ended June 30, 2026, Rackspace Technology Global repurchased and surrendered for cancellation $9.1 million and $36.0 million principal amount of the 5.375% Senior Secured Notes for $3.7 million and $15.0 million, including accrued interest and fees of $0.2 million and $0.7 million, respectively. In connection with these repurchases, we recorded a gain, included in "Gain on debt extinguishment", of $5.5 million and $21.4 million, in our Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2026, respectively, which includes $0.1 million and $0.2 million of unamortized debt issuance costs write-offs, respectively.

The indenture governing the 5.375% Senior Notes (the "5.375% Notes Indenture") contains covenants that, among other things, limit our ability to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the 5.375% Notes Indenture. Additionally, upon the occurrence of a change of control (as defined in the 5.375% Notes Indenture), we will be required to make an offer to repurchase all of the outstanding 5.375% Senior Notes at a price in cash equal to 101.000% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including the purchase date.

As of June 30, 2026, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of June 30, 2026 was $75.2 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes are classified as Level 2 within the fair value hierarchy.

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

On July 29, 2026, we and two of our executive officers were named as defendants in a putative securities class action complaint filed in the United States District Court for the Southern District of New York (Morgan-Reed v. Rackspace Technology, Inc., et al., Case No. 1:26-cv-06491). The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired our common stock between May 7, 2026 and July 8, 2026. See Part II, Item 1, "Legal Proceedings," for further detail. As this matter arose after the balance sheet date and is in its preliminary stages, we are unable to predict its outcome or reasonably estimate a range of possible loss, if any, and no liability has been recorded as of the date of this filing.

9. Share-Based Compensation

2020 Incentive Plan

On April 27, 2026, the Board of Directors approved an amendment to the Rackspace Technology, Inc. 2020 Equity Incentive Plan (the "2020 Incentive Plan") to increase the maximum number of shares of our common stock available for issuance under the 2020 Incentive Plan from 87.9 million shares to 107.9 million shares, subject to stockholder approval. The amendment was subsequently approved by our stockholders as part of the 2026 Annual Meeting of Stockholders held on June 18, 2026.

During the six months ended June 30, 2026, we granted 8.0 million restricted stock units ("RSUs") under the 2020 Incentive Plan with a weighted-average grant date fair value of $1.40. The majority of the RSUs were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service.

In addition, during the six months ended June 30, 2026, we granted 18.3 million long-term incentive cash units ("LTIC units") under the 2020 Incentive Plan. The awards were valued using a Monte Carlo simulation and as of June 30, 2026 the LTIC units had a weighted average fair value of $0.98. The LTIC units represent the target amount of grants, and the actual number of units awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on the performance of our common stock. The awards are eligible to vest in equal installments over three years based on the attainment of the market condition and the employee’s continued service through the vesting date. As the company intends to settle the LTIC units in cash, they were classified as liabilities within "Other current liabilities" and "Other non-current liabilities" in the Condensed Consolidated Balance Sheets.

Share-Based Compensation Expense

Total share-based compensation expense is comprised of the following equity and liability classified award amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2026	2025	2026
Equity classified awards	$6.9	$3.6	$14.5	$7.4
Liability classified awards	3.1	6.8	7.5	9.6
Total share-based compensation expense	$10.0	$10.4	$22.0	$17.0

Total share-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2026	2025	2026
Cost of revenue	$1.3	$1.2	$3.1	$2.1
Selling, general and administrative expenses	8.7	9.2	18.9	14.9
Pre-tax share-based compensation expense	10.0	10.4	22.0	17.0
Less: Income tax benefit	(2.1)	(2.2)	(4.6)	(3.6)
Total share-based compensation expense, net of tax	$7.9	$8.2	$17.4	$13.4

As of June 30, 2026, there was $25.7 million of total unrecognized compensation cost related to RSUs, performance stock units, and stock options, which will be recognized using the service period or over our best estimate of the period over which the performance condition will be met, as applicable. Additionally, as of June 30, 2026 there was $21.1 million of total unrecognized expense related to LTIC units, which will be recognized over the remaining service period. The expense ultimately recognized is dependent on the fair value of the award as of the end of the performance periods.

10. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three and six months ended June 30, 2026, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is nondeductible under Internal Revenue Code ("IRC") Section 162(m), and the net impact of the geographic distribution of our earnings.

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

As of December 31, 2025 the cash flow hedge was highly effective. Our interest rate swap matured on February 9, 2026. Therefore, as of June 30, 2026, we do not have any interest rate swaps outstanding.

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

Effect of Derivatives on the Condensed Consolidated Statements of Comprehensive Loss

The effect of our derivative and its location on the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2025 and 2026 was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2025	2026	2025	2026
Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$11.4	$—	$22.8	$4.0

See Note 12, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at March 31, 2025	$(6.6)	$25.7	$19.1
Foreign currency translation adjustments, net of tax expense of $1.1	9.4	—	9.4
Unrealized gain on derivative contracts, net of tax expense of $0.6	—	1.5	1.5
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $2.7 (1)	—	(8.7)	(8.7)
Balance at June 30, 2025	$2.8	$18.5	$21.3
(1)     Includes a reduction to interest expense recognized of $11.4 million related to the cash flow hedge gain for the three months ended June 30, 2025.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2024	$(10.2)	$34.3	$24.1
Foreign currency translation adjustments, net of tax expense of $1.7	13.0	—	13.0
Unrealized gain on derivative contracts, net of tax expense of $0.5	—	1.4	1.4
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $5.6 (1)	—	(17.2)	(17.2)
Balance at June 30, 2025	$2.8	$18.5	$21.3
(1)     Includes a reduction to interest expense recognized of $22.8 million related to the cash flow hedge gain for the six months ended June 30, 2025.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Loss
Balance at March 31, 2026	$(1.8)	$—	$(1.8)
Foreign currency translation adjustments	(0.3)	—	(0.3)
Balance at June 30, 2026	$(2.1)	$—	$(2.1)

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$5.0	$2.5	$7.5
Foreign currency translation adjustments, net of tax expense of $2.4	(7.1)	—	(7.1)
Amount reclassified from Accumulated comprehensive income (loss) into earnings, net of tax expense of $1.5 (1)	—	(2.5)	(2.5)
Balance at June 30, 2026	$(2.1)	$—	$(2.1)
(1)    Includes a reduction to interest expense recognized of $4.0 million related to the cash flow hedge gain for the six months ended June 30, 2026.

13. Segment Reporting

We have organized our operations into two operating segments, which correspond directly to our reportable segments: Public Cloud, a services-centric, capital-light model providing value-added cloud solutions through managed services, Elastic Engineering and professional services offerings for customer environments hosted on the Amazon Web Services ("AWS"), Microsoft Azure and Google Cloud public cloud platforms; and Private Cloud, a technology-forward, capital-intensive model providing managed service offerings for customer environments hosted in one of our data centers as well as in those owned by customers or by third parties such as colocation providers.

This two-business unit operating model allows for each segment to be managed separately based on the different service offerings and respective operational and marketing strategies, ensuring increased focus, delivery, and service quality for our customers.

Our segments are based upon a number of factors, including, the basis for our budgets and forecasts, organizational and management structure and the financial information regularly provided to our Chief Operating Decision Maker ("CODM"), who we have determined to be our Chief Executive Officer. The CODM is responsible for making key operating and strategic decisions to assess performance for each segment. We assess financial performance of our segments on the basis of revenue and segment operating profit. The CODM utilizes both revenue and segment operating profit or loss before interest and income taxes to allocate resources and assesses performance of each segment by comparing actual revenue and operating profit or loss results, respectively, to historical results and previously forecasted financial information. Segment operating profit includes expenses directly attributable to running the respective segments' business. This excludes any corporate overhead expenses. We have centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources. Corporate function costs that are not allocated to the segments are included in the row labeled "Corporate functions" in the table below.

The table below presents revenue and segment operating profit by reportable segment and a reconciliation of consolidated segment operating profit to consolidated loss before income taxes for the three and six months ended June 30, 2025 and 2026.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2026	2025	2026
Public Cloud
Revenue	$416.6	$406.8	$832.2	$850.2
Third party infrastructure (1)	(324.3)	(322.3)	(650.7)	(676.2)
Other cost of revenue (2)	(52.4)	(45.2)	(102.1)	(95.4)
Other segment items (3)	(23.7)	(20.3)	(45.9)	(38.9)
Segment operating profit	$16.2	$19.0	$33.5	$39.7

Private Cloud
Revenue	$249.7	$263.3	$499.5	$498.0
Cost of revenue	(157.7)	(178.3)	(314.9)	(328.5)
Other segment items (3)	(30.5)	(27.5)	(62.1)	(54.1)
Segment operating profit	$61.5	$57.5	$122.5	$115.4

Total Consolidated
Revenue	$666.3	$670.1	$1,331.7	$1,348.2
Segment operating profit	$77.7	$76.5	$156.0	$155.1

Corporate functions	(50.4)	(49.1)	(103.1)	(97.0)
Share-based compensation expense	(10.0)	(10.4)	(22.0)	(17.0)
Transaction-related adjustments, net (4)	(0.4)	(0.5)	(1.9)	(2.1)
Restructuring and transformation expenses (5)	(4.4)	(18.4)	(17.5)	(27.4)
Amortization of intangible assets (6)	(37.6)	(31.3)	(75.0)	(62.6)
Interest expense	(21.3)	(34.2)	(40.7)	(60.4)
Gain on investments, net	0.3	0.1	0.2	—
Gain on debt extinguishment	—	6.7	—	62.5
Other expense, net	(3.8)	(5.1)	(9.2)	(8.6)
Total consolidated loss before income taxes	$(49.9)	$(65.7)	$(113.2)	$(57.5)

(1)	Represents usage charges from public cloud infrastructure providers.
(2)	Other cost of revenue excludes third party infrastructure expenses and is comprised of certain license costs, labor, and other designated expenses.
(3)	Other segment items for each segment include directly allocable research and development expenses, sales and marketing expenses, and certain other general and administrative expenses.
(4)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
(5)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock. The three and six months ended June 30, 2026 also includes $12.1 million of severance and related expenses associated with the workforce realignment plan announced in June 2026. The workforce realignment plan is intended to accelerate our Enterprise AI strategy and is expected to result in the termination of approximately 15% of our global workforce, with estimated one-time expenses of approximately $14.0 million to $19.0 million to be incurred in 2026.

(6)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

The table below presents depreciation expense included in segment operating profit above for the three and six months ended June 30, 2025 and 2026.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2026	2025	2026
Public Cloud	$1.7	$1.8	$3.4	$3.6
Private Cloud	30.6	32.1	60.3	65.9
Corporate functions	5.1	4.6	10.2	9.6
Total depreciation expense	$37.4	$38.5	$73.9	$79.1

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

Overview

We are the operator of the full enterprise AI stack from governed private cloud to AI inference and agents in production. With an Outcomes-as-a-Service model built on secure infrastructure, data foundations, and forward-deployed engineering, Rackspace delivers business results for regulated and mission-critical industries where governance, sovereignty, and uptime are non-negotiable.

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

Key Factors Affecting Our Performance

We believe our combination of proprietary technology, automation capabilities and technical expertise creates a value proposition for our customers that is hard to replicate for both competitors and in-house IT departments. We and our customers face a variety of challenges, including evolving technologies (including AI and GenAI) and an uncertain regulatory landscape, including international trade policies and tariffs, as well as other macroeconomic and geopolitical factors. These factors have and will continue to affect demand for our products and services. We believe enterprise demand for AI is shifting from experimentation toward production deployment, with growing emphasis on inference workloads and on governance, security and data control requirements, particularly among customers in regulated industries and the public sector. Our continued success depends to a significant extent on our ability to respond to these and other challenges presented by our highly competitive and dynamic market, including the following key factors:

Differentiating Our Service Offerings in a Competitive Market Environment

Our success depends to a significant extent on our ability to continue to differentiate, expand and upgrade our service offerings in line with developing customer needs. We believe our curated, best-of-breed partners across every layer of the AI stack, combined with data center capacity and over 25 years of technical expertise, represents a unique positional advantage for us. We are the operator of the full enterprise AI stack and have strategic partnership agreements with AMD, VMware by Broadcom, Palantir, Uniphore, Rubrik, and Dell Technologies, with Rackspace remaining fully accountable from silicon through business outcomes. We are also a certified premier consulting and managed services partner to some of the largest cloud computing platforms, including AWS, Microsoft Azure, Google Cloud, Oracle, SAP and VMware by Broadcom. We believe we are unique in our ability to serve customers across major technology stacks and deployment options, while helping customers move AI from experimentation to real-world production. Our existing and prospective customers are also under increasing pressure to move from on-premise or self-managed IT to the cloud to compete effectively in a digital economy and maximize the value of their cloud investments, which we believe presents an opportunity for professional services projects as well as new recurring business.

Customer Relationships and Retention

Our success greatly depends on our ability to retain and develop opportunities with our existing customers and to attract new customers. We operate in a growing but competitive and evolving market environment, requiring innovation to differentiate us from our competitors. Enterprise AI offerings in the market today typically put the full operational burden on the customer, which is especially difficult in regulated industries where governance, data sovereignty and operational continuity are critical. We believe Rackspace is uniquely positioned to deliver the full governed enterprise AI stack from silicon through business outcomes under a single accountable operator, serving a demand now visible across the market. Enterprises, particularly in regulated industries, are seeking control over their compute, their models, and their data, and assurance that the proprietary knowledge embedded in that data is not transferred outside their environments. We are model-agnostic by design and operate the governed layer that allows enterprises to use the best available models, whether open, closed, or their own, on private cloud where control matters and public cloud where elasticity matters, while policy, identity, and data boundaries remain under the enterprise’s control.

Business Mix Shift

Private Cloud offerings are generally hosted on our own infrastructure and deliver higher segment operating margins, but also require a higher level of capital expenditures. Historical Private Cloud offerings have also included colocation and basic hosting contracts, which typically generate lower margins relative to other Private Cloud offerings, including managed services and Enterprise AI. Public Cloud segment operating margins have historically been lower than Private Cloud segment operating margins, driven by high volumes of infrastructure resale revenue which come at significantly lower margins. However, Public Cloud requires significantly less capital expenditures.

As we continue to execute our Enterprise AI strategy, we may de-emphasize and/or exit certain colocation and basic hosting arrangements within our established Private Cloud base in order to reserve and optimize capacity for Enterprise AI, our new revenue growth vector within Private Cloud. We also expect to continue to de-emphasize and/or exit lower-margin infrastructure resale in Public Cloud over time, as hyperscalers continue to move customers to direct contracts and we prioritize resources for higher-margin opportunities. Following these transitions, we believe our business mix will shift from legacy lower-growth, lower-margin revenue opportunities toward higher-growth, higher margin revenue opportunities as our strategy matures.

Our Enterprise AI strategy will require significant upfront capital investment (including GPU-related costs). We expect near-term margin pressure as we fund this next phase of growth, as certain investments are anticipated to be incurred ahead of Enterprise AI revenue ramping.

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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2026

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended June 30,				Year-Over-Year Comparison
	2025		2026
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$666.3	100.0%	$670.1	100.0%	$3.8	0.6%
Cost of revenue	(537.1)	(80.6)%	(555.3)	(82.9)%	(18.2)	3.4%
Gross profit	129.2	19.4%	114.8	17.1%	(14.4)	(11.1)%
Selling, general and administrative expenses	(154.3)	(23.2)%	(148.0)	(22.1)%	6.3	(4.1)%
Loss from operations	(25.1)	(3.8)%	(33.2)	(4.9)%	(8.1)	32.3%
Other income (expense):
Interest expense	(21.3)	(3.2)%	(34.2)	(5.1)%	(12.9)	60.6%
Gain on investments, net	0.3	0.0%	0.1	0.0%	(0.2)	(66.7)%
Gain on debt extinguishment	—	—%	6.7	1.0%	6.7	100.0%
Other expense, net	(3.8)	(0.6)%	(5.1)	(0.8)%	(1.3)	34.2%
Total other expense	(24.8)	(3.7)%	(32.5)	(4.9)%	(7.7)	31.0%
Loss before income taxes	(49.9)	(7.5)%	(65.7)	(9.8)%	(15.8)	31.7%
Provision for income taxes	(4.6)	(0.7)%	(1.8)	(0.3)%	2.8	(60.9)%
Net loss	$(54.5)	(8.2)%	$(67.5)	(10.1)%	$(13.0)	23.9%

Revenue

Revenue increased $4 million, or 0.6%, to $670 million in the three months ended June 30, 2026 from $666 million in the three months ended June 30, 2025. Revenue increased due to Private Cloud growth, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue increased 0.4% year-over-year. The following table presents revenue by segment:

	Three Months Ended June 30,		% Change
(In millions, except %)	2025	2026	Actual	Constant Currency (a)
Public Cloud	$416.6	$406.8	(2.3)%	(2.5)%
Private Cloud	249.7	263.3	5.5%	5.2%
Total	$666.3	$670.1	0.6%	0.4%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the three months ended June 30, 2026 decreased 2.3% on an actual basis and 2.5% on a constant currency basis, from the three months ended June 30, 2025. The decline was driven by lower services revenue.

Private Cloud revenue in the three months ended June 30, 2026 increased 5.5% on an actual basis and 5.2% on a constant currency basis, from the three months ended June 30, 2025, largely due to revenue related to certain customer contracts that include embedded sales-type lease arrangements for hardware.

Cost of Revenue

Cost of revenue increased $18 million, or 3%, to $555 million in the three months ended June 30, 2026 from $537 million in the three months ended June 30, 2025. The primary driver of the increase was higher expense for hardware mainly related to certain customer contracts that include embedded sales-type lease arrangements. Higher depreciation expense also contributed to the increase in cost of revenue. These increases were partially offset by a reduction in usage charges for third-party infrastructure and a decrease in personnel costs. The decrease in personnel costs was largely due to a decline in headcount between periods and a reduction in non-equity incentive compensation, partially offset by an increase in severance expense driven by the workforce realignment plan announced in June 2026.

As a percentage of revenue, cost of revenue increased 230 basis points in the three months ended June 30, 2026 to 82.9% from 80.6% in the three months ended June 30, 2025 for the reasons discussed above.

Gross Profit

Our gross profit was $115 million in the three months ended June 30, 2026, a decrease of $14 million from $129 million in the three months ended June 30, 2025. Our gross margin was 17.1% in the three months ended June 30, 2026, a decrease of 230 basis points from 19.4% in the three months ended June 30, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $6 million, or 4%, to $148 million in the three months ended June 30, 2026 from $154 million in the three months ended June 30, 2025. Amortization expense had the largest impact on the overall reduction in selling, general and administrative expense as certain customer relationship intangible assets reached the end of their useful lives between periods. Personnel costs also contributed to the decline in expense due to a reduction in headcount between periods and a decrease in non-equity incentive compensation, partially offset by an increase in severance expense driven by the workforce realignment plan announced in June 2026. An increase in professional fees between periods partially offset these expense reductions.

As a percentage of revenue, selling, general and administrative expenses decreased 110 basis points, to 22.1% in the three months ended June 30, 2026 from 23.2% in the three months ended June 30, 2025 primarily due to amortization expense, as discussed above.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $33 million in the three months ended June 30, 2026 compared to $25 million in the three months ended June 30, 2025. Our Non-GAAP Operating Profit was $27 million in both the three months ended June 30, 2026 and June 30, 2025. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Three Months Ended June 30,
(In millions)	2025	2026
Loss from operations	$(25.1)	$(33.2)
Share-based compensation expense	10.0	10.4
Transaction-related adjustments, net (a)	0.4	0.5
Restructuring and transformation expenses (b)	4.4	18.4
Amortization of intangible assets (c)	37.6	31.3
Non-GAAP Operating Profit	$27.3	$27.4

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
(b)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock.

(c)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Three Months Ended June 30,				Year-Over-Year Comparison
(In millions, except %)	2025		2026
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$16.2	3.9%	$19.0	4.7%	$2.8	17.3%
Private Cloud	61.5	24.6%	57.5	21.8%	(4.0)	(6.5)%
Corporate functions	(50.4)		(49.1)		1.3	(2.6)%
Non-GAAP Operating Profit	$27.3		$27.4		$0.1	0.4%

Public Cloud operating profit increased 17% in the three months ended June 30, 2026 from the three months ended June 30, 2025. Segment operating profit as a percentage of segment revenue increased by 80 basis points, reflecting a 3% decrease in segment operating expenses, partially offset by a 2% decrease in segment revenue. The decrease in expenses was mainly driven by lower cost of revenue, in-line with revenue decline between periods.

Private Cloud operating profit decreased 7% in the three months ended June 30, 2026 from the three months ended June 30, 2025. Segment operating profit as a percentage of segment revenue decreased by 280 basis points due to a 9% increase in segment operating expenses, partially offset by a 5% increase in segment revenue. The increase in expenses was mainly due to higher cost of revenue, including higher expense for hardware mainly related to certain customer contracts that include embedded sales-type lease arrangements, customer license and data center costs, driven by margin compression between periods.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 3% in the three months ended June 30, 2026 from the three months ended June 30, 2025 due to our continued focus on cost management.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting."

Interest Expense

Interest expense increased $13 million, or 61%, to $34 million in the three months ended June 30, 2026 from $21 million in the three months ended June 30, 2025 driven by the impact of our interest rate swap maturing in February 2026. Borrowings on the Revolving Credit Facility also contributed to the increase in interest expense between periods.

Gain on Debt Extinguishment

We recorded $7 million total gain on debt extinguishment in the three months ended June 30, 2026 related to repurchases of an aggregate $11 million principal amount of the 3.50% FLSO Senior Secured Notes and 5.375% Senior Notes.

For more information, see Item 1 of Part I, Financial Statements - Note 7, "Debt."

Other Expense, Net

The increase in other expense, net to $5 million in the three months ended June 30, 2026 from $4 million in the three months ended June 30, 2025 is primarily due to foreign currency transaction losses.

Provision for Income Taxes

Our income tax expense was $2 million in the three months ended June 30, 2026 compared to $5 million in the three months ended June 30, 2025. Our effective tax rate increased to (2.8)% in the three months ended June 30, 2026 from (9.3)% in the three months ended June 30, 2025. The increase in the effective tax rate year-over-year is primarily due to the tax impact associated with changes in valuation allowance, the net impact of the geographic distribution of our earnings, and the tax effects from non-deductible share-based compensation. The difference between the effective tax rate and the statutory rate for the three months ended June 30, 2026 is primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is non-deductible under Internal Revenue Code ("IRC") Section 162(m), and the net impact of the geographic distribution of our earnings.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2026

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Six Months Ended June 30,				Year-Over-Year Comparison
	2025		2026
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$1,331.7	100.0%	$1,348.2	100.0%	$16.5	1.2%
Cost of revenue	(1,075.6)	(80.8)%	(1,114.3)	(82.7)%	(38.7)	3.6%
Gross profit	256.1	19.2%	233.9	17.3%	(22.2)	(8.7)%
Selling, general and administrative expenses	(319.6)	(24.0)%	(284.9)	(21.1)%	34.7	(10.9)%
Loss from operations	(63.5)	(4.8)%	(51.0)	(3.8)%	12.5	(19.7)%
Other income (expense):
Interest expense	(40.7)	(3.1)%	(60.4)	(4.5)%	(19.7)	48.4%
Gain on investments, net	0.2	0.0%	—	—%	(0.2)	(100.0)%
Gain on debt extinguishment	—	—%	62.5	4.6%	62.5	100.0%
Other expense, net	(9.2)	(0.7)%	(8.6)	(0.6)%	0.6	(6.5)%
Total other expense	(49.7)	(3.7)%	(6.5)	(0.5)%	43.2	(86.9)%
Loss before income taxes	(113.2)	(8.5)%	(57.5)	(4.3)%	55.7	(49.2)%
Provision for income taxes	(12.8)	(1.0)%	(1.7)	(0.1)%	11.1	(86.7)%
Net loss	$(126.0)	(9.5)%	$(59.2)	(4.4)%	$66.8	(53.0)%

Revenue

Revenue increased $17 million, or 1.2%, to $1,348 million in the six months ended June 30, 2026 from $1,332 million in the six months ended June 30, 2025. Revenue increased due to Public Cloud growth, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue increased 0.7% year-over-year. The following table presents revenue by segment:

	Six Months Ended June 30,		% Change
(In millions, except %)	2025	2026	Actual	Constant Currency (a)
Public Cloud	$832.2	$850.2	2.2%	1.8%
Private Cloud	499.5	498.0	(0.3)%	(1.2)%
Total	$1,331.7	$1,348.2	1.2%	0.7%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the six months ended June 30, 2026 increased 2.2% on an actual basis and 1.8% on a constant currency basis, from the six months ended June 30, 2025. The revenue growth was driven primarily by increased infrastructure volumes.

Private Cloud revenue in the six months ended June 30, 2026 decreased 0.3% on an actual basis and 1.2% on a constant currency basis, from the six months ended June 30, 2025, reflecting customer transitions off legacy platforms, partially offset by revenue from new bookings, including revenue related to certain customer contracts that include embedded sales-type lease arrangements for hardware.

Cost of Revenue

Cost of revenue increased $39 million, or 4%, to $1,114 million in the six months ended June 30, 2026 from $1,076 million in the six months ended June 30, 2025. The primary drivers of the increase include higher usage charges for third-party infrastructure and higher depreciation expense. In addition, we had higher expense for hardware mainly related to certain customer contracts that include embedded sales-type lease arrangements. These increases were partially offset by lower license expense, due to a reduction in usage between periods, and a decrease in personnel costs. The decrease in personnel costs was largely due to a decline in headcount between periods and a reduction in non-equity incentive compensation, partially offset by an increase in severance expense driven by the workforce realignment plan announced in June 2026.

As a percentage of revenue, cost of revenue increased 190 basis points in the six months ended June 30, 2026 to 82.7% from 80.8% in the six months ended June 30, 2025 for the reasons discussed above.

Gross Profit

Our gross profit was $234 million in the six months ended June 30, 2026, a decrease of $22 million from $256 million in the six months ended June 30, 2025. Our gross margin was 17.3% in the six months ended June 30, 2026, a decrease of 190 basis points from 19.2% in the six months ended June 30, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $35 million, or 11%, to $285 million in the six months ended June 30, 2026 from $320 million in the six months ended June 30, 2025. Declining personnel costs had the largest impact due to a reduction in headcount between periods and a decrease in share-based compensation and non-equity incentive compensation expense, partially offset by an increase in severance expense. Also driving the overall reduction in selling, general and administrative expenses was a gain on disposal of non-core assets in the current period and a decrease in amortization expense as certain customer relationship intangible assets reached the end of their useful lives between periods. An increase in professional fees between periods partially offset these expense reductions.

As a percentage of revenue, selling, general and administrative expenses decreased 290 basis points, to 21.1% in the six months ended June 30, 2026 from 24.0% in the six months ended June 30, 2025 primarily due to personnel costs and amortization expense, discussed above.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $51 million in the six months ended June 30, 2026 compared to $64 million in the six months ended June 30, 2025. Our Non-GAAP Operating Profit was $58 million in the six months ended June 30, 2026, an increase of $5 million from $53 million in the six months ended June 30, 2025. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Six Months Ended June 30,
(In millions)	2025	2026
Loss from operations	$(63.5)	$(51.0)
Share-based compensation expense	22.0	17.0
Transaction-related adjustments, net (a)	1.9	2.1
Restructuring and transformation expenses (b)	17.5	27.4
Amortization of intangible assets (c)	75.0	62.6
Non-GAAP Operating Profit	$52.9	$58.1

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
(b)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock.

(c)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Six Months Ended June 30,				Year-Over-Year Comparison
(In millions, except %)	2025		2026
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$33.5	4.0%	$39.7	4.7%	$6.2	18.5%
Private Cloud	122.5	24.5%	115.4	23.2%	(7.1)	(5.8)%
Corporate functions	(103.1)		(97.0)		6.1	(5.9)%
Non-GAAP Operating Profit	$52.9		$58.1		$5.2	9.8%

Public Cloud operating profit increased 19% in the six months ended June 30, 2026 from the six months ended June 30, 2025. Segment operating profit as a percentage of segment revenue increased by 70 basis points, reflecting a 2% increase in segment revenue, partially offset by a 1% increase in segment operating expenses. The increase in expenses was mainly driven by higher cost of revenue, which increased in-line with revenue growth between periods.

Private Cloud operating profit decreased 6% in the six months ended June 30, 2026 from the six months ended June 30, 2025. Segment operating profit as a percentage of segment revenue decreased by 130 basis points due to a 1% increase in segment operating expenses and a slight decrease in segment revenue. The increase in expenses was mainly driven by higher cost of revenue.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 6% in the six months ended June 30, 2026 from the six months ended June 30, 2025 due to our continued focus on cost management.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting."

Interest Expense

Interest expense increased $20 million, or 48%, to $60 million in the six months ended June 30, 2026 from $41 million in the six months ended June 30, 2025 driven by the impact of our interest rate swap maturing in February 2026. Borrowings on the Revolving Credit Facility also contributed to the increase in interest expense between periods. These increases in interest expense were partially offset by repurchases of senior notes between periods, discussed below.

Gain on Debt Extinguishment

We recorded a $63 million gain on debt extinguishment in the six months ended June 30, 2026 related to repurchases of $108 million principal amount of the 3.50% FLSO Senior Secured Notes, 3.50% Senior Secured Notes, and 5.375% Senior Notes.

For more information, see Item 1 of Part I, Financial Statements - Note 7, "Debt."

Other Expense, Net

Other expense, net was $9 million in both the six months ended June 30, 2025 and June 30, 2026 and is primarily comprised of expense related to our Receivables Purchase Agreement and foreign currency transactions.

Provision for Income Taxes

Our income tax expense was $2 million in the six months ended June 30, 2026 compared to $13 million in the six months ended June 30, 2025. Our effective tax rate increased to (3.0)% in the six months ended June 30, 2026 from (11.3)% in the six months ended June 30, 2025. The increase in the effective tax rate year-over-year is primarily due to the tax impact associated with changes in valuation allowance, the net impact of the geographic distribution of our earnings, and the tax effects from non-deductible share-based compensation. The difference between the effective tax rate and the statutory rate for the six months ended June 30, 2026 is primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is non-deductible under IRC Section 162(m), and the net impact of the geographic distribution of our earnings.

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

The following tables present, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2026			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$416.6	$406.8	$(0.8)	$406.0	(2.3)%	(2.5)%
Private Cloud	249.7	263.3	(0.7)	262.6	5.5%	5.2%
Total	$666.3	$670.1	$(1.5)	$668.6	0.6%	0.4%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2026			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$832.2	$850.2	$(3.1)	$847.1	2.2%	1.8%
Private Cloud	499.5	498.0	(4.4)	493.6	(0.3)%	(1.2)%
Total	$1,331.7	$1,348.2	$(7.5)	$1,340.7	1.2%	0.7%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

Non-GAAP Gross Profit

We present Non-GAAP Gross Profit in this MD&A because we believe the measure is useful in analyzing trends in our underlying, recurring gross margins. We define Non-GAAP Gross Profit as gross profit, adjusted to exclude the impact of share-based compensation expense, purchase accounting-related effects, and certain business transformation-related costs.

The table below presents a reconciliation of gross profit to Non-GAAP Gross Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2026	2025	2026
Gross profit	$129.2	$114.8	$256.1	$233.9
Share-based compensation expense	1.3	1.2	3.1	2.1
Purchase accounting impact on expense (a)	0.2	0.2	0.4	0.4
Restructuring and transformation expenses (b)	1.2	8.2	4.4	11.8
Non-GAAP Gross Profit	$131.9	$124.4	$264.0	$248.2

(a)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
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

We define Non-GAAP Net Income (Loss) as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, transaction-related costs and adjustments, restructuring and transformation charges, the amortization of acquired intangible assets, goodwill and asset impairment charges, the interest expense impact from the refinancing transactions announced in March 2024 (the "March 2024 Refinancing Transactions"), and certain other non-operating, non-recurring or non-core gains and losses, as well as the tax effects of these non-GAAP adjustments.

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

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of non-cash charges for share-based compensation, transaction-related costs and adjustments, restructuring and transformation charges, certain other non-operating, non-recurring or non-core gains and losses, interest expense, expenses for our Receivables Purchase Agreement, income taxes, depreciation and amortization, and goodwill and asset impairment charges.

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

Net loss reconciliation to Non-GAAP Net Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2026	2025	2026
Net loss	$(54.5)	$(67.5)	$(126.0)	$(59.2)
Share-based compensation expense	10.0	10.4	22.0	17.0
Transaction-related adjustments, net (a)	0.4	0.5	1.9	2.1
Restructuring and transformation expenses (b)	4.4	18.4	17.5	27.4
Net gain on divestiture and investments (c)	(0.3)	(0.1)	(0.2)	—
Gain on debt extinguishment	—	(6.7)	—	(62.5)
Interest expense impact from the March 2024 Refinancing Transactions (d)	(21.1)	(18.0)	(42.1)	(36.8)
Other adjustments (e)	(1.5)	1.0	(1.1)	(0.1)
Amortization of intangible assets (f)	37.6	31.3	75.0	62.6
Tax effect of non-GAAP adjustments (g)	10.0	9.2	23.3	14.1
Non-GAAP Net Loss	$(15.0)	$(21.5)	$(29.7)	$(35.4)

Net loss reconciliation to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2026	2025	2026
Net loss	$(54.5)	$(67.5)	$(126.0)	$(59.2)
Share-based compensation expense	10.0	10.4	22.0	17.0
Transaction-related adjustments, net (a)	0.4	0.5	1.9	2.1
Restructuring and transformation expenses (b)	4.4	18.4	17.5	27.4
Net gain on divestiture and investments (c)	(0.3)	(0.1)	(0.2)	—
Gain on debt extinguishment	—	(6.7)	—	(62.5)
Other expense, net (h)	3.8	5.1	9.2	8.6
Interest expense	21.3	34.2	40.7	60.4
Provision for income taxes	4.6	1.8	12.8	1.7
Depreciation and amortization (i)	74.7	69.8	147.8	141.6
Adjusted EBITDA	$64.4	$65.9	$125.7	$137.1

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
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

(h)	Primarily consists of foreign currency gains and losses and expense related to our Receivables Purchase Agreement.
(i)	Excludes accelerated depreciation expense related to facility closures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2026	2025	2026
Net loss attributable to common stockholders	$(54.5)	$(67.5)	$(126.0)	$(59.2)
Non-GAAP Net Loss	$(15.0)	$(21.5)	$(29.7)	$(35.4)

Weighted average number of shares - Diluted	238.0	250.1	235.0	248.2
Effect of dilutive securities (a)	1.3	16.3	7.1	11.6
Non-GAAP weighted average number of shares - Diluted	239.3	266.4	242.1	259.8

Net loss per share - Diluted	$(0.23)	$(0.27)	$(0.54)	$(0.24)
Per share impacts of adjustments to net loss (b)	0.17	0.18	0.41	0.10
Per share impacts of shares after adjustments to net loss (a)	0.00	0.01	0.01	(0.00)
Non-GAAP Loss Per Share	$(0.06)	$(0.08)	$(0.12)	$(0.14)

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

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the Revolving Credit Facility. As of June 30, 2026, the Revolving Credit Facility provided for up to $375 million of borrowings, $260 million of which was drawn and outstanding as of June 30, 2026. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

On July 9, 2026, we entered into an equity distribution agreement with Goldman Sachs & Co. LLC under which we may offer and sell up to $250 million of shares of our common stock, par value $0.01 per share. We currently intend to use the net proceeds from this offering for general corporate purposes, including for working capital, capital expenditures and growth capital (including GPU-related costs) to enable us to expedite our Enterprise AI strategy.

We also have third-party lease financing arrangements in place for the procurement of the initial deployment of GPUs under the previously announced definitive agreement with AMD. The first deployment is currently expected to be nearly 2 megawatts targeted for completion by the end of 2026, with approximately $75 million of associated capital expenditures.

In addition, on July 2, 2026, our Receivables Purchase Agreement was amended to extend the termination date from September 29, 2026 to the earlier of July 2, 2029 or six months prior to the maturity date of our Revolving Credit Facility (or any revolving credit facility that refinances or replaces such revolving credit facility) and permits the aggregate maximum limit of accounts receivable the SPVs can sell to be increased from $300 million to $350 million.

At June 30, 2026, we held $111 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $72 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $47 million outstanding with respect to these arrangements as of June 30, 2026. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $474 million outstanding with respect to operating and finance lease agreements as of June 30, 2026. We may choose to utilize such leasing arrangements in future periods.

As of June 30, 2026, we had $2,311 million aggregate principal amount outstanding under the FLSO Term Loan Facility, the FLFO Term Loan Facility, the Term Loan Facility, 3.50% FLSO Senior Secured Notes, 5.375% Senior Notes, and 3.50% Senior Secured Notes. The Revolving Credit Facility provides for up to $375 million of borrowings, $260 million of which was drawn and outstanding as of June 30, 2026. Our liquidity requirements are significant, primarily due to debt service requirements.

Debt

Senior Facilities

On March 12, 2024, Rackspace Finance Holdings, LLC ("Rackspace Finance Holdings"), Rackspace Finance, LLC ("Rackspace Finance"), the lenders and issuing banks party thereto and Citibank, N.A., as the administrative agent and collateral agent, entered into the credit agreement governing the FLSO Term Loan Facility, FLFO Term Loan Facility and Revolving Credit Facility (together, the "Senior Facilities") (the "First Lien Credit Agreement").

FLSO Term Loan Facility

Rackspace Finance issued the FLSO Term Loan Facility in an aggregate principal amount of $1,687 million. The FLSO Term Loan Facility matures on May 15, 2028.

As of June 30, 2026, the contractual interest rate on the FLSO Term Loan Facility was 6.50%. We are required to make quarterly principal payments of $4 million.

As of June 30, 2026, $1,602 million in aggregate principal amount of the FLSO Term Loan Facility remained outstanding.

FLFO Term Loan Facility

Rackspace Finance issued the FLFO Term Loan Facility in an aggregate principal amount $275 million. The FLFO Term Loan Facility matures on May 15, 2028.

As of June 30, 2026, the contractual interest rate on the FLFO Term Loan Facility was 10.00%. We are required to make quarterly principal payments of $0.7 million.

As of June 30, 2026, $269 million aggregate principal amount of the FLFO Term Loan Facility remained outstanding.

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

As of June 30, 2026, we had total commitments of $375 million, $260 million of outstanding borrowings under the Revolving Credit Facility, and $24 million of letters of credit issued thereunder. As such, as of June 30, 2026, we had $92 million of available commitments remaining.

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

During the six months ended June 30, 2026, we repurchased and surrendered for cancellation $70 million aggregate principal amount of the 3.50% FLSO Senior Secured Notes for $36 million, including accrued interest and fees of $0.4 million.

As of June 30, 2026, $248 million aggregate principal amount of the 3.50% FLSO Senior Secured Notes were outstanding.

Term Loan Facility

On February 9, 2021, we amended and restated the credit agreement governing the $2,300 million senior secured first lien term loan facility (the "Term Loan Facility"). The Term Loan Facility matures on February 15, 2028.

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for SOFR loans and at the end of every calendar quarter for base rate loans. As of June 30, 2026, the contractual interest rate on the Term Loan Facility was 6.50%. We are required to make quarterly amortization payments of $0.2 million. We are required to make certain mandatory prepayments under certain conditions defined in the credit agreement governing the Term Loan Facility.

As of June 30, 2026, $61 million aggregate principal amount of the Term Loan Facility remained outstanding.

3.50% Senior Secured Notes due 2028

On February 9, 2021, Rackspace Technology Global issued $550 million aggregate principal amount of 3.50% Senior Secured Notes. The 3.50% Senior Secured Notes will mature on February 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on February 15 and August 15.

During the six months ended June 30, 2026, we repurchased and surrendered for cancellation $1.3 million aggregate principal amount of the 3.50% Senior Secured Notes for $0.6 million.

As of June 30, 2026, $43 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

5.375% Senior Notes due 2028

Rackspace Technology Global issued $550 million aggregate principal amount of the 5.375% Senior Notes on December 1, 2020. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at a fixed rate of 5.375% per year, payable semi-annually on June 1 and December 1.

During the six months ended June 30, 2026, we repurchased and surrendered for cancellation $36 million aggregate principal amount of the 5.375% Senior Notes for $15 million, including accrued interest and fees of $0.7 million.

As of June 30, 2026, $89 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

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

As of June 30, 2026, we were in compliance with all covenants under the Senior Facilities, the credit agreement governing the Term Loan Facility, and the Indentures.

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

As of June 30, 2026, the New Credit Group had total assets of $2,745 million and total liabilities of $3,834 million, which included total debt of $2,595 million. The financial information for the New Credit Group differs from the financial information for the company and its consolidated subsidiaries primarily because Rackspace Technology Global has debt that is not guaranteed by the New Credit Group, which debt was $192 million as of June 30, 2026.

Capital Expenditures

The following table sets forth a summary of our total capital expenditures for the periods indicated:

	Six Months Ended June 30,
(In millions)	2025	2026
Customer gear	$31.0	$34.6
Data center build outs	4.0	0.9
Capitalized software and other projects	22.6	27.4
Total capital expenditures	$57.6	$62.9

Capital expenditures were $63 million in the six months ended June 30, 2026, compared to $58 million in the six months ended June 30, 2025, an increase of $5 million. The increase in capital expenditures was driven by customer gear purchases related to new contract deployments and higher software license spend between periods.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Six Months Ended June 30,
(In millions)	2025	2026
Cash provided by (used in) operating activities	$21.0	$(26.4)
Cash used in investing activities	$(29.9)	$(31.2)
Cash provided by (used in) financing activities	$(35.7)	$64.2

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

Net cash used in operating activities was $26 million in the six months ended June 30, 2026 compared to $21 million of net cash provided by operating activities in the six months ended June 30, 2025. The decrease in operating cash between periods was primarily driven by a reduction in cash proceeds related to accounts receivable sold of $50 million in the six months ended June 30, 2026 compared to an increase of $28 million in the six months ended June 30, 2025. In addition, there was a $75 million increase in cash paid for operating expenses in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. These decreases in cash from operating activities were partially offset by an increase in cash receipts from customers between periods.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities increased $1 million, or 4%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a $2 million increase in cash purchases of property, equipment, and software between periods.

Cash Provided by (Used in) Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash provided by financing activities was $64 million in the six months ended June 30, 2026 compared to $36 million of net cash used in financing activities in the six months ended June 30, 2025. The change was primarily driven by a $180 million increase in borrowings on the Revolving Credit Facility, partially offset by an increase in debt repayments of $90 million between periods.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate Senior Facilities, which includes our $375 million Revolving Credit Facility and $1,870 million outstanding under the FLSO Term Loan Facility and FLFO Term Loan Facility, and $61 million outstanding under our floating-rate Term Loan Facility. As of June 30, 2026, there was $260 million of outstanding borrowings under the Revolving Credit Facility. As of June 30, 2026, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities and Term Loan Facility.

Our Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility bear interest at an annual rate equal to an applicable margin plus one-month Term SOFR, subject to a 0.75% floor. We have in the past and may in the future enter into interest rate swap agreements to manage our risk from fluctuations in one-month Term SOFR above the 0.75% floor.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See "Constant Currency Revenue." While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the six months ended June 30, 2026, we recognized foreign currency transaction losses of $0.1 million within "Other expense, net" in our Condensed Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. In the six months ended June 30, 2026, we expensed approximately $18 million for utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation and geopolitical tensions that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

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

Except as noted below and based on current information, we are not party to any pending litigation that would, if determined adversely to us, individually or in the aggregate be reasonably expected to have a material adverse effect on our business, financial condition, results of operations, or cash flows. However, litigation is inherently uncertain, and adverse developments or outcomes could potentially result in significant monetary damages or injunctive relief. We expense legal fees as incurred.

On July 29, 2026, we and two of our executive officers were named as defendants in a putative securities class action filed in the United States District Court for the Southern District of New York (Morgan-Reed v. Rackspace Technology, Inc., et al., Case No. 1:26-cv-06491). The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired our common stock between May 7, 2026 and July 8, 2026, and alleges, among other things, that certain public statements concerning our enterprise AI initiatives and business segment outlook were materially false or misleading. The complaint seeks unspecified compensatory damages, interest, and attorney’s fees and costs. No lead plaintiff or lead counsel has been appointed, and no response to the complaint is currently due. We believe the claims lack merit and intend to defend the action vigorously. We are unable to predict the outcome of this matter or reasonably estimate the amount or range of any possible loss, if any.

For a discussion of risks related to intellectual property claims, data security, privacy and cybersecurity, regulatory compliance and other legal exposures, see "Risk Factors" in our Annual Report.

ITEM 1A – RISK FACTORS

We have disclosed under the heading "Risk Factors" in our Annual Report the risk factors which materially affect our business, financial condition or results of operations. Other than as set forth below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our Annual Report and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We depend on AMD as well as other Key Partners for our Enterprise AI business.

Our Enterprise AI business depends substantially on our relationship with Advanced Micro Devices, Inc. ("AMD") as well as on other partners who provide, or may provide in the future, complementary products, software and platform capabilities for our Enterprise AI solutions, including Palantir Technologies, Inc., VMware by Broadcom, Uniphore Technologies, Inc., Rubrik, Inc. and any future partners (collectively, our "Key Partners"). Our ability to obtain AMD Products and related hardware on commercially acceptable terms and timelines depends on our relationships with the third-party original equipment manufacturers who incorporate AMD Products into their servers as well as supply and demand for GPUs and related hardware in the overall market, which can fluctuate rapidly.

We have entered into a definitive GPU-as-a-Service Agreement - Master Terms and Conditions (the "GPUaaS Agreement") with AMD intended to facilitate the phased deployment of AMD AI compute products (including AMD Instinct™ GPUs (e.g., MI355X, MI350P, and future successor chips) and AMD EPYC™ CPUs) (collectively, the "AMD Products") in our global data centers. The GPUaaS Agreement establishes a commercial framework and does not itself obligate AMD to purchase any particular quantity of services, approve any deployment, or enter into future commercial arrangements. We have agreed to dedicate, maintain and make available an aggregate of 30 megawatts of capacity within our data centers as an initial launch footprint for AMD Products, where AMD Products are fit for purpose and subject to certain financing, operational, and legal conditions (the "AMD Footprint Obligation"). Satisfying the AMD Footprint Obligation will require significant capital expenditures, financing, customer demand, power availability, cooling capacity, networking infrastructure, operational execution and other conditions that may not occur on the anticipated timeline, at the anticipated costs, or at all. If we fail to satisfy the AMD Footprint Obligation, we could lose certain benefits under the GPUaaS Agreement, and our relationship with AMD could be adversely affected.

Each deployment under the GPUaaS Agreement is subject to agreement between the parties on the commercial terms applicable to such deployment, including pricing, term and financial parameters, and AMD has no obligation under the GPUaaS Agreement to agree to any particular deployment as being within the scope of the framework of the GPUaaS Agreement. If the parties agree that a deployment is within the scope of the GPUaaS Agreement, AMD has agreed to purchase residual unsold capacity from the applicable deployment, subject to the satisfaction of delivery and service availability requirements and an aggregate cap for each deployment. There can be no assurance that the applicable conditions will be satisfied or that such purchases will offset our investment, financing or operating costs. The GPUaaS Agreement also provides AMD with a right of first refusal to consume GPU capacity before the Company sells GPUaaS services to third parties below a specified price threshold. The GPUaaS Agreement remains in effect until the expiration or termination of all deployments thereunder. Either party may terminate an affected deployment upon the other party's uncured material breach or insolvency, if the go-live date for such deployment has not occurred by a specified outside date, or upon certain service level failures.

We also depend on joint marketing and demand generation activities conducted together with AMD and our Key Partners to build customer awareness and generate sales opportunities for our Enterprise AI solutions. Any reduction in, or failure to effectively execute, these efforts could adversely affect demand for our Enterprise AI solutions and our results of operations. Demand for our Enterprise AI solutions may also be affected by customer preferences for GPU technology that may not align with the technology we have deployed or plan to deploy. AMD or our Key Partners may change product roadmaps, allocation priorities, commercialization strategies, pricing or licensing terms, interoperability, preferred deployment partners or channel relationships at any time, which could reduce our access to the products and services offered by AMD and our Key Partners or adversely affect the pricing, economics, or competitiveness of our Enterprise AI offerings. Our ability to realize anticipated benefits from these relationships depends upon successful integration of the platforms of our Key Partners into our offerings, customer adoption, continued commercial cooperation, and the ability of the parties to execute their obligations. Customers may elect not to adopt offerings provided by our Key Partners or may prefer competing platforms. If our relationship with AMD or any of our Key Partners deteriorates for any reason, our ability to deliver Enterprise AI solutions to customers, and our results of operations, could be materially and adversely affected.

The debt we have incurred or may incur to deploy AI infrastructure could adversely affect our financial condition and results of operations.

To fund the acquisition of GPU hardware and related AI infrastructure, we expect to incur substantial additional indebtedness, whether through equipment financing/leasing arrangements, secured term loans, vendor or OEM financing, or other instruments. Additional leverage will increase our overall debt service obligations, may impose restrictive covenants limiting our operational and financial flexibility, and increase our exposure to interest rate fluctuations and refinancing risk. Certain financing arrangements may require us to pledge GPUs or other assets as collateral, which could limit our financial flexibility. Our ability to service this debt depends on generating sufficient Enterprise AI revenue and infrastructure utilization to justify the underlying capital expenditure; if customer demand does not develop as anticipated, if pricing for AI compute declines due to competition or oversupply, or if we are not able to attach value-added services, we may be unable to generate returns sufficient to service this debt or recover our capital investment. In addition, there can be no assurances that we will be able to obtain financing on commercially reasonable terms or in the amounts necessary to facilitate such deployments, if at all. If we are unable to access capital markets or financing on acceptable terms in the future, our ability to expand or maintain our Enterprise AI business could be impaired.

Our Enterprise AI business is capital-intensive and depends on recovering large investments in rapidly evolving GPU infrastructure, and if GPU utilization, customer demand, hardware residual values or other assumptions fall short of our expectations, our results of operations could be materially and adversely affected.

Our Enterprise AI business is capital-intensive, and its profitability depends on maintaining sufficient utilization of deployed GPU infrastructure. Our expectations regarding the size, timing and growth of the Enterprise AI market, customer demand, utilization rates, pricing, financing availability, returns on invested capital and our ability to attach value-added services may prove inaccurate. Because a substantial portion of our operating and financing costs is fixed and continues to be incurred regardless of utilization, periods of underutilization, including if demand develops more slowly than we anticipate, or if we invest ahead of customer adoption, could materially reduce our margins and cash flows. The Enterprise AI infrastructure market is characterized by rapid technological change, and the GPUs and related infrastructure we acquire may become obsolete or non-competitive before we have recovered our investment, requiring further capital expenditure to remain competitive. The residual value of AI hardware is uncertain. If the market value of our GPU infrastructure declines more rapidly than expected, we could incur impairment charges, refinancing challenges or losses upon disposition. We may also face customer concentration risk if a limited number of large customers account for a significant portion of Enterprise AI revenue, and the loss of any such customer could materially affect our results. Any of these factors, individually or together, could prevent us from realizing an adequate return on our GPU infrastructure investments and could have a material adverse effect on our results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6 – EXHIBITS

Exhibit Number		Exhibit Description
10.1	†*	Rackspace Technology, Inc. Amendment No. 4 to 2020 Equity Incentive Plan
10.2
Omnibus Amendment to Receivables Purchase Agreement, dated as of July 2, 2026, by and among Rackspace Receivables II LLC, Rackspace Receivables Canada Limited, the persons from time to time party thereto as purchasers, PNC Bank, National Association, Rackspace US, Inc., Rackspace International GmbH, Rackspace Limited and Onica Technologies Canada Inc. and PNC Capital Markets LLC as structuring agent (incorporated by reference from Exhibit 10.1 to Rackspace Technology, Inc.’s Form 8-K, filed on July 9, 2026)

10.3
Equity Distribution Agreement, dated July 9, 2026, between Rackspace Technology, Inc. and Goldman Sachs & Co. LLC (incorporated by reference from Exhibit 1.1 to Rackspace Technology, Inc.’s Form 8-K, filed on July 9, 2026)

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

RACKSPACE TECHNOLOGY, INC.

Date:	August 10, 2026	By:	/s/ Mark Marino
Mark Marino
Chief Financial Officer