Form 10-Q
period 2026-09-30
Rackspace Technology, Inc.
filed 2026-11-09
CIK 1810019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026.
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

On November 3, 2026, 263,048,856 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

RACKSPACE TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this "Quarterly Report") contains certain information that may constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management's plans and objectives for future operations, including the implementation of our Enterprise AI strategy and expected impact on revenue, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the generality of the preceding sentence, any time we use the words "expects," "intends," "will," "anticipates," "believes," "confident," "continue," "propose," "seeks," "could," "may," "should," "estimates," "forecasts," "might," "goals," "objectives," "targets," "planned," "projects," and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, and the risks and uncertainties disclosed or referenced under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 and any of our subsequent Quarterly Reports on Form 10-Q. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data)	December 31, 2025	September 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$105.8	$108.0
Accounts receivable, net of allowance for credit losses and accrued customer credits of $12.2 and $11.1, respectively	266.5	212.3
Prepaid expenses	84.4	80.7
Other current assets	61.1	94.3
Total current assets	517.8	495.3

Property, equipment and software, net	596.3	638.1
Goodwill, net	740.1	738.7
Intangible assets, net	698.3	604.6
Operating right-of-use assets	144.6	117.4
Other non-current assets	102.7	157.0
Total assets	$2,799.8	$2,751.1

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$413.9	$444.7
Accrued compensation and benefits	85.4	68.2
Deferred revenue	94.6	69.3
Debt	27.3	22.4
Accrued interest	5.4	6.1
Operating lease liabilities	54.7	48.7
Finance lease liabilities	48.0	73.7
Financing obligations	14.0	9.7
Other current liabilities	23.4	18.3
Total current liabilities	766.7	761.1

Non-current liabilities:
Debt	2,718.7	2,770.2
Operating lease liabilities	84.2	64.9
Finance lease liabilities	297.7	312.7
Financing obligations	39.3	35.4
Deferred income taxes	34.7	28.8
Other non-current liabilities	78.0	85.3
Total liabilities	4,019.3	4,058.4

Commitments and Contingencies (Note 8)

Stockholders' deficit:
Preferred stock, $0.01 par value per share: 5.0 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share: 1,495.0 shares authorized; 248.4 and 262.3 shares issued; 245.3 and 259.2 shares outstanding, respectively	2.5	2.6
Additional paid-in capital	2,709.7	2,745.5
Accumulated other comprehensive income (loss)	7.5	(3.5)
Accumulated deficit	(3,908.2)	(4,020.9)
Treasury stock, at cost; 3.1 shares held	(31.0)	(31.0)
Total stockholders' deficit	(1,219.5)	(1,307.3)
Total liabilities and stockholders' deficit	$2,799.8	$2,751.1

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2026	2025	2026
Revenue	$671.2	$609.1	$2,002.9	$1,957.3
Cost of revenue	(541.3)	(496.0)	(1,616.9)	(1,610.3)
Gross profit	129.9	113.1	386.0	347.0
Selling, general and administrative expenses	(163.8)	(125.6)	(483.4)	(410.5)
Loss from operations	(33.9)	(12.5)	(97.4)	(63.5)
Other income (expense):
Interest expense	(21.2)	(35.5)	(61.9)	(95.9)
Gain on investments, net	0.1	0.1	0.3	0.1
Gain on debt extinguishment	—	—	—	62.5
Other expense, net	(4.0)	(1.8)	(13.2)	(10.4)
Total other expense	(25.1)	(37.2)	(74.8)	(43.7)
Loss before income taxes	(59.0)	(49.7)	(172.2)	(107.2)
Provision for income taxes	(8.1)	(3.8)	(20.9)	(5.5)
Net loss	$(67.1)	$(53.5)	$(193.1)	$(112.7)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(1.5)	$(1.4)	$11.5	$(8.5)
Unrealized gain on derivative contracts	0.5	—	1.9	—
Amount reclassified from accumulated other comprehensive income (loss) to earnings	(8.7)	—	(25.9)	(2.5)
Other comprehensive loss	(9.7)	(1.4)	(12.5)	(11.0)
Comprehensive loss	$(76.8)	$(54.9)	$(205.6)	$(123.7)

Net loss per share:
Basic and diluted	$(0.28)	$(0.21)	$(0.82)	$(0.45)
Weighted average number of shares outstanding:
Basic and diluted	240.4	256.3	236.8	251.0

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2026
Cash Flows From Operating Activities
Net loss	$(193.1)	$(112.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	224.0	212.2
Reduction in carrying amount of operating right-of-use assets	48.5	46.9
Deferred income taxes	(2.2)	(10.7)
Share-based compensation expense	40.2	21.0
Gain on debt extinguishment	—	(62.5)
Gain on investments, net	(0.3)	(0.1)
Provision for bad debts and accrued customer credits	8.3	3.3
Amortization of debt issuance costs and debt discount and premium	4.5	4.7
Non-cash fair value adjustments	(2.1)	(3.2)
Other operating activities	(0.3)	(3.3)
Changes in operating assets and liabilities:
Accounts receivable	17.8	68.5
Prepaid expenses and other current assets	(14.4)	(13.8)
Accounts payable, accrued expenses, and other current liabilities	7.5	(19.8)
Deferred revenue	(10.9)	(24.4)
Operating lease liabilities	(52.1)	(45.0)
Other non-current assets and liabilities	16.3	(51.8)
Net cash provided by operating activities	91.7	9.3
Cash Flows From Investing Activities
Purchases of property, equipment and software	(57.1)	(65.8)
Other investing activities	1.7	(4.5)
Net cash used in investing activities	(55.4)	(70.3)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of offering costs	—	11.6
Proceeds from employee stock plans	0.3	0.2
Shares of common stock withheld for employee taxes	(2.0)	(0.3)
Proceeds from borrowings under long-term debt arrangements	130.0	330.0
Payments on long-term debt	(143.4)	(220.4)
Payments on financing component of interest rate swap	(13.0)	(3.0)
Principal payments of finance lease liabilities	(43.3)	(40.6)
Principal payments of financing obligations	(13.2)	(11.9)
Net cash provided by (used in) financing activities	(84.6)	65.6
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2.6	(1.9)
Increase (decrease) in cash, cash equivalents, and restricted cash	(45.7)	2.7
Cash, cash equivalents, and restricted cash at beginning of period	147.0	108.0
Cash, cash equivalents, and restricted cash at end of period	$101.3	$110.7

Supplemental Cash Flow Information
Cash payments for interest, net of amount capitalized	$62.7	$97.9
Cash payments for income taxes, net of refunds	$2.7	$8.7

Non-cash Investing and Financing Activities
Acquisition of property, equipment and software by finance leases	$29.9	$46.6
Acquisition of property, equipment and software by financing obligations	—	3.7
Increase in property, equipment and software accrued in liabilities	5.6	52.3
Acquisition of property, equipment and software through issuance of common stock	—	14.0
Other non-cash activity	(1.0)	(15.2)
Non-cash purchases of property, equipment and software	$34.5	$101.4

Offering costs included in accrued liabilities	$—	$0.5

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of such amounts shown on the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
(In millions)	2025	2026
Cash and cash equivalents	$99.5	$108.0
Restricted cash included in other non-current assets	1.8	2.7
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$101.3	$110.7

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance at June 30, 2025	242.1	$2.4	$2,696.7	$21.3	$(3,808.4)	3.1	$(31.0)	$(1,119.0)
Exercise of stock options and release of stock awards, net of shares withheld	4.6	0.1	(1.3)	—	—	—	—	(1.2)
Share-based compensation expense for equity classified awards	—	—	9.8	—	—	—	—	9.8
Net loss	—	—	—	—	(67.1)	—	—	(67.1)
Other comprehensive loss	—	—	—	(9.7)	—	—	—	(9.7)
Balance at September 30, 2025	246.7	$2.5	$2,705.2	$11.6	$(3,875.5)	3.1	$(31.0)	$(1,187.2)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	232.2	$2.3	$2,682.8	$24.1	$(3,682.4)	3.1	$(31.0)	$(1,004.2)
Exercise of stock options and release of stock awards, net of shares withheld	14.2	0.2	(2.2)	—	—	—	—	(2.0)
Issuance of shares from Employee Stock Purchase Plan	0.3	—	0.3	—	—	—	—	0.3
Share-based compensation expense for equity classified awards	—	—	24.3	—	—	—	—	24.3
Net loss	—	—	—	—	(193.1)	—	—	(193.1)
Other comprehensive loss	—	—	—	(12.5)	—	—	—	(12.5)
Balance at September 30, 2025	246.7	$2.5	$2,705.2	$11.6	$(3,875.5)	3.1	$(31.0)	$(1,187.2)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders’ Deficit
	Shares	Amount				Shares	Amount
Balance at June 30, 2026	254.8	$2.5	$2,716.9	$(2.1)	$(3,967.4)	3.1	$(31.0)	$(1,281.1)
Issuance of common stock under equity offering, net	2.8	—	11.1	—	—	—	—	11.1
Exercise of stock options and release of stock awards, net of shares withheld	2.5	0.1	—	—	—	—	—	0.1
Issuance of common stock in exchange for assets	2.2	—	14.0	—	—	—	—	14.0
Share-based compensation expense for equity classified awards	—	—	3.5	—	—	—	—	3.5
Net loss	—	—	—	—	(53.5)	—	—	(53.5)
Other comprehensive loss	—	—	—	(1.4)	—	—	—	(1.4)
Balance at September 30, 2026	262.3	$2.6	$2,745.5	$(3.5)	$(4,020.9)	3.1	$(31.0)	$(1,307.3)

(In millions)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock, at Cost		Total Stockholders' Deficit
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	248.4	$2.5	$2,709.7	$7.5	$(3,908.2)	3.1	$(31.0)	$(1,219.5)
Issuance of common stock under equity offering, net	2.8	—	11.1	—	—	—	—	11.1
Exercise of stock options and release of stock awards, net of shares withheld	8.7	0.1	(0.4)	—	—	—	—	(0.3)
Issuance of shares from Employee Stock Purchase Plan	0.2	—	0.2	—	—	—	—	0.2
Issuance of common stock in exchange for assets	2.2	—	14.0	—	—	—	—	14.0
Share-based compensation expense for equity classified awards	—	—	10.9	—	—	—	—	10.9
Net loss	—	—	—	—	(112.7)	—	—	(112.7)
Other comprehensive loss	—	—	—	(11.0)	—	—	—	(11.0)
Balance at September 30, 2026	262.3	$2.6	$2,745.5	$(3.5)	$(4,020.9)	3.1	$(31.0)	$(1,307.3)

See accompanying notes to the unaudited condensed consolidated financial statements.

RACKSPACE TECHNOLOGY, INC.
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Rackspace Technology, Inc. ("Rackspace Technology") is a Delaware corporation formerly controlled by investment funds affiliated with Apollo Global Management, Inc. and its subsidiaries ("Apollo"). Rackspace Technology was formed on July 21, 2016 but had no assets, liabilities or operating results until November 3, 2016 when Rackspace Hosting, Inc. (now named Rackspace Technology Global, Inc., or "Rackspace Technology Global"), a global provider of modern information technology-as-a-service, was acquired by Inception Parent, Inc., a wholly-owned entity indirectly owned by Rackspace Technology (the "Rackspace Acquisition").

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2025 and 2026, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, certain financial information and disclosures required for financial statements prepared under GAAP have been omitted in accordance with the Securities and Exchange Commission ("SEC") disclosure rules and regulations that permit reduced disclosure for interim periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 6, 2026 ("Annual Report"). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2026, our results of operations and stockholders' deficit for the three and nine months ended September 30, 2025 and 2026, and our cash flows for the nine months ended September 30, 2025 and 2026.

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2026, or for any other interim period, or for any other future year.

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

Liquidity Overview

We are a highly leveraged company. As of September 30, 2026, we had $2,306.3 million aggregate principal amount outstanding under our debt instruments, which are comprised of the first lien first out senior secured term loan facility (the "FLFO Term Loan Facility"), the first lien second out senior secured term loan facility (the "FLSO Term Loan Facility"), the senior secured first lien term loan facility (the "Term Loan Facility"), 3.50% FLSO Senior Secured Notes due 2028 (the "3.50% FLSO Senior Secured Notes"), 5.375% Senior Notes due 2028 (the "5.375% Senior Notes"), and 3.50% Senior Secured Notes due 2028 (the "3.50% Senior Secured Notes"). We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the senior secured first lien first out revolving credit facility (the "Revolving Credit Facility"). As of September 30, 2026, the Revolving Credit Facility provided for up to $375.0 million of borrowings, $290.0 million of which was drawn and outstanding as of September 30, 2026. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash and cash equivalents of $108.0 million as of September 30, 2026, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on our ability to deliver on our strategic objectives and prevailing economic conditions and other factors, many of which are beyond our control.

Subsequent Events

Pursuant to share purchase agreements entered into with an investor group led by Voss Capital, LP, we issued an aggregate of 24.0 million shares of our common stock to such investors on November 9, 2026 for a cash purchase price of $66.0 million.

Significant Accounting Policies and Estimates

Our Annual Report includes an additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies and estimates during the nine months ended September 30, 2026.

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

2. Customer Contracts

The following table presents the balances related to customer contracts:

(In millions)	Condensed Consolidated Balance Sheets Account	December 31, 2025	September 30, 2026
Accounts receivable, net	Accounts receivable, net (1)	$266.5	$212.3
Current portion of contract assets	Other current assets	$3.8	$5.9
Non-current portion of contract assets	Other non-current assets	$3.5	$3.1
Current portion of deferred revenue	Deferred revenue	$94.6	$69.3
Non-current portion of deferred revenue	Other non-current liabilities	$2.6	$3.2
(1)    Allowance for credit losses and accrued customer credits was $12.2 million and $11.1 million as of December 31, 2025 and September 30, 2026, respectively.

Amounts recognized in revenue for the three months ended September 30, 2025 and 2026, which were included in deferred revenue as of the beginning of each period totaled $42.8 million and $74.5 million, respectively. Amounts recognized in revenue for the nine months ended September 30, 2025 and 2026, which were included in deferred revenue as of the beginning of each period totaled $80.3 million and $91.9 million, respectively.

Cost Incurred to Obtain and Fulfill a Contract

As of December 31, 2025 and September 30, 2026, the balances of capitalized costs to obtain a contract were $30.8 million and $24.9 million, respectively, and the balances of capitalized costs to fulfill a contract were $16.3 million and $16.9 million, respectively. These capitalized costs are included in "Other non-current assets" on the Condensed Consolidated Balance Sheets.

Amortization of capitalized sales commissions and implementation costs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2026	2025	2026
Amortization of capitalized sales commissions	$6.2	$5.3	$19.5	$16.7
Amortization of capitalized implementation costs	$2.4	$2.8	$7.1	$8.2

Remaining Performance Obligations

As of September 30, 2026, the aggregate amount of transaction price allocated to remaining performance obligations was $850.3 million, of which approximately 11% is expected to be recognized as revenue during the remainder of 2026 and the remainder thereafter. These remaining performance obligations primarily relate to our fixed-term arrangements. The aggregate amount of transaction price excludes variable consideration related to our usage-based arrangements for which we recognize revenue based on the right to invoice for the services performed.

The E.U. Data Act became effective in September 2025 and establishes new requirements related to cloud service switching rights and limits on early termination fees. These provisions will require modifications to our existing E.U. contract terms. We are currently assessing which of our contracts are subject to these requirements. As of September 30, 2026, our existing contractual terms were in place and provide the basis for the remaining performance obligations disclosed above. We expect to revise our contractual terms to comply with the E.U. Data Act in 2026 which could reduce the amount of remaining performance obligations disclosed in future periods.

Convertible Promissory Note

On September 27, 2022, we entered into a convertible note purchase agreement with a private company that is also a customer and a vendor. Pursuant to the purchase agreement, we purchased an unsecured convertible promissory note (the "Note") in an aggregate principal amount of $15.0 million. The Note accrues simple interest at a rate of 6% per annum and matures on September 27, 2027, unless earlier converted per the terms of the agreement. Principal and accrued interest are due and payable on the maturity date. We have elected to apply the fair value option under ASC No. 825, Financial Instruments, to account for the Note. As of December 31, 2025 and September 30, 2026, the fair value of the Note was $17.1 million and $20.3 million, respectively. The fair value of the Note is included in "Other non-current assets" and "Other current assets" on our Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2026, respectively. The increase in the fair value of the Note is included in “Other expense, net” in the Condensed Consolidated Statements of Comprehensive Loss.

3. Sale of Receivables

On September 29, 2023, Rackspace US, Inc. and Rackspace Receivables II, LLC, a bankruptcy-remote special purpose vehicle ("SPV"), each an indirect subsidiary of the company, entered into an accounts receivable purchase agreement (the "Receivables Purchase Agreement") with PNC Bank, National Association ("PNC") and other parties thereto. On February 12, 2024, the Receivables Purchase Agreement was amended to include certain international subsidiaries of the company as parties to the agreement and Rackspace Receivables Canada Limited, a Canadian indirect subsidiary of the company, was established as a SPV. On July 2, 2026, the SPVs, and certain other subsidiaries of the company entered into another amendment that, among other things, extended the termination date from September 29, 2026 to the earlier of July 2, 2029 or six months prior to the maturity date of our Revolving Credit Facility (or any revolving credit facility that refinances or replaces such revolving credit facility) and permits the aggregate maximum limit of accounts receivable the SPVs can sell to be increased from $300.0 million to $350.0 million.

We recorded $5.2 million and $5.9 million of yield charges and fees for the three months ended September 30, 2025 and 2026, respectively, and $15.5 million and $14.6 million of yield charges and fees for the nine months ended September 30, 2025 and 2026, respectively, in connection with sold accounts receivable. This expense is recorded within "Other expense, net" in the Condensed Consolidated Statements of Comprehensive Loss.

The outstanding portfolio of sold accounts receivable derecognized from our Condensed Consolidated Balance Sheet as of December 31, 2025 and September 30, 2026 was $253.8 million and $179.5 million, respectively. The SPVs hold unsold accounts receivable of $55.5 million as of September 30, 2026 that are pledged as collateral to PNC.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2026	2025	2026
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(67.1)	$(53.5)	$(193.1)	$(112.7)
Weighted average shares outstanding:
Common stock	240.4	256.3	236.8	251.0
Number of shares used in per share computations	240.4	256.3	236.8	251.0
Net loss per share	$(0.28)	$(0.21)	$(0.82)	$(0.45)

Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of restricted stock or purchase under the Employee Stock Purchase Plan (the "ESPP"), as well as contingent shares associated with our acquisition of Datapipe Parent, Inc. Since we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. We excluded 21.8 million and 21.0 million potential common shares from the computation of dilutive loss per share for the three months ended September 30, 2025 and 2026, respectively, and 21.8 million and 21.0 million for the nine months ended September 30, 2025 and 2026, respectively, because the effect would have been anti-dilutive.

5. Property, Equipment and Software, net

Property, equipment and software, net, consisted of the following:

(In millions)	December 31, 2025	September 30, 2026
Computers and equipment	$1,114.5	$1,137.3
Software	428.6	430.3
Furniture and fixtures	7.3	6.2
Buildings and leasehold improvements	416.6	411.7
Property, equipment and software, at cost	1,967.0	1,985.5
Less: Accumulated depreciation	(1,377.7)	(1,378.4)
Work in process	7.0	31.0
Property, equipment and software, net	$596.3	$638.1

6. Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill by reportable segment.

(In millions)	Public Cloud	Private Cloud	Total
Gross goodwill as of December 31, 2025	$597.5	$1,566.3	$2,163.8
Less: accumulated impairment charges	(454.6)	(969.1)	(1,423.7)
Goodwill, net as of December 31, 2025	142.9	597.2	740.1
Foreign currency translation	(0.5)	(0.9)	(1.4)
Goodwill, net as of September 30, 2026	$142.4	$596.3	$738.7

Gross goodwill as of September 30, 2026	$597.0	$1,565.4	$2,162.4
Less: accumulated impairment charges (1)	(454.6)	(969.1)	(1,423.7)
Goodwill, net as of September 30, 2026	$142.4	$596.3	$738.7
(1)     On a consolidated basis, gross and net goodwill as of September 30, 2026 was $3,044.3 million and $738.7 million, respectively. Accumulated impairment charges on a consolidated basis was $2,305.6 million as of September 30, 2026.

The following table provides information regarding our intangible assets other than goodwill:

	December 31, 2025			September 30, 2026
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,935.4	$(1,377.6)	$557.8	$1,933.9	$(1,469.9)	$464.0
Other	26.7	(26.2)	0.5	26.6	(26.0)	0.6
Total definite-lived intangible assets	1,962.1	(1,403.8)	558.3	1,960.5	(1,495.9)	464.6
Trade name (indefinite-lived)	140.0	—	140.0	140.0	—	140.0
Total intangible assets other than goodwill	$2,102.1	$(1,403.8)	$698.3	$2,100.5	$(1,495.9)	$604.6

7. Debt

Debt consisted of the following:

(In millions, except %)		December 31, 2025		September 30, 2026
Debt Instrument	Maturity Date	Interest Rate(1)	Amount	Interest Rate(1)	Amount
FLSO Term Loan Facility	May 15, 2028	6.61%	$1,610.0	6.76%	$1,597.4
FLFO Term Loan Facility	May 15, 2028	10.11%	270.2	10.26%	268.1
Term Loan Facility	February 15, 2028	6.60%	61.1	6.76%	60.6
Revolving Credit Facility	May 15, 2028	6.73%	60.0	6.88%	290.0
3.50% FLSO Senior Secured Notes	May 15, 2028	3.50%	318.6	3.50%	248.2
3.50% Senior Secured Notes	February 15, 2028	3.50%	43.9	3.50%	42.6
5.375% Senior Notes	December 1, 2028	5.375%	125.4	5.375%	89.4
Total principal amount outstanding			2,489.2		2,596.3
Unamortized debt issuance costs, debt premium, and debt discount			256.8		196.3
Total debt			2,746.0		2,792.6
Less: current portion of debt			(27.3)		(22.4)
Debt, excluding current portion			$2,718.7		$2,770.2
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

As of September 30, 2026, the contractual interest rate on the FLSO Term Loan Facility was 6.76%. We are required to make quarterly principal payments of $4.2 million.

Affiliates of Apollo are FLSO Term Loan Facility lenders under the First Lien Credit Agreement. As of September 30, 2026, the outstanding principal amount of the FLSO Term Loan Facility was $1,597.4 million, of which $61.1 million, or 3.8%, is due to Apollo affiliates.

Rackspace Finance may prepay some or all of the FLSO Term Loan Facility, together with accrued and unpaid interest, without prepayment premium or penalty.

The fair value of the FLSO Term Loan Facility as of September 30, 2026 was $1,437.7 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLSO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

As of September 30, 2026, the contractual interest rate on the FLFO Term Loan Facility was 10.26%. We are required to make quarterly principal payments of $0.7 million.

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

The fair value of the FLFO Term Loan Facility as of September 30, 2026 was $270.8 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the FLFO Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

During the nine months ended September 30, 2026, we borrowed $330.0 million and repaid $100.0 million on the Revolving Credit Facility. As of September 30, 2026, we had total commitments of $375.0 million, $290.0 million of outstanding borrowings under the Revolving Credit Facility, and $23.5 million of letters of credit issued thereunder. As such, as of September 30, 2026, we had $61.5 million of available commitments remaining.

As of September 30, 2026, we were in compliance with all covenants under the Senior Facilities, including the financial covenant under the Revolving Credit Facility, which was applicable and tested as of such date.

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

During the nine months ended September 30, 2026, Rackspace Finance repurchased and surrendered for cancellation $70.3 million principal amount of the 3.50% FLSO Senior Secured Notes for $35.5 million, including accrued interest and fees of $0.4 million. In connection with these repurchases, we recorded a gain, included in "Gain on debt extinguishment", of $40.3 million in our Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2026, which includes $5.2 million of unamortized debt premium write-offs.

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

As of September 30, 2026, we were in compliance with all covenants under the 3.50% FLSO Senior Secured Notes Indenture.

The fair value of the 3.50% FLSO Senior Secured Notes as of September 30, 2026 was $212.2 million based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% FLSO Senior Secured Notes is classified as Level 2 within the fair value hierarchy.

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

As of September 30, 2026, the contractual interest rate on the Term Loan Facility was 6.76%. We are required to make quarterly principal payments of $0.2 million.

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

As of September 30, 2026, we were in compliance with all covenants under the credit agreement governing the Term Loan Facility.

The fair value of the Term Loan Facility as of September 30, 2026 was $51.8 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the Term Loan Facility is classified as Level 2 within the fair value hierarchy.

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

During the nine months ended September 30, 2026, Rackspace Technology Global repurchased and surrendered for cancellation $1.3 million principal amount of the 3.50% Senior Secured Notes for $0.6 million. In connection with this repurchase, we recorded a gain, included in "Gain on debt extinguishment", of $0.7 million, in our Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2026.

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

As of September 30, 2026, Rackspace Technology Global was in compliance with all covenants under the 3.50% Notes Indenture.

The fair value of the 3.50% Senior Secured Notes as of September 30, 2026 was $26.5 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 3.50% Senior Secured Notes is classified as Level 2 within the fair value hierarchy.

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

During the nine months ended September 30, 2026, Rackspace Technology Global repurchased and surrendered for cancellation $36.0 million principal amount of the 5.375% Senior Secured Notes for $15.0 million, including accrued interest and fees of $0.7 million. In connection with these repurchases, we recorded a gain, included in "Gain on debt extinguishment", of $21.4 million, in our Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2026, which includes $0.2 million of unamortized debt issuance costs write-offs.

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

As of September 30, 2026, Rackspace Technology Global was in compliance with all covenants under the 5.375% Notes Indenture.

The fair value of the 5.375% Senior Notes as of September 30, 2026 was $71.2 million, based on quoted market prices for identical assets that are traded in over-the-counter secondary markets that are not considered active. The fair value of the 5.375% Senior Notes is classified as Level 2 within the fair value hierarchy.

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

Except as noted below and based on current information, we are not a party to any litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material and adverse effect on our business, financial position or results of operations.

On July 29, 2026, we and two of our executive officers were named as defendants in a putative securities class action complaint filed in the United States District Court for the Southern District of New York (Morgan-Reed v. Rackspace Technology, Inc., et al., Case No. 1:26-cv-06491). The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired our common stock between May 7, 2026 and July 8, 2026. See Part II, Item 1, "Legal Proceedings," for further detail. As this matter is in its preliminary stages, we are unable to predict its outcome or reasonably estimate a range of possible loss, if any, and no liability has been recorded as of the date of this filing.

9. Share-Based Compensation and Stockholder’s Equity

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

During the nine months ended September 30, 2026, we granted 8.8 million restricted stock units ("RSUs") under the 2020 Incentive Plan with a weighted-average grant date fair value of $1.67. The majority of the RSUs were granted as part of our annual compensation award process and vest ratably over a three-year period, subject to continued service.

In addition, during the nine months ended September 30, 2026, we granted 18.3 million long-term incentive cash units ("LTIC units") under the 2020 Incentive Plan. The awards were valued using a Monte Carlo simulation and as of September 30, 2026 the LTIC units had a weighted average fair value of $0.95. The LTIC units represent the target amount of grants, and the actual number of units awarded upon vesting may vary depending upon the achievement of the relevant market condition which is based on the performance of our common stock. The awards are eligible to vest in equal installments over three years based on the attainment of the market condition and the employee’s continued service through the vesting date. As the company intends to settle the LTIC units in cash, they were classified as liabilities within "Other current liabilities" and "Other non-current liabilities" in the Condensed Consolidated Balance Sheets.

Lastly, during the nine months ended September 30, 2026, we granted 0.3 million stock options under the 2020 Incentive Plan with a grant date fair value of $3.68. These options were granted as part of our recruitment process and vest ratably over a four-year period, subject to continued service.

Share-Based Compensation Expense

Total share-based compensation expense is comprised of the following equity and liability classified award amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2026	2025	2026
Equity classified awards	$9.8	$3.5	$24.3	$10.9
Liability classified awards	8.4	0.5	15.9	10.1
Total share-based compensation expense	$18.2	$4.0	$40.2	$21.0

Total share-based compensation expense recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2026	2025	2026
Cost of revenue	$1.2	$0.7	$4.3	$2.8
Selling, general and administrative expenses	17.0	3.3	35.9	18.2
Pre-tax share-based compensation expense	18.2	4.0	40.2	21.0
Less: Income tax benefit	(3.8)	(0.8)	(8.4)	(4.4)
Total share-based compensation expense, net of tax	$14.4	$3.2	$31.8	$16.6

As of September 30, 2026, there was $23.7 million of total unrecognized compensation cost related to RSUs, performance stock units, stock options and the ESPP, which will be recognized using the service period or over our best estimate of the period over which the performance condition will be met, as applicable. Additionally, as of September 30, 2026 there was $12.5 million of total unrecognized expense related to LTIC units, which will be recognized over the remaining service period. The expense ultimately recognized is dependent on the fair value of the award as of the end of the performance periods.

Stockholder’s Equity

On July 9, 2026, we entered into an equity distribution agreement with Goldman Sachs & Co. LLC under which we may offer and sell up to $250.0 million of shares of our common stock, par value $0.01 per share. We currently intend to use the net proceeds from this offering for general corporate purposes, including for working capital, capital expenditures and growth capital (including GPU-related costs). During the three months ended September 30, 2026, we sold 2.8 million shares of our common stock under the equity distribution agreement for net proceeds to us of $12.2 million, after deducting compensation paid to Goldman Sachs & Co. LLC of $0.2 million and transaction fees, or $11.1 million after also deducting other offering costs (with total commissions, fees and other offering costs of $1.3 million).

Pursuant to a Share Issuance Agreement with Palantir Technologies Inc. ("Palantir"), we issued 2.2 million shares of our common stock to Palantir on July 6, 2026 as non-cash consideration having an aggregate fair value of approximately $14.0 million on the date of issuance. We issued an additional 3.8 million shares of our common stock to Palantir on October 1, 2026 as non-cash consideration having an aggregate fair value of approximately $14.7 million on the date of issuance.

10. Taxes

We are subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. The differences between our effective tax rate and the U.S. federal statutory rate of 21% generally result from various factors, including the geographical distribution of taxable income, contingency reserves for uncertain tax positions, and permanent differences between the book and tax treatment of certain items. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. For the three and nine months ended September 30, 2026, our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is nondeductible under Internal Revenue Code ("IRC") Section 162(m), and the net impact of the geographic distribution of our earnings.

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

As of December 31, 2025 the cash flow hedge was highly effective. Our interest rate swap matured on February 9, 2026. Therefore, as of September 30, 2026, we do not have any interest rate swaps outstanding.

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

Effect of Derivatives on the Condensed Consolidated Statements of Comprehensive Loss

The effect of our derivative and its location on the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2025 and 2026 was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2025	2026	2025	2026
Derivatives designated as hedging instruments	Location
Interest rate swaps	Interest income (expense)	$11.6	$—	$34.4	$4.0

See Note 12, "Accumulated Other Comprehensive Income (Loss)," for information regarding changes in fair value of our derivatives designated as hedging instruments.

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at June 30, 2025	$2.8	$18.5	$21.3
Foreign currency translation adjustments, net of tax benefit of $0.2	(1.5)	—	(1.5)
Unrealized gain on derivative contracts, net of tax expense of $0.1	—	0.5	0.5
Amount reclassified from Accumulated other comprehensive income (loss) into earnings, net of tax expense of $2.9 (1)	—	(8.7)	(8.7)
Balance at September 30, 2025	$1.3	$10.3	$11.6
(1)     Includes a reduction to interest expense recognized of $11.6 million related to the cash flow hedge gain for the three months ended September 30, 2025.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income
Balance at December 31, 2024	$(10.2)	$34.3	$24.1
Foreign currency translation adjustments, net of tax expense of $1.5	11.5	—	11.5
Unrealized gain on derivative contracts, net of tax expense of $0.6	—	1.9	1.9
Amount reclassified from Accumulated other comprehensive income (loss) into earnings, net of tax expense of $8.5 (1)	—	(25.9)	(25.9)
Balance at September 30, 2025	$1.3	$10.3	$11.6
(1)     Includes a reduction to interest expense recognized of $34.4 million related to the cash flow hedge gain for the nine months ended September 30, 2025.

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Loss
Balance at June 30, 2026	$(2.1)	$—	$(2.1)
Foreign currency translation adjustments	(1.4)	—	(1.4)
Balance at September 30, 2026	$(3.5)	$—	$(3.5)

(In millions)	Accumulated Foreign Currency Translation Adjustments	Accumulated Gain on Derivative Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$5.0	$2.5	$7.5
Foreign currency translation adjustments, net of tax expense of $2.4	(8.5)	—	(8.5)
Amount reclassified from Accumulated other comprehensive income (loss) into earnings, net of tax expense of $1.5 (1)	—	(2.5)	(2.5)
Balance at September 30, 2026	$(3.5)	$—	$(3.5)
(1)    Includes a reduction to interest expense recognized of $4.0 million related to the cash flow hedge gain for the nine months ended September 30, 2026.

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

The table below presents revenue and segment operating profit by reportable segment and a reconciliation of consolidated segment operating profit to consolidated loss before income taxes for the three and nine months ended September 30, 2025 and 2026.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2026	2025	2026
Public Cloud
Revenue	$421.6	$349.1	$1,253.8	$1,199.3
Third party infrastructure (1)	(329.0)	(284.3)	(979.7)	(960.5)
Other cost of revenue (2)	(54.1)	(28.1)	(156.2)	(123.5)
Other segment items (3)	(24.5)	(9.5)	(70.4)	(48.4)
Segment operating profit	$14.0	$27.2	$47.5	$66.9

Private Cloud
Revenue	$249.6	$260.0	$749.1	$758.0
Cost of revenue	(154.6)	(178.0)	(469.5)	(506.5)
Other segment items (3)	(27.8)	(28.6)	(89.9)	(82.7)
Segment operating profit	$67.2	$53.4	$189.7	$168.8

Total Consolidated
Revenue	$671.2	$609.1	$2,002.9	$1,957.3
Segment operating profit	$81.2	$80.6	$237.2	$235.7

Corporate functions	(49.2)	(44.7)	(152.3)	(141.7)
Share-based compensation expense	(18.2)	(4.0)	(40.2)	(21.0)
Transaction-related adjustments, net (4)	(0.2)	(0.1)	(2.1)	(2.2)
Restructuring and transformation expenses (5)	(10.0)	(13.1)	(27.5)	(40.5)
Amortization of intangible assets (6)	(37.5)	(31.2)	(112.5)	(93.8)
Interest expense	(21.2)	(35.5)	(61.9)	(95.9)
Gain on investments, net	0.1	0.1	0.3	0.1
Gain on debt extinguishment	—	—	—	62.5
Other expense, net	(4.0)	(1.8)	(13.2)	(10.4)
Total consolidated loss before income taxes	$(59.0)	$(49.7)	$(172.2)	$(107.2)

(1)	Represents usage charges from public cloud infrastructure providers.
(2)	Other cost of revenue excludes third party infrastructure expenses and is comprised of certain license costs, labor, and other designated expenses.
(3)	Other segment items for each segment include directly allocable research and development expenses, sales and marketing expenses, and certain other general and administrative expenses.
(4)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
(5)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock. The three and nine months ended September 30, 2026 also includes $5.7 million and $17.8 million, respectively, of severance and related expenses associated with the workforce realignment plan announced in June 2026. The workforce realignment plan is intended to accelerate our Enterprise AI strategy and is expected to result in the termination of approximately 15% of our global workforce, with estimated one-time expenses of approximately $14.0 million to $19.0 million to be incurred in 2026.

(6)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

The table below presents depreciation expense included in segment operating profit above for the three and nine months ended September 30, 2025 and 2026.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2026	2025	2026
Public Cloud	$1.7	$1.8	$5.1	$5.4
Private Cloud	30.6	32.9	90.9	98.8
Corporate functions	5.3	4.5	15.5	14.1
Total depreciation expense	$37.6	$39.2	$111.5	$118.3

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

Customer Relationships and Retention

Our success greatly depends on our ability to retain and develop opportunities with our existing customers and to attract new customers. We operate in a growing but competitive and evolving market environment, requiring innovation to differentiate us from our competitors. Enterprise AI offerings in the market today typically put the full operational burden on the customer, which is especially difficult in regulated industries where governance, data sovereignty and operational continuity are critical. We believe Rackspace is uniquely positioned to deliver the full governed enterprise AI stack from silicon through business outcomes under a single accountable operator, serving a demand visible across the market. Enterprises, particularly in regulated industries, are seeking control over their compute, their models, and their data, and assurance that the proprietary knowledge embedded in that data is not transferred outside their environments. We are model-agnostic by design and operate the governed layer that allows enterprises to use the best available models, whether open, closed, or their own, on private cloud where control matters and public cloud where elasticity matters, while policy, identity, and data boundaries remain under the enterprise’s control.

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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2026

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Three Months Ended September 30,				Year-Over-Year Comparison
	2025		2026
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$671.2	100.0%	$609.1	100.0%	$(62.1)	(9.3)%
Cost of revenue	(541.3)	(80.6)%	(496.0)	(81.4)%	45.3	(8.4)%
Gross profit	129.9	19.4%	113.1	18.6%	(16.8)	(12.9)%
Selling, general and administrative expenses	(163.8)	(24.4)%	(125.6)	(20.6)%	38.2	(23.3)%
Loss from operations	(33.9)	(5.1)%	(12.5)	(2.1)%	21.4	(63.1)%
Other income (expense):
Interest expense	(21.2)	(3.2)%	(35.5)	(5.8)%	(14.3)	67.5%
Gain on investments, net	0.1	0.0%	0.1	0.0%	—	—%
Other expense, net	(4.0)	(0.6)%	(1.8)	(0.3)%	2.2	(55.0)%
Total other expense	(25.1)	(3.7)%	(37.2)	(6.1)%	(12.1)	48.2%
Loss before income taxes	(59.0)	(8.8)%	(49.7)	(8.2)%	9.3	(15.8)%
Provision for income taxes	(8.1)	(1.2)%	(3.8)	(0.6)%	4.3	(53.1)%
Net loss	$(67.1)	(10.0)%	$(53.5)	(8.8)%	$13.6	(20.3)%

Revenue

Revenue decreased $62 million, or 9.3%, to $609 million in the three months ended September 30, 2026 from $671 million in the three months ended September 30, 2025. Revenue decreased due to the decline in Public Cloud, as discussed below.

After removing the impact of foreign currency fluctuations, on a constant currency basis, revenue decreased 9.2% year-over-year. The following table presents revenue by segment:

	Three Months Ended September 30,		% Change
(In millions, except %)	2025	2026	Actual	Constant Currency (a)
Public Cloud	$421.6	$349.1	(17.2)%	(17.2)%
Private Cloud	249.6	260.0	4.2%	4.2%
Total	$671.2	$609.1	(9.3)%	(9.2)%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the three months ended September 30, 2026 decreased 17.2% on an actual and constant currency basis, from the three months ended September 30, 2025. The decline was driven by both lower services and infrastructure resale revenue.

Private Cloud revenue in the three months ended September 30, 2026 increased 4.2% on an actual and constant currency basis, from the three months ended September 30, 2025, largely due to revenue related to certain customer contracts that include embedded sales-type lease arrangements for hardware.

Cost of Revenue

Cost of revenue decreased $45 million, or 8%, to $496 million in the three months ended September 30, 2026 from $541 million in the three months ended September 30, 2025. The primary driver of the decrease was a reduction in usage charges for third-party infrastructure, consistent with the decline in Public Cloud revenue between periods. Personnel costs also decreased largely due to a decline in headcount between periods, driven by the workforce realignment plan announced in June 2026, and a reduction in non-equity incentive compensation. These decreases were partially offset by higher expense for hardware mainly related to certain customer contracts that include embedded sales-type lease arrangements.

As a percentage of revenue, cost of revenue increased 80 basis points in the three months ended September 30, 2026 to 81.4% from 80.6% in the three months ended September 30, 2025 as the revenue decline slightly outpaced the expense reduction.

Gross Profit

Our gross profit was $113 million in the three months ended September 30, 2026, a decrease of $17 million from $130 million in the three months ended September 30, 2025. Our gross margin was 18.6% in the three months ended September 30, 2026, a decrease of 80 basis points from 19.4% in the three months ended September 30, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $38 million, or 23%, to $126 million in the three months ended September 30, 2026 from $164 million in the three months ended September 30, 2025. Personnel costs had the largest impact on the overall reduction in selling, general and administrative expense due to a decline in headcount between periods, driven by the workforce realignment plan announced in June 2026, and a reduction in share-based compensation and non-equity incentive compensation. Amortization expense also decreased as certain customer relationship intangible assets reached the end of their useful lives between periods. An increase in professional fees between periods partially offset these expense reductions.

As a percentage of revenue, selling, general and administrative expenses decreased 380 basis points, to 20.6% in the three months ended September 30, 2026 from 24.4% in the three months ended September 30, 2025 primarily due to the decline in personnel costs, as discussed above.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $13 million in the three months ended September 30, 2026 compared to $34 million in the three months ended September 30, 2025. Our Non-GAAP Operating Profit was $36 million in the three months ended September 30, 2026, an increase of $4 million from $32 million in the three months ended September 30, 2025. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Three Months Ended September 30,
(In millions)	2025	2026
Loss from operations	$(33.9)	$(12.5)
Share-based compensation expense	18.2	4.0
Transaction-related adjustments, net (a)	0.2	0.1
Restructuring and transformation expenses (b)	10.0	13.1
Amortization of intangible assets (c)	37.5	31.2
Non-GAAP Operating Profit	$32.0	$35.9

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
(b)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock.

(c)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Three Months Ended September 30,				Year-Over-Year Comparison
(In millions, except %)	2025		2026
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$14.0	3.3%	$27.2	7.8%	$13.2	94.3%
Private Cloud	67.2	26.9%	53.4	20.5%	(13.8)	(20.5)%
Corporate functions	(49.2)		(44.7)		4.5	(9.1)%
Non-GAAP Operating Profit	$32.0		$35.9		$3.9	12.2%

Public Cloud operating profit increased 94% in the three months ended September 30, 2026 from the three months ended September 30, 2025. Segment operating profit as a percentage of segment revenue increased by 450 basis points, reflecting a 21% decrease in segment operating expenses, partially offset by a 17% decrease in segment revenue. The decrease in expenses was mainly driven by lower cost of revenue, in-line with revenue decline between periods, and reduced selling, general and administrative expenses reflecting ongoing cost management initiatives.

Private Cloud operating profit decreased 21% in the three months ended September 30, 2026 from the three months ended September 30, 2025. Segment operating profit as a percentage of segment revenue decreased by 640 basis points due to a 13% increase in segment operating expenses, partially offset by a 4% increase in segment revenue. The increase in expenses was mainly due to higher cost of revenue, including higher expense for hardware mainly related to certain customer contracts that include embedded sales-type lease arrangements and customer license costs, driven by margin compression between periods.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 9% in the three months ended September 30, 2026 from the three months ended September 30, 2025 due to our continued focus on cost management.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting."

Interest Expense

Interest expense increased $14 million, or 67%, to $36 million in the three months ended September 30, 2026 from $21 million in the three months ended September 30, 2025 driven by the impact of our interest rate swap maturing in February 2026. Borrowings on the Revolving Credit Facility also contributed to the increase in interest expense between periods. These increases in interest expense were partially offset by repurchases of senior notes between periods.

Other Expense, Net

The decrease in other expense, net to $2 million in the three months ended September 30, 2026 from $4 million in the three months ended September 30, 2025 is primarily due to foreign currency transaction gains and the increase in the fair value of our convertible promissory note, as discussed in Item 1 of Part I, Financial Statements - Note 2, "Customer Contracts."

Provision for Income Taxes

Our income tax expense was $4 million in the three months ended September 30, 2026 compared to $8 million in the three months ended September 30, 2025. Our effective tax rate increased to (7.7)% in the three months ended September 30, 2026 from (13.6)% in the three months ended September 30, 2025. The increase in the effective tax rate year-over-year is primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is nondeductible under Internal Revenue Code ("IRC") Section 162(m), non-deductible share-based compensation, and the net impact of the geographic distribution of our earnings. The difference between the effective tax rate and the statutory rate for the three months ended September 30, 2026 is primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is non-deductible under IRC Section 162(m), and the net impact of the geographic distribution of our earnings.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2026

The following table sets forth our results of operations for the specified periods, as well as changes between periods and as a percentage of revenue for those same periods (totals in table may not foot due to rounding):

	Nine Months Ended September 30,				Year-Over-Year Comparison
	2025		2026
(In millions, except %)	Amount	% Revenue	Amount	% Revenue	Amount	% Change
Revenue	$2,002.9	100.0%	$1,957.3	100.0%	$(45.6)	(2.3)%
Cost of revenue	(1,616.9)	(80.7)%	(1,610.3)	(82.3)%	6.6	(0.4)%
Gross profit	386.0	19.3%	347.0	17.7%	(39.0)	(10.1)%
Selling, general and administrative expenses	(483.4)	(24.1)%	(410.5)	(21.0)%	72.9	(15.1)%
Loss from operations	(97.4)	(4.9)%	(63.5)	(3.2)%	33.9	(34.8)%
Other income (expense):
Interest expense	(61.9)	(3.1)%	(95.9)	(4.9)%	(34.0)	54.9%
Gain on investments, net	0.3	0.0%	0.1	0.0%	(0.2)	(66.7)%
Gain on debt extinguishment	—	—%	62.5	3.2%	62.5	100.0%
Other expense, net	(13.2)	(0.7)%	(10.4)	(0.5)%	2.8	(21.2)%
Total other expense	(74.8)	(3.7)%	(43.7)	(2.2)%	31.1	(41.6)%
Loss before income taxes	(172.2)	(8.6)%	(107.2)	(5.5)%	65.0	(37.7)%
Provision for income taxes	(20.9)	(1.0)%	(5.5)	(0.3)%	15.4	(73.7)%
Net loss	$(193.1)	(9.6)%	$(112.7)	(5.8)%	$80.4	(41.6)%

Revenue

Revenue decreased $46 million, or 2.3%, to $1,957 million in the nine months ended September 30, 2026 from $2,003 million in the nine months ended September 30, 2025. Revenue decreased due to the decline in Public Cloud, as discussed below.

After removing the impact from foreign currency fluctuations, on a constant currency basis, revenue decreased 2.6% year-over-year. The following table presents revenue by segment:

	Nine Months Ended September 30,		% Change
(In millions, except %)	2025	2026	Actual	Constant Currency (a)
Public Cloud	$1,253.8	$1,199.3	(4.3)%	(4.6)%
Private Cloud	749.1	758.0	1.2%	0.6%
Total	$2,002.9	$1,957.3	(2.3)%	(2.6)%
(a)     Refer to "Non-GAAP Financial Measures" in this section for further explanation and reconciliation.

Public Cloud revenue in the nine months ended September 30, 2026 decreased 4.3% on an actual basis and 4.6% on a constant currency basis, from the nine months ended September 30, 2025. The revenue decline was driven by lower services revenue.

Private Cloud revenue in the nine months ended September 30, 2026 increased 1.2% on an actual basis and 0.6% on a constant currency basis, from the nine months ended September 30, 2025, largely due to revenue related to certain customer contracts that include embedded sales-type lease arrangements for hardware.

Cost of Revenue

Cost of revenue decreased $7 million, or 0.4%, to $1,610 million in the nine months ended September 30, 2026 from $1,617 million in the nine months ended September 30, 2025. Personnel costs was the largest driver of the decrease due to a decline in headcount between periods and a reduction in non-equity incentive compensation, partially offset by an increase in severance expense driven by the workforce realignment plan announced in June 2026. Also contributing to the decrease was a reduction in usage charges for third-party infrastructure, consistent with the decline in Public Cloud revenue, and lower license expense, due to a reduction in usage between periods. Partially offsetting these decreases in cost of revenue was higher depreciation expense and higher expense for hardware mainly related to certain customer contracts that include embedded sales-type lease arrangements.

As a percentage of revenue, cost of revenue increased 160 basis points in the nine months ended September 30, 2026 to 82.3% from 80.7% in the nine months ended September 30, 2025 as the decline in revenue outpaced the reduction in cost of revenue.

Gross Profit

Our gross profit was $347 million in the nine months ended September 30, 2026, a decrease of $39 million from $386 million in the nine months ended September 30, 2025. Our gross margin was 17.7% in the nine months ended September 30, 2026, a decrease of 160 basis points from 19.3% in the nine months ended September 30, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $73 million, or 15%, to $411 million in the nine months ended September 30, 2026 from $483 million in the nine months ended September 30, 2025. Declining personnel costs had the largest impact due to a reduction in headcount between periods and a decrease in share-based compensation and non-equity incentive compensation expense, partially offset by an increase in severance expense. Also driving the overall reduction in selling, general and administrative expenses was a decrease in amortization expense as certain customer relationship intangible assets reached the end of their useful lives between periods. An increase in professional fees between periods partially offset these expense reductions.

As a percentage of revenue, selling, general and administrative expenses decreased 310 basis points, to 21.0% in the nine months ended September 30, 2026 from 24.1% in the nine months ended September 30, 2025 primarily due to personnel costs and amortization expense, discussed above.

Loss from Operations, Segment Operating Profit, and Non-GAAP Operating Profit

Our loss from operations was $64 million in the nine months ended September 30, 2026 compared to $97 million in the nine months ended September 30, 2025. Our Non-GAAP Operating Profit was $94 million in the nine months ended September 30, 2026, an increase of $9 million from $85 million in the nine months ended September 30, 2025. Non-GAAP Operating Profit is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

The table below presents a reconciliation of loss from operations to Non-GAAP Operating Profit.

	Nine Months Ended September 30,
(In millions)	2025	2026
Loss from operations	$(97.4)	$(63.5)
Share-based compensation expense	40.2	21.0
Transaction-related adjustments, net (a)	2.1	2.2
Restructuring and transformation expenses (b)	27.5	40.5
Amortization of intangible assets (c)	112.5	93.8
Non-GAAP Operating Profit	$84.9	$94.0

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
(b)
Includes consulting and advisory fees related to business transformation and optimization activities, as well as associated severance, certain facility closure costs, and lease termination expenses. Also includes payroll taxes associated with the exercise of stock options and vesting of restricted stock.

(c)	All of our intangible assets are attributable to acquisitions, including the Rackspace Acquisition in 2016.

Our segment operating profit and segment operating margin for the periods indicated, and the change between periods is shown in the table below:

	Nine Months Ended September 30,				Year-Over-Year Comparison
(In millions, except %)	2025		2026
Segment operating profit:	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	% Change
Public Cloud	$47.5	3.8%	$66.9	5.6%	$19.4	40.8%
Private Cloud	189.7	25.3%	168.8	22.3%	(20.9)	(11.0)%
Corporate functions	(152.3)		(141.7)		10.6	(7.0)%
Non-GAAP Operating Profit	$84.9		$94.0		$9.1	10.7%

Public Cloud operating profit increased 41% in the nine months ended September 30, 2026 from the nine months ended September 30, 2025. Segment operating profit as a percentage of segment revenue increased by 180 basis points, reflecting a 6% decrease in segment operating expenses, partially offset by a 4% decrease in segment revenue. The decrease in expenses was mainly driven by lower cost of revenue, in-line with revenue decline between periods, and reduced selling, general and administrative expenses reflecting ongoing cost management initiatives.

Private Cloud operating profit decreased 11% in the nine months ended September 30, 2026 from the nine months ended September 30, 2025. Segment operating profit as a percentage of segment revenue decreased by 300 basis points due to a 5% increase in segment operating expenses, partially offset by a 1% increase in segment revenue. The increase in expenses was mainly driven by higher cost of revenue.

Centralized corporate functions that provide services to the segments in areas such as accounting, information technology, marketing, legal and human resources are not allocated to the segments and are included in "corporate functions" in the table above. This expense decreased 7% in the nine months ended September 30, 2026 from the nine months ended September 30, 2025 due to our continued focus on cost management.

For more information about our segment operating profit, see Item 1 of Part I, Financial Statements - Note 13, "Segment Reporting."

Interest Expense

Interest expense increased $34 million, or 55%, to $96 million in the nine months ended September 30, 2026 from $62 million in the nine months ended September 30, 2025 driven by the impact of our interest rate swap maturing in February 2026. Borrowings on the Revolving Credit Facility also contributed to the increase in interest expense between periods. These increases in interest expense were partially offset by repurchases of senior notes between periods, discussed below.

Gain on Debt Extinguishment

We recorded a $63 million gain on debt extinguishment in the nine months ended September 30, 2026 related to repurchases of $108 million principal amount of the 3.50% FLSO Senior Secured Notes, 3.50% Senior Secured Notes, and 5.375% Senior Notes.

For more information, see Item 1 of Part I, Financial Statements - Note 7, "Debt."

Other Expense, Net

The decrease in other expense, net to $10 million in the nine months ended September 30, 2026 from $13 million in the nine months ended September 30, 2025 is primarily due to foreign currency transaction gains and the increase in the fair value of our convertible promissory note, as discussed in Item 1 of Part I, Financial Statements - Note 2, "Customer Contracts."

Provision for Income Taxes

Our income tax expense was $6 million in the nine months ended September 30, 2026 compared to $21 million in the nine months ended September 30, 2025. Our effective tax rate increased to (5.2)% in the nine months ended September 30, 2026 from (12.1)% in the nine months ended September 30, 2025. The increase in the effective tax rate year-over-year is primarily due to the tax impact associated with changes in valuation allowance, the net impact of the geographic distribution of our earnings, and the tax effects from non-deductible share-based compensation. The difference between the effective tax rate and the statutory rate for the nine months ended September 30, 2026 is primarily due to the tax impact associated with changes in valuation allowance, executive compensation that is non-deductible under IRC Section 162(m), and the net impact of the geographic distribution of our earnings.

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

The following tables present, by segment, actual and constant currency revenue and constant currency revenue growth rates, for and between the periods indicated:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2026			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$421.6	$349.1	$0.1	$349.2	(17.2)%	(17.2)%
Private Cloud	249.6	260.0	0.1	260.1	4.2%	4.2%
Total	$671.2	$609.1	$0.2	$609.3	(9.3)%	(9.2)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2026			% Change
(In millions, except %)	Revenue	Revenue	Foreign Currency Translation (a)	Revenue in Constant Currency	Actual	Constant Currency
Public Cloud	$1,253.8	$1,199.3	$(3.0)	$1,196.3	(4.3)%	(4.6)%
Private Cloud	749.1	758.0	(4.3)	753.7	1.2%	0.6%
Total	$2,002.9	$1,957.3	$(7.3)	$1,950.0	(2.3)%	(2.6)%

(a)	The effect of foreign currency is calculated by translating current period results using the average exchange rate from the prior comparative period.

Non-GAAP Gross Profit

We present Non-GAAP Gross Profit in this MD&A because we believe the measure is useful in analyzing trends in our underlying, recurring gross margins. We define Non-GAAP Gross Profit as gross profit, adjusted to exclude the impact of share-based compensation expense, purchase accounting-related effects, and certain business transformation-related costs.

The table below presents a reconciliation of gross profit to Non-GAAP Gross Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2026	2025	2026
Gross profit	$129.9	$113.1	$386.0	$347.0
Share-based compensation expense	1.2	0.7	4.3	2.8
Purchase accounting impact on expense (a)	0.2	0.2	0.6	0.6
Restructuring and transformation expenses (b)	2.3	4.7	6.7	16.5
Non-GAAP Gross Profit	$133.6	$118.7	$397.6	$366.9

(a)	Adjustment for the impact of purchase accounting from the Rackspace Acquisition on expenses.
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

Net loss reconciliation to Non-GAAP Net Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2026	2025	2026
Net loss	$(67.1)	$(53.5)	$(193.1)	$(112.7)
Share-based compensation expense	18.2	4.0	40.2	21.0
Transaction-related adjustments, net (a)	0.2	0.1	2.1	2.2
Restructuring and transformation expenses (b)	10.0	13.1	27.5	40.5
Net gain on divestiture and investments (c)	(0.1)	(0.1)	(0.3)	(0.1)
Gain on debt extinguishment	—	—	—	(62.5)
Interest expense impact from the March 2024 Refinancing Transactions (d)	(21.1)	(18.2)	(63.2)	(55.0)
Other adjustments (e)	(1.2)	(4.1)	(2.3)	(4.2)
Amortization of intangible assets (f)	37.5	31.2	112.5	93.8
Tax effect of non-GAAP adjustments (g)	12.1	10.0	35.4	24.1
Non-GAAP Net Loss	$(11.5)	$(17.5)	$(41.2)	$(52.9)

Net loss reconciliation to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2026	2025	2026
Net loss	$(67.1)	$(53.5)	$(193.1)	$(112.7)
Share-based compensation expense	18.2	4.0	40.2	21.0
Transaction-related adjustments, net (a)	0.2	0.1	2.1	2.2
Restructuring and transformation expenses (b)	10.0	13.1	27.5	40.5
Net gain on divestiture and investments (c)	(0.1)	(0.1)	(0.3)	(0.1)
Gain on debt extinguishment	—	—	—	(62.5)
Other expense, net (h)	4.0	1.8	13.2	10.4
Interest expense	21.2	35.5	61.9	95.9
Provision for income taxes	8.1	3.8	20.9	5.5
Depreciation and amortization (i)	74.8	70.5	222.6	212.1
Adjusted EBITDA	$69.3	$75.2	$195.0	$212.3

(a)	Includes purchase accounting adjustments, exploratory acquisition and divestiture costs, and expenses related to financing activities.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2026	2025	2026
Net loss attributable to common stockholders	$(67.1)	$(53.5)	$(193.1)	$(112.7)
Non-GAAP Net Loss	$(11.5)	$(17.5)	$(41.2)	$(52.9)

Weighted average number of shares - Diluted	240.4	256.3	236.8	251.0
Effect of dilutive securities (a)	1.8	14.2	6.5	13.5
Non-GAAP weighted average number of shares - Diluted	242.2	270.5	243.3	264.5

Net loss per share - Diluted	$(0.28)	$(0.21)	$(0.82)	$(0.45)
Per share impacts of adjustments to net loss (b)	0.23	0.14	0.64	0.24
Per share impacts of shares after adjustments to net loss (a)	0.00	0.01	0.01	0.01
Non-GAAP Loss Per Share	$(0.05)	$(0.06)	$(0.17)	$(0.20)

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

Liquidity and Capital Resources

Overview

We primarily finance our operations and capital expenditures with internally-generated cash from operations and hardware leases, and if necessary, borrowings under the Revolving Credit Facility. As of September 30, 2026, the Revolving Credit Facility provided for up to $375 million of borrowings, $290 million of which was drawn and outstanding as of September 30, 2026. Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our sources will provide sufficient liquidity over at least the next twelve months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so depends on our ability to deliver on our strategic objectives and prevailing economic conditions and other factors, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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

At September 30, 2026, we held $108 million in cash and cash equivalents (not including $3 million in restricted cash, which is included in "Other non-current assets"), of which $66 million was held by foreign entities.

We have entered into installment payment arrangements with certain equipment and software vendors, along with sale-leaseback arrangements for equipment and certain property leases that are considered financing obligations. We had $45 million outstanding with respect to these arrangements as of September 30, 2026. We may choose to utilize these various sources of funding in future periods.

We also lease certain equipment and real estate under operating and finance lease agreements. We had $500 million outstanding with respect to operating and finance lease agreements as of September 30, 2026. We may choose to utilize such leasing arrangements in future periods.

As of September 30, 2026, we had $2,306 million aggregate principal amount outstanding under the FLSO Term Loan Facility, the FLFO Term Loan Facility, the Term Loan Facility, 3.50% FLSO Senior Secured Notes, 5.375% Senior Notes, and 3.50% Senior Secured Notes. The Revolving Credit Facility provides for up to $375 million of borrowings, $290 million of which was drawn and outstanding as of September 30, 2026. Our liquidity requirements are significant, primarily due to debt service requirements.

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

As of September 30, 2026, the contractual interest rate on the FLSO Term Loan Facility was 6.76%. We are required to make quarterly principal payments of $4 million.

As of September 30, 2026, $1,597 million in aggregate principal amount of the FLSO Term Loan Facility remained outstanding.

FLFO Term Loan Facility

Rackspace Finance issued the FLFO Term Loan Facility in an aggregate principal amount $275 million. The FLFO Term Loan Facility matures on May 15, 2028.

As of September 30, 2026, the contractual interest rate on the FLFO Term Loan Facility was 10.26%. We are required to make quarterly principal payments of $0.7 million.

As of September 30, 2026, $268 million aggregate principal amount of the FLFO Term Loan Facility remained outstanding.

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

As of September 30, 2026, we had total commitments of $375 million, $290 million of outstanding borrowings under the Revolving Credit Facility, and $24 million of letters of credit issued thereunder. As such, as of September 30, 2026, we had $62 million of available commitments remaining.

3.50% FLSO Senior Secured Notes due 2028

On March 12, 2024, Rackspace Finance issued $267 million initial aggregate principal amount of 3.50% FLSO Senior Secured Notes. On April 2, 2024 and April 16, 2024, Rackspace Finance issued additional 3.50% FLSO Senior Secured Notes in an aggregate principal amount of $93 million and $4 million, respectively. The 3.50% FLSO Senior Secured Notes will mature on May 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on February 15 and August 15.

During the nine months ended September 30, 2026, we repurchased and surrendered for cancellation $70 million aggregate principal amount of the 3.50% FLSO Senior Secured Notes for $36 million, including accrued interest and fees of $0.4 million.

As of September 30, 2026, $248 million aggregate principal amount of the 3.50% FLSO Senior Secured Notes were outstanding.

Term Loan Facility

On February 9, 2021, we amended and restated the credit agreement governing the $2,300 million senior secured first lien term loan facility (the "Term Loan Facility"). The Term Loan Facility matures on February 15, 2028.

Interest on the Term Loan Facility is due at the end of each interest period elected, not exceeding 90 days, for SOFR loans and at the end of every calendar quarter for base rate loans. As of September 30, 2026, the contractual interest rate on the Term Loan Facility was 6.76%. We are required to make quarterly amortization payments of $0.2 million. We are required to make certain mandatory prepayments under certain conditions defined in the credit agreement governing the Term Loan Facility.

As of September 30, 2026, $61 million aggregate principal amount of the Term Loan Facility remained outstanding.

3.50% Senior Secured Notes due 2028

On February 9, 2021, Rackspace Technology Global issued $550 million aggregate principal amount of 3.50% Senior Secured Notes. The 3.50% Senior Secured Notes will mature on February 15, 2028 and bear interest at an annual fixed rate of 3.50%. Interest is payable semiannually on February 15 and August 15.

During the nine months ended September 30, 2026, we repurchased and surrendered for cancellation $1.3 million aggregate principal amount of the 3.50% Senior Secured Notes for $0.6 million.

As of September 30, 2026, $43 million aggregate principal amount of the 3.50% Senior Secured Notes remained outstanding.

5.375% Senior Notes due 2028

Rackspace Technology Global issued $550 million aggregate principal amount of the 5.375% Senior Notes on December 1, 2020. The 5.375% Senior Notes will mature on December 1, 2028 and bear interest at a fixed rate of 5.375% per year, payable semi-annually on June 1 and December 1.

During the nine months ended September 30, 2026, we repurchased and surrendered for cancellation $36 million aggregate principal amount of the 5.375% Senior Notes for $15 million, including accrued interest and fees of $0.7 million.

As of September 30, 2026, $89 million aggregate principal amount of the 5.375% Senior Notes remained outstanding.

Debt covenants

The FLSO Term Loan Facility, FLFO Term Loan Facility, and Term Loan Facility are not subject to a financial maintenance covenant. The Revolving Credit Facility includes a financial maintenance covenant that limits the super-priority net senior secured leverage ratio to a maximum of 5.00 to 1.00. The super-priority net senior secured leverage ratio is calculated as the ratio of (x) the total amount of consolidated super-priority senior secured debt for borrowed money, less unrestricted cash and cash equivalents, to (y) consolidated EBITDA (as defined under the First Lien Credit Agreement governing the Senior Facilities). However, this financial maintenance covenant will only be applicable and tested if the aggregate amount of outstanding borrowings under the Revolving Credit Facility and letters of credit issued thereunder (excluding $25 million of undrawn letters of credit and cash collateralized letters of credit) as of the last day of a fiscal quarter is greater than 35% of the Revolving Credit Facility commitments as of the last day of such fiscal quarter. This threshold was exceeded as of September 30, 2026 and, accordingly, the financial maintenance covenant was applicable and tested as of such date. Additional covenants in the Senior Facilities and Term Loan Facility limit our subsidiaries' ability to, among other things, incur certain additional debt and liens, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales and enter into certain transactions with affiliates.

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

As of September 30, 2026, we were in compliance with all covenants under the Senior Facilities, the credit agreement governing the Term Loan Facility, and the Indentures.

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

As of September 30, 2026, the New Credit Group had total assets of $2,751 million and total liabilities of $3,867 million, which included total debt of $2,601 million. The financial information for the New Credit Group differs from the financial information for the company and its consolidated subsidiaries primarily because Rackspace Technology Global has debt that is not guaranteed by the New Credit Group, which debt was $192 million as of September 30, 2026.

Capital Expenditures

The following table sets forth a summary of our total capital expenditures for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2025	2026
Customer gear	$52.0	$104.8
Data center build outs	6.0	1.4
Capitalized software and other projects	33.6	61.0
Total capital expenditures	$91.6	$167.2

Capital expenditures were $167 million in the nine months ended September 30, 2026, compared to $92 million in the nine months ended September 30, 2025, an increase of $76 million. The increase in capital expenditures was driven by customer gear purchases related to new contract deployments and higher capitalized software and internally developed project costs between periods.

Cash Flows

The following table sets forth a summary of certain cash flow information for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2025	2026
Cash provided by operating activities	$91.7	$9.3
Cash used in investing activities	$(55.4)	$(70.3)
Cash provided by (used in) financing activities	$(84.6)	$65.6

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

Net cash provided by operating activities was $9 million in the nine months ended September 30, 2026 compared to $92 million of net cash provided by operating activities in the nine months ended September 30, 2025. The decrease in operating cash between periods was primarily driven by a reduction in cash proceeds related to accounts receivable sold of $74 million in the nine months ended September 30, 2026 compared to an increase of $22 million in the nine months ended September 30, 2025. The decrease was partially offset by a $26 million decrease in cash paid for operating expenses in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 and an increase in cash receipts from customers between periods.

Cash Used in Investing Activities

Net cash used in investing activities primarily consists of capital expenditures to meet the demands of our customer base and our strategic initiatives. The largest outlays of cash are for purchases of customer gear, data center and office build outs, and capitalized payroll costs related to internal-use software development.

Net cash used in investing activities increased $15 million, or 27%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a $9 million increase in cash purchases of property, equipment, and software between periods.

Cash Provided by (Used in) Financing Activities

Financing activities generally include cash activity related to debt and other long-term financing arrangements (for example, finance lease obligations and financing obligations), including proceeds from and repayments of borrowings, and cash activity related to the issuance and repurchase of equity.

Net cash provided by financing activities was $66 million in the nine months ended September 30, 2026 compared to $85 million of net cash used in financing activities in the nine months ended September 30, 2025. The change was primarily driven by a $200 million increase in borrowings on the Revolving Credit Facility, partially offset by an increase in debt repayments of $77 million between periods. Also contributing to the increase in financing cash was $12 million of cash proceeds, net of offering costs for common stock sold in the current period and a $10 million reduction in payments on the financing component of our interest rate swap that matured in February 2026.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate Senior Facilities, which includes our $375 million Revolving Credit Facility and $1,866 million outstanding under the FLSO Term Loan Facility and FLFO Term Loan Facility, and $61 million outstanding under our floating-rate Term Loan Facility. As of September 30, 2026, there was $290 million of outstanding borrowings under the Revolving Credit Facility. As of September 30, 2026, assuming the Revolving Credit Facility was fully drawn, each 0.125% change in assumed blended interest rates would result in a $3 million change in annual interest expense on indebtedness under the Senior Facilities and Term Loan Facility.

Our Term Loan Facility, FLSO Term Loan Facility, and FLFO Term Loan Facility bear interest at an annual rate equal to an applicable margin plus one-month Term SOFR, subject to a 0.75% floor. We have in the past and may in the future enter into interest rate swap agreements to manage our risk from fluctuations in one-month Term SOFR above the 0.75% floor.

Foreign Currencies

We are subject to foreign currency translation risk due to the translation of the results of our subsidiaries from their respective functional currencies to the U.S. dollar, our functional currency. As a result, we discuss our revenue on a constant currency as well as actual basis, highlighting our sensitivity to changes in foreign exchange rates. See "Constant Currency Revenue." While the majority of our customers are invoiced, and the majority of our expenses are paid, by us or our subsidiaries in their respective functional currencies, we also have exposure to foreign currency transaction gains and losses as the result of certain receivables due from our foreign subsidiaries. As such, the results of operations and cash flows of our foreign subsidiaries are subject to fluctuations in foreign currency exchange rates. In the nine months ended September 30, 2026, we recognized foreign currency transaction gains of $1 million within "Other expense, net" in our Condensed Consolidated Statements of Comprehensive Loss. As we grow our international operations, our exposure to foreign currency translation and transaction risk could become more significant.

We have in the past and may in the future enter into foreign currency hedging instruments to limit our exposure to foreign currency risk.

Power Prices

We are a large consumer of power. In the nine months ended September 30, 2026, we expensed approximately $27 million for utility companies to power our data centers, representing approximately 1% of our revenue. Power costs vary by geography, the source of power generation and seasonal fluctuations and are subject to certain proposed legislation and geopolitical tensions that may increase our exposure to increased power costs. We have power contracts for data centers in the Dallas-Fort Worth, San Jose, Somerset, New Jersey and London areas that allow us to procure power either on a fixed price or on a variable price basis.

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

On July 29, 2026, we and two of our executive officers were named as defendants in a putative securities class action filed in the United States District Court for the Southern District of New York (Morgan-Reed v. Rackspace Technology, Inc., et al., Case No. 1:26-cv-06491). The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons who purchased or otherwise acquired our common stock between May 7, 2026 and July 8, 2026, and alleges, among other things, that certain public statements concerning our enterprise AI initiatives and business segment outlook were materially false or misleading. The complaint seeks unspecified compensatory damages, interest, and attorney’s fees and costs. On October 13, 2026, the court appointed lead plaintiffs and lead counsel. We believe the claims lack merit and intend to defend the action vigorously. We are unable to predict the outcome of this matter or reasonably estimate the amount or range of any possible loss, if any.

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

Our Enterprise AI business depends substantially on our relationship with Advanced Micro Devices, Inc. ("AMD") as well as on other partners who provide, or may provide in the future, complementary products, software and platform capabilities for our Enterprise AI solutions, including Palantir Technologies Inc., VMware by Broadcom, Uniphore Technologies, Inc., Rubrik, Inc. and any future partners (collectively, our "Key Partners"). Our ability to obtain AMD Products and related hardware on commercially acceptable terms and timelines depends on our relationships with the third-party original equipment manufacturers who incorporate AMD Products into their servers as well as supply and demand for GPUs and related hardware in the overall market, which can fluctuate rapidly.

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

Although we are no longer a “controlled company” within the meaning of Nasdaq’s rules, during a one-year transition period, we may continue to rely on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are subject to those corporate governance requirements.

Prior to September 9, 2026, Apollo controlled a majority of the voting power of our outstanding voting stock, and as a result, we were a “controlled company” within the meaning of Nasdaq's corporate governance standards and elected not to comply with certain Nasdaq corporate governance requirements. On September 9, 2026, Apollo’s ownership of our outstanding voting stock fell below 50%, and consequently, we are no longer considered a “controlled company” under Nasdaq rules. As a result, we are subject to additional governance requirements under Nasdaq rules, including the requirements that:

•a majority of our Board of Directors consist of independent directors;
•our nominating and corporate governance committee be composed entirely of independent directors or otherwise require that the nominees for directors are determined or recommended to our Board of Directors by the independent members of our Board of Directors pursuant to a formal resolution addressing the nominations process and such related matters as may be required under the federal securities laws; and
•our compensation committee be composed entirely of independent directors.

Nasdaq rules provide for phase-in periods for these requirements. Under these phase-in rules, (i) each of our compensation committee and our nominating and corporate governance committee must have at least one independent member as of the date on which we ceased to be a “controlled company,” a majority of independent members within 90 days of such date and only independent members within one year of such date and (ii) a majority of our Board of Directors must consist of independent directors within one year of such date. During this transition period, we may not have a majority of independent directors on our Board of Directors and our nominating and corporate governance committee and compensation committee may not be composed entirely of independent directors. As a result, during this transition period, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a Share Issuance Agreement with Palantir Technologies Inc. ("Palantir"), on July 6, 2026, we issued 2.2 million shares of our common stock to Palantir as non-cash consideration having an aggregate fair value of approximately $14.0 million on the date of issuance. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6 – EXHIBITS

Exhibit Number		Exhibit Description
10.1	†*	Separation Agreement and Release between Rackspace US, Inc. and Dharmendra Kumar (“DK”) Sinha, dated September 14, 2026
31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RACKSPACE TECHNOLOGY, INC.

Date:	November 9, 2026	By:	/s/ Mark Marino
Mark Marino
Chief Financial Officer